Form 10-K
period 2021-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2022-03-07
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 7, 2022, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors, including those relating to the COVID-19 pandemic, identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
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
(10) London Interbank Offered Rate discontinuation and transition to alternative reference rates;
(11) unsuccessful efforts to meet all environmental, social, and governance standards or to enhance our sustainability;
(12) investment defaults, downgrades, or volatility;
(13) investment sales or lending difficulties;
(14) collateral or derivative-related payments;
(15) investment valuations, allowances, or impairments changes;
(16) claims or other results that differ from our estimates, assumptions, or models;
(17) business competition;
(18) catastrophes;
(19) climate changes or responses to it;
(20) deficiencies in our closed block;
(21) acceleration of amortization of deferred policy acquisition costs, deferred sales inducements, value of business acquired, value of distribution agreements acquired or value of customer relationships acquired;

(22) product guarantee volatility, costs, and counterparty risks;
(23) risk management failures;
(24) insufficient protection from operational risks;
(25) failure to protect confidentiality and integrity of data or other cybersecurity or disaster recovery failures;
(26) accounting standards changes;
(27) excessive risk-taking; and
(28) marketing and distribution difficulties.
The Company will not publicly correct or update any forward-looking statements if we believe we are not likely to achieve them or for any other reasons. Please consult any further disclosures we make on related subjects in subsequent reports to the U.S. Securities and Exchange Commission.
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
The Company is a provider of insurance, annuities, employee benefits and asset management. We are also one of the largest institutional investors in the United States with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the Company’s business.
Our well-recognized brand, market-leading businesses, competitive and innovative product offerings and financial strength and expertise should help drive future growth. MetLife will continue to execute on its Next Horizon strategy, creating value focusing on the following three pillars: (i) Focus; (ii) Simplify; and (iii) Differentiate.
Regulation
Overview
United States (“U.S.”) state regulators primarily regulate Metropolitan Life Insurance Company, with additional federal regulation of some of our products and services. New York’s insurance holding company laws apply to MetLife, Inc. and its U.S. insurance subsidiaries licensed in New York, including Metropolitan Life Insurance Company. Furthermore, consumer protection laws, privacy, anti-money laundering, securities, commodities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of our operations, products and services.
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
MLIC has all material licenses to transact its business in each jurisdiction where it conducts business. The extent of such regulation varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers with respect to, among other things:
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

•fixing maximum interest rates on insurance policy loans and minimum guaranteed crediting rates on life insurance policies and annuity contracts;
•adopting and enforcing standards with respect to the sale of annuities and other insurance products;
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
U.S. Federal Initiatives
U.S. federal initiatives can affect our business in a variety of ways. For instance, legislators and policymakers have proposed various forms of direct and indirect federal regulation of insurance from time to time, such as proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
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
Dodd-Frank and its implementing regulations have changed since the law was adopted. As a result of these changes, and potential changes, we cannot identify all the risks posed and opportunities presented, if any, to our businesses. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
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
Guaranty Associations and Similar Arrangements
Many jurisdictions in which we transact business require life and health insurers to participate in guaranty or similar associations. These arrangements pay certain insurance benefits owed by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. In addition, certain jurisdictions have government owned or controlled organizations providing life and health insurance to their citizens, whose activities could place additional stress on the adequacy of guaranty fund assessments. Many of these organizations have the power to levy assessments similar to those of the guaranty associations. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. We have established liabilities for guaranty fund assessments.
Insurance Regulatory Examinations and Other Activities
U.S. state insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.

In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to the open market conduct quinquennial exam and paid a fine and customer restitution and submitted remediation plans for approval. See Note 16 of the Notes to the Consolidated Financial Statements regarding any reportable contingencies related to findings resulting from our state insurance department examinations.
In 2018, Pennsylvania, California, Florida, North Dakota and New Hampshire insurance regulators scheduled a multistate re-examination of MetLife and its affiliates relating to compliance with a regulatory settlement agreement relating to unclaimed property. This examination is ongoing.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted investigations or made inquiries relating to sales of individual life insurance policies, annuities or other products we have written. These investigations often focus on the conduct and/or supervision of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, or sales and replacements of annuities and certain riders on such annuities. Over the past several years, we resolved these (and a number of investigations by other regulators) for monetary payments and certain other relief, including restitution payments. We may continue to receive notice of, and may resolve, further investigations and actions on these matters in a similar manner.
Insurance standard-setting and regulatory support organizations, including the National Association of Insurance Commissioners (“NAIC”), encourage insurance supervisors to establish Supervisory Colleges. These organizations facilitate cooperation and coordination among insurance supervisors to enhance their understanding of the risk profile of U.S.-based insurance groups with international operations. Our lead state regulator, the NYDFS, annually chairs Supervisory College meetings that MetLife’s key U.S. and non-U.S. regulators attend.
In addition, regulators have scrutinized insurers’ claims payment practices. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding group annuity benefits and unclaimed property inquiries.
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
State insurance holding company laws and regulations are generally based on the NAIC’s Insurance Holding Company System Regulatory Act and Regulation (“Model Holding Company Act and Regulation”). These vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. They require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the insurer’s lead state regulator. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors. In 2020, the NYDFS amended its laws to permit the New York Superintendent of Financial Services (“Superintendent”) to act as a group-wide supervisor.

In furtherance of the NAIC’s “Solvency Modernization Initiative,” the NAIC has updated model acts and regulations to address insurance company financial regulation, as discussed below, and, in particular, capital requirements; corporate governance and risk management practices; group supervision; liquidity stress testing, statutory accounting and financial reporting; and reinsurance.
The NAIC’s Corporate Governance Annual Disclosure Model Act, which all states have adopted, requires insurers to annually file detailed information regarding their corporate governance policies.
New York has also adopted the NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and to document an internal own risk and solvency assessment (“ORSA”) of its material risks in normal and stressed environments. MetLife, Inc. has submitted on behalf of the enterprise an ORSA summary report to the NYDFS annually since this requirement became effective.
The NAIC has also approved a valuation manual containing a principle-based approach to the calculation of life insurance reserves (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. The NYDFS promulgated a regulation in 2019 that affirms the Superintendent’s authority to deviate from the Valuation Manual to adjust the reserves of a New York domestic life insurance company, such as MLIC, if the NYDFS determines that an alternative requirement would be in the best interest of New York policyholders. The NYDFS subsequently amended the regulation, as a result of which we increased our statutory reserves by approximately $700 million and our statutory capital requirements by approximately $300 million over the prior reserve and capital requirements. We fully graded these impacts into our statutory financial statements over a one-year period ending December 31, 2020.
The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts by building on the state-based regulation system. In furtherance of this initiative, the NAIC adopted changes to its Statutory Annual Statement reporting, effective for year-end 2019, to improve liquidity risk monitoring. The NAIC also adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups. The applicability of the framework is based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The framework is consistent with MetLife’s liquidity risks policies and procedures and it will be used as a regulatory tool once the holding company act amendments have been adopted by New York.
We use capital markets solutions to finance a portion of our statutory reserve requirements for several products. These include level premium term life products subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX), and our closed block. In order to address the use of captives for policies covered by Regulation XXX and Guideline AXXX, the NAIC adopted Actuarial Guideline 48 (“AG 48”). This guideline has enhanced the statutory financial statement disclosure of an insurer's use of captives and has narrowed the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations.
AG 48 also requires the actuary of a ceding insurer to opine on the assuming insurer’s collateral associated with the treaty and to issue a qualified opinion if the assuming entity is not complying with the requirements of AG 48. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48, as amended by the NAIC in 2016, and establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. This model regulation has only been adopted by a few states, although it is expected to be broadly adopted in the near term since it will become an NAIC accreditation standard on September 1, 2022.
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

New York restricts the dividends or other distributions an insurance company subsidiary may pay to its parent companies and limits the transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the NYDFS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 12 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
For developments that could affect our surplus and capital, see “Risk Factors.”
Risk-Based Capital
Metropolitan Life Insurance Company is subject to risk-based capital (“RBC”) requirements developed by the NAIC and adopted by New York. Insurers calculate RBC annually based on a formula that applies factors to various asset, premium, claim, expense and statutory reserve items, taking into account asset, insurance, interest rate, and market and business risk characteristics. Regulators use the formula as an early warning tool to identify insurers that may be inadequately capitalized for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
The NYDFS issues annual letters on Special Considerations (each, an “SCL”) to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could mandate assumption changes, which would require us to increase or release certain asset adequacy reserves, which could materially impact our statutory capital and surplus. No changes were made to our asset adequacy reserves in either 2021 or 2020 as a result of the applicable SCL. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements.
The NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced our RBC ratios. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and we expect these revisions to have a modest net positive RBC impact on us.
In 2020, the NAIC issued guidance on RBC addressing debt restructuring due to the economic impact of the COVID-19 pandemic, where a counterparty might seek concessions. The guidance provides that an insurer does not need to reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. The NAIC extended this guidance through January 1, 2022 in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 pandemic. Following the expiration of the guidance on January 1, 2022, an insurer should rely upon existing accounting guidance regarding the impact of a debt restructuring on the insurer’s RBC.
NAIC adoptions or NYDFS regulation changes may have a material impact on our RBC ratio.
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the NYDFS stated that it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS collected data from insurers that met certain New York premium thresholds, including Metropolitan Life Insurance Company, regarding the diversity of their corporate boards and management. The NYDFS plans to publish such data on an aggregate basis to measure progress in the industry, and it will include diversity-related questions in its examination process starting in 2022. The NAIC is also evaluating issues related to race, diversity and inclusion, and it is examining practices in the insurance industry in order to determine how barriers are created that disadvantage people of color or historically underrepresented groups.

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
Cybersecurity and Data Protection Regulation
We are subject to a variety of laws and regulations at the local, state and federal level regarding the collection, storage, use, processing, disclosure, protection and security of personal information, including health-related and customer information and data of MetLife employees (our “Associates”). Various local, state and federal laws require companies such as ours to inform consumers of data collection and processing practices and further dictate whether, how, and under what circumstances we can transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly from jurisdiction to jurisdiction. We are also subject to laws and regulations governing the security and integrity of our information systems and the non-public information stored therein, many of which require the implementation of comprehensive information security policies and procedures, and require notification to affected individuals and regulators of security breaches and other cyber incidents. Given growing cybersecurity risks and threats posed to information and financial systems by nation-states, terrorist organizations and independent criminal actors in recent years, insurance and other regulators have increased focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.
Cybersecurity
The New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) were promulgated by the NYDFS in March 2017 to promote the protection of customer information and information technology systems by establishing and regulating cybersecurity requirements for financial services entities under the NYDFS’s jurisdiction. In general, the Regulation requires covered entities, including banking and insurance entities under its jurisdiction, to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to assess those risks and protect the confidentiality, integrity and availability of such systems and data. Specifically, the Regulation provides for, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a chief information security officer and other qualified cybersecurity personnel; (v) oversight of third party service providers with access to the information systems and nonpublic personal information of covered entities, including via implementation of written policies and procedures to evaluate the third party service provider’s cybersecurity practices; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS. Covered entities who fail to comply with the Regulation may be subject to enforcement actions brought by the NYDFS, the result of which could lead to civil penalties, and other legal and reputational costs.
In 2017, the NAIC introduced the Insurance Data Security Model Law (the “Cybersecurity Model Law”). The Cybersecurity Model Law requires insurers and other entities licensed by a state department of insurance to develop, implement and maintain a risk-based information security program and establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Over the past few years, several states in which MLIC is licensed have adopted the Cybersecurity Model Law, and more may adopt it in the future, requiring further compliance and oversight efforts. Such compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure.

On May 12, 2021, President Biden signed Executive Order 14028 on Improving the Nation’s Cybersecurity (the “Order”) to strengthen the U.S. federal government’s cybersecurity defenses and that of its vendors. The Office of Management and Budget (“OMB”) has released several memos expounding on various aspects of the Order; for example, OMB released the federal government’s strategy to move towards Zero Trust cybersecurity principles on January 26, 2022. While MetLife provides employee benefits to several of the agencies that are subject to the Order, it is not directly subject to the new requirements at this time, based on the scope of the Order. While the Order is primarily aimed at technology and software providers and suppliers, there are efforts underway within a whole-of-government approach to combat cyber-attacks and ransomware attacks, which could potentially impose additional cybersecurity requirements on MetLife and other federal contractors over time.
Privacy and Data Protection
In the United States, we are subject to state laws, which impose certain obligations on the processing of personal information and provide consumers specific rights to control their personal information. For instance, the California Consumer Privacy Act (“CCPA”), which applies to certain portions of our business, requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In November 2020, the CCPA was amended by the California Privacy Rights Act (“CPRA”), which will take effect in most material respects on January 1, 2023. The CPRA expands the CCPA, including with respect to certain sensitive personal information, and establishes a regulatory agency dedicated to enforcing those requirements. Regulators may impose fines for violations, and individuals have a private right of action for the unauthorized disclosure of personal information as a result of a failure to maintain reasonable security procedures. The CCPA has not been subject to significant litigation and judicial interpretation and it remains unclear how various provisions of the CCPA will be interpreted and enforced. While a significant portion of our business is exempted from the CCPA’s specific requirements, the Health Insurance Portability and Accountability Act and the insurance laws of several states to which we are subject grant similar rights to insureds, including the right to request copies of their personal information that a company has collected.
Several other states either have proposed or adopted new privacy laws similar to CCPA and CPRA (i.e., Virginia and Colorado enacted laws in 2021 which will come into effect in 2023) which would apply to certain portions of our business. Adapting our practices to comply with these laws and regulations may increase compliance costs and potentially change our business practices.
The above laws, and other similar laws that may be passed, may require us to adapt our practices and divert resources from other initiatives and projects to address such evolving compliance and operational requirements. Moreover, despite our efforts, governmental authorities or others may assert that our business practices fail to comply with such requirements, and if we are found to violate any such laws, we may incur substantial fines or damages, have to change our business practices, or face reputational harm, any of which could have an adverse effect on our business.
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and/or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid prohibited non-exempt transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and to Individual Retirement Accounts (“IRAs”) (and certain other arrangements) if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.

The SEC adopted Regulation Best Interest in 2019, and compliance was required beginning on June 30, 2020. Regulation Best Interest requires broker-dealers to act in the best interest of individual investor retail customers when recommending securities transactions or investment strategies involving securities, including recommendations to IRA owners, as well as non-benefit plan retail customers. In addition, other SEC rules require broker-dealers and investment advisers to retail customers to describe their services and conflicts of interest to their retail customers in client relationship summary disclosure and deliver a copy to their retail customers. In December 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with the new SEC rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective on February 16, 2021. In April 2021, the DOL published additional guidance indicating that it may amend or add to this rule.
State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs, and Massachusetts has enacted a law to that effect. The NYDFS’s annuity suitability regulation incorporates the “best interest” standard and expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned the regulation for being unconstitutionally vague, and the NYDFS has appealed the decision. Regulation Best Interest under the Securities Exchange Act of 1934, as amended (“Exchange Act”) does not include a private right of action, although the SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.
Investments Regulation
State insurance laws and regulations limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
Derivatives Regulation
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets requiring clearing of certain types of interest rate and credit default swap transactions and imposes additional costs, including reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties).
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
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or are exempt from registration under the Securities Act. We issue a fixed interest rate contract with features that require it to be registered under the Securities Act.
Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws.
The SEC, CFTC and FINRA from time to time propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities.
Under SEC rules, broker-dealers recommending variable products and other securities offerings to retail customers are required to comply with a “best interest” standard. SEC rules also require broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities. In April 2021, as noted above, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187-Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has appealed the decision.
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
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS issued a circular letter to New York domestic and foreign authorized insurers stating that the NYDFS expects insurers to start integrating financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and developing their approach to climate related financial disclosure.
On November 15, 2021, the NYDFS issued guidance for New York domestic insurers, which states that insurers are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, insurers should incorporate climate risk into their financial risk management and manage this risk through their enterprise risk management functions. Insurers must have an implementation plan in place by August 15, 2022 with respect to the NYDFS’s expectations for corporate governance and organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing additional changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to start working on these changes, although the NYDFS plans to issue further guidance with more specific timing information.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, effective August 13, 2021, that requires certain additional risks, including climate change risk, to be specifically included in an insurance group’s enterprise risk management function.
In addition, the Federal Insurance Office (“FIO”) has been instructed by President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, to seek public comment on climate-related financial risks in the insurance industry. The FIO’s request for information notes that it will work on assessing how the insurance sector may mitigate climate change impacts and help achieve national climate-related goals. The comment period ended in November 2021.
The SEC is continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities, and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities,” which references the regulatory settlement agreement relating to unclaimed property. See also Note 16 of the Notes to the Consolidated Financial Statements.
London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the United Kingdom (“U.K.”) regulator of London Interbank Offered Rates (“LIBOR”), previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On March 5, 2021, the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, announced that it will cease the publication of one week and two-month U.S. Dollar LIBOR and all non-USD (GBP, EUR, CHF and JPY) LIBOR settings at the end of December 2021, but will extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) until the end of June 2023. U.S. bank regulators advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts by the end of 2021.

We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. The transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. We continue to identify, assess and monitor market and regulatory developments, assess agreement terms, and evaluate operational readiness related to the transition. The SEC’s Division of Examinations (formerly the Office of Compliance Inspections and Examinations) expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee (“ARRC”) and other industry association efforts on the transition to alternative reference rates. The Company utilized the International Swaps and Derivatives Association, Inc. (“ISDA”) 2020 IBOR Fallbacks Protocol to address the transition from LIBOR and other interbank offered rates to other risk-free rates in its OTC bilateral ISDA derivatives contracts. We also monitor the Financial Accounting Standards Board’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. In April 2021, the State of New York enacted legislation to address the transition from U.S. Dollar LIBOR for certain New York law governed agreements, which is generally consistent with the ARRC’s recommendations to facilitate the transition. Federal legislation intended to address the transition from U.S. Dollar LIBOR to alternative reference rates for all U.S. law governed contracts with inadequate LIBOR fallback provisions is pending in Congress. There can be no assurance that such federal legislation will be enacted or enacted in a form sufficient to address the LIBOR transition risk for such contracts. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

Item 1A. Risk Factors
Any or each of the events described below may (or may continue to) adversely affect the global economy, global financial markets, our reputation, our regulatory, customer, or other relationships, our results of operations, our liquidity or cash flows, our statutory capital position, our ability to meet our obligations, our credit and financial strength ratings, or our financial condition. The effects may vary depending on timing, product, market, region or segment.
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
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, business investment, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions in response thereto may inhibit revenue growth, reduce investment opportunities and result in investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
Higher unemployment, changes to inflation, lower family income, lower corporate earnings, lower business investment, lower consumer spending, elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations, lapses or surrenders of policies, reduced demand for our products, and deferred or canceled payments of insurance premiums may negatively affect our earnings and capitalization.
Declining equity markets may decrease the account value of our products, reducing certain fees generated by these products, which may increase the level of insurance liabilities we carry, and accelerate the amortization of deferred policy acquisition costs (“DAC”). Additionally, lower interest rates may reduce returns in fixed income investments.
Public Health Risks
Pandemics and other public health issues, and governmental, business, and consumer reactions to them, have affected and may continue to affect economic conditions. They have and may continue to cause illnesses and deaths, changes in consumer or business confidence, behavior and activity, changes to interest rates and other market risk factors, and governmental or other restrictions on economic activity for prolonged periods. Any of these issues may cause or exacerbate any of the difficult economic conditions we describe in these risk factors.
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

Lower spreads may accelerate the amortization of DAC, reducing net income and in turn, harming our credit instrument covenants or rating agency assessment of our financial condition. During periods of declining interest rates, life insurance and annuity products may be more attractive investments to consumers, resulting in increased premium payments on certain products, repayment of policy loans and increased persistency, while our new investments carry lower returns. A market interest rate decline could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, we may need to increase our reserves.
Interest rate increases may also harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. We may accelerate the amortization of DAC and value of business acquired (“VOBA”), reducing net income, harming our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security or we determine that the decline in estimated fair value is due to a credit loss. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
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
Real Estate Risks
Changes in leasable commercial space supply and demand, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and real estate joint ventures.

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
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives agreements, our risks may not be hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge collateral or make payments. In addition, we may face increased costs to the extent we replace counterparties who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.
We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions
In cases of volatility, disruption, or other conditions in global capital markets we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
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
We May Not Find Available, Affordable or Adequate Reinsurance to Protect Us Against Losses
Reinsurers may increase our reinsurance costs, or may decline to offer us reinsurance, due to policy changes related to pandemics or other public health issues (such as the COVID-19 pandemic), market conditions, or other factors. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
We may incur costs as a result of a reinsurer’s insolvency, inability or unwillingness to make payments, or inability or unwillingness to maintain collateral.
Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings
If our ratings decline, market capacity is limited, or on other repricing occasions, our costs to finance statutory life insurance reserves may increase. If regulators disallow assets to back statutory reserves, we would not be able to take some or all related statutory reserve credit, which may harm our statutory capitalization.
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
Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, health care, accounting, cybersecurity, privacy and data protection, tort reform legislation, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer products we do today or to introduce new products.
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
Regulators have reacted and may continue to react to pandemics and other public health issues (such as the COVID-19 pandemic). They may require “no lapse” in policy coverage regardless of whether we receive premiums or are able to assess fees against policyholder account balances. They may extend insurance coverage beyond our policy or contract terms and may impose premium grace periods, suspend cancellations, lower or freeze premium rates, and extend proof of loss deadlines, including retroactively, exposing us to risks and costs we are unable to foresee or underwrite. We may also adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxing claim documentation requirements, relaxing eligibility criteria, granting premium credits, or other accommodations for customers experiencing economic or other distress. Regulators may restrict our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with others suffering public health-related effects.

Governmental bodies may delay acting on or implementing regulatory or policy changes due to pandemics or other public health issues, or because they are attending to pandemic or public health issues rather than to other topics. This may increase uncertainty, prolong deleterious regulations and policies, delay or prevent beneficial regulatory or policy changes, and create the potential for later, more rapid changes to which we find it more difficult to adjust.
Our New York insurance regulator’s annual SCL for year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
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
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or our Associates, business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices (such as those related to the COVID-19 pandemic), data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
We May Face Changes to Interest Rates, the Value of our Financial Instruments, the Competitiveness of our Products, the Performance of our Investments, and our Relationships Due to LIBOR’s Discontinuation and the Uncertainties in Our Transition to Alternative Reference Rates
The FCA, the U.K. regulator of LIBOR, and the ICE Benchmark Administration, the administrator of LIBOR, have announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will cease at the end of June 2023. We continue to actively transition to the alternative reference rates. Differences between LIBOR and the applicable alternative reference rates may impact the value of, return on, and markets for, a broad array of our products, our financial instruments, the instruments in which we invest, or interest rates on our borrowing or debt. The effects on our business and investments will vary depending on the transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts and whether, how, and when industry participants adopt alternative reference rates for new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our cash or derivative positions. We may not effectively hedge or manage risks from differences among applicable alternative reference rates or timing of when such rates take effect.
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
Any such uncertainties or ineffective management may harm our reputation, our relationships with our customers, or regulators, our financial condition, and our business operations.

Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Regulators' or Customers’ Expectations
Our regulators, customers, or others may evaluate our practices by ESG criteria that are continually evolving and not always clear. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. We may fail to meet our commitments or targets. Customers and potential customers may be prohibited or choose not to do business with us based on our sustainability practices and related policies and actions. We may face adverse regulatory, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Pandemics and other major public health issues (such as the COVID-19 pandemic) have affected and may continue to affect financial markets and our investment portfolio. These have increased and may continue to increase our risk of investment defaults, downgrades and volatility, and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
Market volatility affects the value of or return on our investments. It may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. Borrowers may delay or fail to pay principal and interest when due, or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. We may face moratoriums on foreclosures and other enforcement actions impairments, and loan or lease modifications, due to government action or market conditions. We may also encounter credit spread changes, increasing our borrowing costs and decreasing our product fee income. Issuer or guarantor default rates may increase.
We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships, and real estate equity, including real estate joint ventures and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks' efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit requirements and rating agency capital adequacy measures.
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

We May Change Our Securities and Investments Valuation, or Take Allowances and Impairments on Our Investments, or Change Our Methodologies, Estimations, and Assumptions
During periods of market disruption or rapidly changing market conditions, such as significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our assets may become less liquid. We may base our asset valuations on less observable and more subjective judgments, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. The estimated fair value of our securities may also decrease due to changes in valuation methods and assumptions.
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
Pandemics and other public health issues (such as the COVID-19 pandemic) have caused and may continue to cause increased claims under many of our policies (for example, life, disability, leave, long-term care, major medical and supplemental health products), raising our resulting costs. Governments or others may fail to produce accurate population and impact data that we use in our estimates, assumptions, models, or reserves, such as death rates, infections, morbidity, hospitalization, or illness. This may cause or exacerbate any of the risks related to our estimates or assumptions. Pandemics and other public health issues may cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes to our claims or other areas subject to estimates, assumptions, models, or reserves. We may not accurately predict, prepare, and adjust to these changes.
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are underwritten annually due to more favorable terms from competitors.
We May Face Catastrophes That Affect Liabilities for Policyholder Claims and Reinsurance Availability
Catastrophic events could increase claims, impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing reinsurance defaults. Pandemics and other public health issues or other events may continue to cause a large number of illnesses or deaths. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Governmental and non-governmental organizations may not effectively mitigate catastrophes' effects. We may also be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes.

We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of near- or long-term weather-related disasters, public health incidents, and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on climate-related risks.
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
We May Be Required to Accelerate the Amortization of or Impair DAC, DSI, VOBA, VODA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, significant or sustained equity market declines, significantly lower spreads, and certain other economic variables, such as inflation, may harm the gross profit or margins that we use to amortize DAC, deferred sales inducements (“DSI”) and VOBA. These factors could also cause an impairment of the value of distribution agreements acquired (“VODA”) or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.
We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products
Our liabilities for guaranteed benefits, including but not limited to no-lapse guarantee benefits, guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, guaranteed minimum income benefits, and minimum crediting rate features could increase if equity or fixed income funds decline or become more volatile, or interest rates remain low or decrease.
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
Pandemics and other public health issues (such as the COVID-19 pandemic), and authorities’ and people’s reactions thereto, have resulted in and may continue to result in remote, hybrid and/or flexible office working arrangements and other unusual conditions. These may strain our risk management and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may increase both our compliance costs and our risk of violations.
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
Pandemics and other public health issues (such as the COVID-19 pandemic) have increased, and may continue to increase, our administrative expenses and have impacted the reliability and efficacy of our operational processes. They may affect our Associates, agents, brokers and distribution partners, vendors, other service providers and counterparties. We may have difficulties conducting our business, including continued challenges in selling some of our products, such as those traditionally sold in person. We may face increased workplace safety costs and risks, lose access to critical Associates, and face increased employment-related claims and employee-relations challenges. Any of the third parties to whom we outsource certain critical business activities may fail to perform due to a force majeure or otherwise.
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
Notwithstanding our compliance with regulatory and accounting requirements in relation to internal controls and our conclusion that internal control over financial reporting is effective as of the date reported, there is a risk that the Company’s internal controls will prove ineffective and significant deficiencies or material weaknesses in internal controls may occur in the future.
We May Fail to Protect the Confidentiality and Integrity of Our Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
Our business is highly dependent upon the effective operation of our information systems, and those of our service providers, vendors, and other third parties. Our business relies on the proper functioning of these systems, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses, and other core business functions. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may adversely affect our ability to conduct business, result in regulatory enforcement action, and harm our results of operations, financial condition and reputation.
We and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, and other breaches of cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented, and we require our critical vendors to implement, what we believe to be effective cybersecurity and data protection measures, including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities that are unknown to us or our vendors that may increase the potential of cyber-attacks or unauthorized access. We may not timely detect such incidents.

If we or our vendors fail to prevent, detect, address and mitigate such incidents, we may suffer significant financial and reputational harm. There is no assurance that our security measures or those of our vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.
In addition, we routinely transmit, receive and store personal, confidential and proprietary information by electronic means, including customers’ confidential health-related information. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, and we or our vendors may also fail to maintain adequate internal controls or comply with relevant policies and procedures designed to ensure the privacy of sensitive data. Such failure may result in our or our vendors’ intentional or unintentional disclosure or misuse of confidential information, as well as others’ misappropriation of such confidential information, which could damage our reputation, reduce demand for our products and services and subject us to significant legal and regulatory liability and expenses, which would harm our business, results of operations and financial condition.
We, our vendors, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, ransomware or cyber-attack, or war, and our disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data. Our ability to conduct business effectively and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our Associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a breach released any of our sensitive financial information, then customers or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies. Regulators, customers, or others may act against us for any cybersecurity failures. We also have an increasing challenge of attracting and retaining highly qualified personnel to assist us in combating these security threats. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents.
We May Face Changes in Accounting Standards
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. Changes in accounting rules applicable to our business may have an adverse impact on our results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Note 1 of the Notes to the Consolidated Financial Statements.
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
Item 6. Reserved

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
COVID-19 Pandemic and Current Market Conditions
We continue to closely monitor developments relating to the COVID-19 pandemic and assess its impact on our business. We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
In 2021 and 2020, we granted certain accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating lease concessions. See “— Results of Operations” for further information regarding the effect of the COVID-19 pandemic on our businesses. See also Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 pandemic-related mortgage loan concessions.
The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs are now winding down due to global economic recovery and rising inflation. In the United States, the Federal Reserve Board has begun to reduce its asset purchases and will end all such purchases by March 2022. Additionally, the board members’ forecasts suggest the policy rate is likely to increase in 2022.
To manage the impact of a changing U.S. interest rate environment, we maintain diversification across products and distribution channels while proactively evaluating interest rate and product strategies. In addition, we apply disciplined asset/liability management (“ALM”) strategies, including the use of derivatives. Our ability to take such actions may be limited by competition, regulatory approval requirements, or minimum crediting rate guarantees and may not match the timing or magnitude of interest rate changes.

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

Traditional long-duration and limited-payment contracts comprise approximately 60% of MLIC’s liabilities for future policyholder benefits. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations provided the resulting liabilities are adequate to provide for future benefits and expenses (i.e., there is no premium deficiency). Therefore, liabilities for these products would not be impacted by changes in assumptions unless such change would result in an adverse impact that would trigger an establishment of a premium deficiency reserve. Favorable experience for traditional long-duration and limited-payment contracts would have no impact on liabilities given that the current assumption is required to remain locked-in, however the positive experience would be reflected in net income over the life of the policies in force.
Our traditional life and other participating blocks comprise approximately 35% of our future policyholder benefit liabilities. For these contracts, MLIC’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
For all insurance assets and liabilities, MLIC holds capital and surplus to mitigate potential adverse experience development. The Company’s approaches for managing liquidity and capital are described in “— Liquidity and Capital Resources.”
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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $25 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 5.75%.
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
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment, including assumptions or estimates, are used to determine the estimated fair value of investments. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments. The methodologies, assumptions and inputs utilized are described in Note 9 of the Notes to the Consolidated Financial Statements.
For the vast majority of our investments, sensitivity analysis regarding unobservable inputs is not necessary or appropriate, as they are valued using quoted prices, as described above. Quantitative information about the significant unobservable inputs used in fair value measurement and the sensitivity of the estimated fair value to changes in those inputs for the more significant asset and liability classes measured at estimated fair value on a recurring basis is presented in Note 9 of the Notes to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.
Investment Allowance for Credit Loss and Impairments
The significant estimates and inherent uncertainties related to our evaluation of credit loss and impairments on our investment portfolio are summarized below. See “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the sensitivity of our fixed maturity securities and mortgage loan portfolios to changes in interest rates and foreign currency exchange rates.

Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. In accordance with credit loss guidance adopted January 1, 2020, we evaluate credit loss by considering information that changes from time to time about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. We estimate recovery value based on our best estimate of future cash flows, which is inherently subjective, and methodologies can vary depending on the facts and circumstances specific to each security. In accordance with this credit loss guidance, we record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost as an impairment. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 7 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these evaluations as conditions change and new information becomes available. The valuation of our fixed maturity securities portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our fixed maturities securities portfolio that is foreign denominated, is sensitive to changes in foreign currency exchange rates.
Prior to adopting the credit loss guidance, we applied the other than temporary impairment model, where credit loss was recognized when it was anticipated that amortized cost of the security would not be recovered. The credit loss evaluation process and the measurement of credit loss are generally similar under the credit loss guidance and the other than temporary impairment model.
Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In accordance with credit loss guidance adopted January 1, 2020, to determine the mortgage loan ACL, we apply significant judgement to estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events and current and forecasted economic conditions which are subject to inherent uncertainty and which necessarily change from time to time. The ACL methodologies, significant inputs and significant judgements and assumptions used to determine the amount of credit loss are described in Notes 1 and 7 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates as conditions change and new information becomes available. The estimated fair value of our mortgage loan portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our mortgage loan portfolio that is foreign denominated, is sensitive to changes in foreign currency exchange rates.
Prior to adopting the credit loss guidance, we used the incurred loss model, where credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected). The credit loss evaluation process and the measurement of credit loss are generally similar under the credit loss guidance and the incurred loss model, except that the credit loss guidance requires recording an ACL for expected lifetime credit loss.
Real Estate, Leases and Other Asset Classes
The determination of the amount of ACL on leases and impairments on real estate and the remaining asset classes is highly subjective and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of ACL and impairments are described in Notes 1 and 7 of the Notes to the Consolidated Financial Statements. Such evaluations and assessments are revised as conditions change and new information becomes available.

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
Employee Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements of the sponsor and its participating affiliates. The calculation of the obligations and expenses associated with this plan requires an extensive use of assumptions such as the discount rate and rate of future compensation increases, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as the historical experience of the plan, currently available market and industry data, and expected benefit payout streams.

We determine the discount rate used to value the Company’s pension obligation based upon rates commensurate with current yields on high quality corporate bonds. Given our pension obligations as of December 31, 2020, the beginning of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our net periodic benefit costs in 2021 would have been as follows:

Year Ended December 31, 2021
Increase/(Decrease) in Net Periodic Pension Costs
(In millions)
Increase in discount rate by 100 bps	$(8)
Decrease in discount rate by 100 bps	$7

Given our pension obligations as of December 31, 2021, the end of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our pension benefit obligation would have been as follows:

Year Ended December 31, 2021
Increase/(Decrease) in Pension Benefit Obligation
(In millions)
Increase in discount rate by 100 bps	$(136)
Decrease in discount rate by 100 bps	$154

These tables consider only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
If there were a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $97 million increase in the deferred income tax liabilities balance at December 31, 2021.
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

Results of Operations
Consolidated Results

	Years Ended December 31,
	2021	2020
	(In millions)
Revenues
Premiums	$26,191	$20,741
Universal life and investment-type product policy fees	2,062	1,996
Net investment income	12,486	10,250
Other revenues	1,616	1,661
Net investment gains (losses)	652	(73)
Net derivative gains (losses)	(964)	738
Total revenues	42,043	35,313
Expenses
Policyholder benefits and claims and policyholder dividends	30,151	23,975
Interest credited to policyholder account balances	2,027	2,247
Capitalization of DAC	(64)	(51)
Amortization of DAC and VOBA	259	406
Interest expense on debt	96	99
Other expenses	5,326	4,559
Total expenses	37,795	31,235
Income (loss) before provision for income tax	4,248	4,078
Provision for income tax expense (benefit)	530	534
Net income (loss)	3,718	3,544
Less: Net income (loss) attributable to noncontrolling interests	5	(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,713	$3,550
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
During 2021, net income (loss) increased $174 million from 2020, primarily driven by favorable changes in adjusted earnings and net investment gains (losses), as well as a favorable change from our annual actuarial assumption reviews, partially offset by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments.
Management of Investment Portfolio and Hedging Market Risks with Derivatives. See “— Investments — Overview” for a discussion of the management of our investment portfolio.
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
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and NYDFS statutory requirements and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives, which are included in the non-VA program derivatives section of the table below, mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
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

	Years Ended December 31,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(775)	$2,603
Foreign currency exchange rate	236	(235)
Credit	54	(41)
Equity	(726)	(869)
Non-VA embedded derivatives	333	(419)
Total non-VA program derivatives	(878)	1,039
VA program derivatives:
Embedded derivatives - direct and assumed guarantees:
Market risks	670	59
Nonperformance risk adjustment	27	7
Other risks	(297)	(204)
Total	400	(138)
Freestanding derivatives hedging direct and assumed embedded derivatives	(486)	(163)
Total VA program derivatives	(86)	(301)
Net derivative gains (losses)	$(964)	$738
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $1.9 billion ($1.5 billion, net of income tax). This was primarily due to long-term rates increasing in 2021 versus decreasing significantly in 2020. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and options. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $215 million ($170 million, net of income tax). This was due to (i) a favorable change of $288 million ($228 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives that hedge market risks in embedded derivatives, and (ii) a favorable change of $20 million ($16 million, net of income tax) in the nonperformance risk adjustment included in the valuation of the direct and assumed variable annuity embedded derivatives, partially offset by an unfavorable change of $93 million ($73 million, net of income tax) in other risks in embedded derivatives (primarily policyholder behavior and other non-market risks that generally cannot be hedged).

The aforementioned $288 million ($228 million, net of income tax) favorable change reflects a $611 million ($483 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $323 million ($255 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased more in 2021 compared with 2020 contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P 500 Index increased 27% in 2021 and increased 16% in 2020.
•Long-term interest rates increased in 2021 versus decreased significantly in 2020, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 33 basis points in 2021 and decreased 69 basis points in 2020.
The aforementioned $20 million ($16 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from a favorable change of $35 million, before income tax, related to changes in our own credit spread, partially offset by an unfavorable change of $15 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
The aforementioned $93 million ($73 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $725 million ($573 million, net of income tax) primarily reflects: (i) increased gains on sales of real estate investments in 2021, (ii) lower provision for mortgage loan credit loss in 2021 compared to 2020, and (iii) mark-to-market gains in 2021 compared to mark-to-market losses in 2020 on equity securities, which are measured at estimated fair value through net income (loss). These favorable changes were partially offset by a 2020 recovery on a leveraged lease that was previously impaired.
Taxes. Our 2021 effective tax rate on income (loss) before provision for income tax was 12%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation. Our 2020 effective tax rate on income (loss) before provision for income tax was 13%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income and the finalization of bankruptcy proceedings for a leveraged lease investment.
Actuarial Assumption Review. Results for 2021 include a $167 million ($133 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $6 million ($5 million, net of income tax) loss was recognized in net derivative gains (losses).
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
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $836 million, net of income tax, to $4.7 billion, net of income tax, for 2021 from $3.8 billion, net of income tax, for 2020.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Years Ended December 31,
	2021	2020
	(In millions)
Net income (loss)	$3,718	$3,544
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	652	(73)
Net derivative gains (losses)	(964)	738
Premiums	—	—
Universal life and investment-type product policy fees	80	84
Net investment income	(579)	(578)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(366)	(485)
Interest credited to policyholder account balances	2	9
Capitalization of DAC	—	—
Amortization of DAC and VOBA	(32)	(60)
Interest expense on debt	—	—
Other expenses	9	(7)
Provision for income tax (expense) benefit	241	78
Adjusted earnings	$4,675	$3,838

Premiums, fees and other revenues	$29,869	$24,398
Less: adjustments to premiums, fees and other revenues	80	84
Adjusted premiums, fees and other revenues	$29,789	$24,314
Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for 2021 increased $5.5 billion, or 23%, compared to 2020, primarily due to growth in both our Group Benefits and Retirement and Income Solutions (“RIS”) businesses in our U.S. segment. Growth from our group life business included increased premiums from our participating contracts, which can fluctuate with claims experience. In addition, growth in other core products was driven by increases in our group disability businesses, as well as the impact of premium credits in 2020, and growth in the dental business. Growth in voluntary products was due to the impact of new sales and growth in membership in our accident & health and legal plans businesses. The increase in premiums in RIS was mainly from our pension risk transfer and post-retirement benefits businesses. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits.
Our MetLife Holdings segment consists of operations relating to products and businesses that we no longer actively market. We anticipate an annual decline in adjusted premiums, fees and other revenues in our MetLife Holdings segment from expected business run-off. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures. Our future policyholder benefit liability for our long-term care business was $14.4 billion and $14.3 billion as of December 31, 2021 and 2020, respectively.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were (i) higher investment yields, due to strong returns in our private equity and real estate portfolios, (ii) lower interest credited expenses, (iii) a favorable change from our annual actuarial assumption reviews and (iv) a favorable tax adjustment, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 pandemic, and an unfavorable change in refinements to certain insurance and other assets and liabilities.
Business Growth. Average assets and net investment income were lower from the impact of dividend payments to MetLife, Inc., partially offset by higher average invested assets in our U.S. segment from positive flows, primarily from funding agreement issuances. Consistent with the growth in the U.S. segment’s average invested assets, interest credited expenses on deposit-type liabilities increased; however, this was more than offset by lower interest credited expenses on our long-duration liabilities. In our MetLife Holdings segment, negative net flows in our deferred annuity business resulted in lower asset-based fee income, which was partially offset by lower costs associated with our variable annuity GMDBs and lower interest credited expense. In addition, premiums declined due to business run-off and the impact of dividend scale reductions. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth decreased adjusted earnings by $8 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of strong equity market returns on our private equity funds and the favorable impact of real estate market returns on our real estate investments, primarily real estate funds. These increases were partially offset by lower yields on fixed income securities and mortgage loans. In our U.S. segment, interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. In our MetLife Holdings segment, higher equity market returns drove higher asset-based fee income in our deferred annuity business, which increased adjusted earnings. The changes in market factors discussed above resulted in a $2.1 billion increase in adjusted earnings.
Underwriting. Underwriting results decreased adjusted earnings by $1.1 billion primarily due to unfavorable mortality and claims experience in our U.S. segment. In addition, in our MetLife Holdings segment, claims experience in our long-term care business and mortality in our life businesses were also unfavorable. Unfavorable mortality in the U.S. segment was primarily driven by our Group Benefits business, partially offset by favorable mortality in our RIS business. Our Group Benefits business experienced (i) increases in both incidence and severity in both COVID-19 and core claims across our life businesses, and (ii) unfavorable results in our accidental death & dismemberment business due to lower incidence in 2020 as a result of the COVID-19 pandemic. The favorable mortality in our RIS business, including the impact of the COVID-19 pandemic, was primarily driven by our pension risk transfer, structured settlement, specialized benefit resource and post-retirement benefit businesses, partially offset by unfavorable results in our institutional income annuity business. In addition, unfavorable claims experience within our U.S. segment was primarily driven by: (i) unfavorable dental results, primarily the result of the COVID-19 pandemic, which limited availability of services and reduced utilization in 2020, and (ii) unfavorable claims experience in our group disability business, partially offset by (i) favorable claims experience in our individual disability business, and (ii) the impact of business growth in our accident & health business.
Actuarial Assumption Review and Other Insurance Adjustments. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $56 million in adjusted earnings. Changes mainly in economic and biometric assumptions were less unfavorable in 2021 when compared to 2020. Refinements to certain insurance and other assets and liabilities in both years resulted in a $483 million decrease in adjusted earnings, primarily due to unfavorable adjustments to certain deposit reinsurance assets in 2021 due to a decrease in projected dividends. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expenses of $134 million and lower associated DAC amortization of $75 million, which increased adjusted earnings.
Expenses. Adjusted earnings decreased $12 million compared to 2020, primarily due to higher employee-related expenses and higher interest expenses on tax positions due to audit settlements, partially offset by decreases in corporate-related expenses and legal expenses.

Taxes. Our 2021 effective tax rate on adjusted earnings was 14%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, the transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation. Our 2020 effective tax rate on adjusted earnings was 14%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income and the finalization of bankruptcy proceedings for a leveraged lease investment.
Investments
Overview
We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with the vast majority of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.
Current Environment
As a large insurer with a diverse investment portfolio, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Uncertainty created by the COVID-19 pandemic may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. See “— Selected Country and Sector Investments,” “— U.S. and Foreign Corporate Fixed Maturity Securities AFS,” “— Mortgage Loans,” and “— Real Estate and Real Estate Joint Ventures” for discussion of impacts of the COVID-19 pandemic on our investment portfolio.
Selected Country and Sector Investments
Selected Country: We have country-specific exposure to volatility posed by local political and economic conditions, as well as from the COVID-19 pandemic, as a result of our global portfolio diversification objectives for our general account investments. The countries included in the following table have been the most affected by these risks. The table below presents a summary of selected country fixed maturity securities AFS, at estimated fair value, on a “country of risk basis” (e.g. where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at December 31, 2021
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Mexico	$296	$60	$324	$680
Chile	141	26	391	558
Columbia	113	20	139	272
Peru	88	15	159	262
Russia	203	7	22	232
Turkey	5	1	12	18
Ukraine	2	—	2	4
Total	$848	$129	$1,049	$2,026
Investment grade %	81.2%	67.2%	82.5%	81.0%
______________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $1.8 billion, $1.9 billion and $1.4 billion, respectively, at December 31, 2021. The notional value and estimated fair value of the net purchased and written credit default swaps were $654 million and ($1) million, respectively, at December 31, 2021.

Selected Sector: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 pandemic, certain sectors of our investment portfolio have continued to experience stress. Our fixed maturity securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at December 31, 2021
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Airports	$2,000	75%	0.7%
Cruise Lines / Leisure	502	89%	0.1%
Airlines	335	76%	0.1%
Restaurants	303	96%	0.1%
Lodging	148	65%	0.1%
Fixed maturity securities AFS exposure to stressed sectors (2)	$3,288		1.1%
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The par value, estimated fair value and estimated fair value, net of written credit default swaps, of these securities were $3.2 billion, $3.5 billion and $3.6 billion, respectively, at December 31, 2021. The notional value and estimated fair value of the written credit default swaps were $114 million and $2 million, respectively, at December 31, 2021.
We maintain a high quality portfolio of Airports sector fixed maturity securities AFS that is diversified across issuers and geographies, with 55%, 20% and 15% of the exposure in Europe, the U.S and Asia, respectively. This portfolio is primarily invested in higher quality, highly rated investment grade securities. At December 31, 2021, this securities portfolio was in an unrealized gain position of $90 million.
We manage direct and indirect investment exposure in the selected countries and sectors through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income, is presented below.

	For the Years Ended December 31,
	2021	2020
	(In millions)
Net investment income — GAAP	$12,486	$10,250
Investment hedge adjustments	571	568
Other	8	11
Adjusted net investment income (1)	$13,065	$10,829
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

	For the Years Ended December 31,
	2021		2020
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	4.18%	$6,183	4.37%	$6,518
Mortgage loans (3)	4.19%	2,656	4.29%	2,836
Real estate and real estate joint ventures (4)	3.80%	294	0.29%	20
Policy loans	4.95%	292	5.05%	305
Equity securities	4.67%	14	4.57%	25
Other limited partnership interests (4)	42.74%	3,169	12.36%	644
Cash and short-term investments	1.89%	8	1.18%	9
Other invested assets		778		802
Investment income	5.56%	13,394	4.60%	11,159
Investment fees and expenses	(0.14)	(329)	(0.14)	(330)
Adjusted net investment income	5.42%	$13,065	4.46%	$10,829
______________
(1)We calculate yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals and includes the impact of changes in foreign currency exchange rates. Average quarterly asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain variable interest entities that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed equity securities. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Investment income from fixed maturity securities includes amounts from fair value option (“FVO”) Securities (“FVO Securities”) of $102 million and $48 million for the years ended December 31, 2021 and 2020, respectively.
(3)Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
(4)See “— Results of Operations — Consolidated Results — Adjusted Earnings” for discussion of results for the year ended December 31, 2021.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS
The following table presents fixed maturity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2021		December 31, 2020
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$131,916	75.0%	$136,486	75.3%
Privately-placed	43,969	25.0	44,854	24.7
Total fixed maturity securities AFS	$175,885	100.0%	$181,340	100.0%
Percentage of cash and invested assets	60.0%		60.7%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS	$231		$209
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$621		$602

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

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2021.
Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies for securities, mortgage loans, real estate and derivatives. On a quarterly basis, new transaction types and markets are reviewed and approved to ensure that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. Senior management oversees the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing.
We review our valuation methodologies on an ongoing basis and revise those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting guidance through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. We ensure that prices received from independent brokers, also referred to herein as “consensus pricing,” are representative of estimated fair value by considering such pricing relative to our knowledge of the current market dynamics and current pricing for similar investments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio.
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

Fair Value of Fixed Maturity Securities AFS
Fixed maturity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	December 31, 2021
Level	Fixed Maturity Securities AFS
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,048	8.6%
Level 2
Independent pricing sources	140,822	80.0
Internal matrix pricing or discounted cash flow techniques	468	0.3
Significant other observable inputs	141,290	80.3
Level 3
Independent pricing sources	15,176	8.6
Internal matrix pricing or discounted cash flow techniques	4,324	2.5
Independent broker quotations	47	—
Significant unobservable inputs	19,547	11.1
Total at estimated fair value	$175,885	100.0%
See Note 9 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS fair value hierarchy, a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS were concentrated in three sectors at December 31, 2021: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2021, Level 3 fixed maturity securities AFS increased by $204 million, or 1%. The increase was driven by purchases in excess of sales partially offset by a decrease in estimated fair value recognized in other comprehensive income (loss) and by transfers out of Level 3 in excess of transfers into Level 3.
Fixed Maturity Securities AFS
See Note 7 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations.” In general, securities with NAIC designations of 1 and 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. If no NAIC designation is available, then, as permitted by the NAIC, an internally developed designation is used. NAIC designations are generally similar to the credit quality ratings of the NRSRO, except for non-agency RMBS and CMBS as described below, accordingly, NAIC designations may not correspond to NRSRO ratings.

NAIC designations for non-agency RMBS and CMBS are based on a modeling methodology that estimates security level expected losses under a variety of economic scenarios. Prior to December 31, 2021, the modeling methodology incorporated the amortized cost of the security (including any purchase discounts and prior impairments) without regard to the issuance date. As of December 31, 2021, the modeling methodology for non-agency RMBS and CMBS issued prior to January 1, 2013 incorporates the amortized cost of the security (including any purchase discounts and prior impairments) and the likelihood of recovery of the amortized cost; while for non-agency RMBS and CMBS issued after January 1, 2013, the modeling methodology does not incorporate the amortized cost of the security. The NAIC’s objective with the modeling methodology is to increase accuracy in estimating expected losses, and to use the improved assessment to determine an appropriate RBC charge for non-agency RMBS and CMBS. We utilize these NAIC designations for our non-agency RMBS and CMBS. The NAIC evaluates non-agency RMBS and CMBS held by insurers on an annual basis. When we acquire non-agency RMBS and CMBS that have not been previously evaluated by the NAIC, an internally developed designation is used until a NAIC designation becomes available.
Effective December 31, 2020, the NAIC implemented 20 “NAIC designation categories” which is an additional, more granular credit quality categorization. These NAIC designation categories correspond more closely to the NRSRO’s alpha-numeric credit quality ratings. Effective December 31, 2021, the NAIC implemented new unique RBC factors for each of the 20 NAIC designation categories. The NAIC’s goal is to better align RBC charges on securities with the instruments’ actual credit risk.
Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investors Service (“Moody’s”), S&P, Fitch Ratings (“Fitch”), DBRS Morningstar, A.M. Best Company (“A.M. Best”), Kroll Bond Rating Agency and Egan Jones Ratings Company. If no rating is available from a rating agency, then an internally developed rating is used.
The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. NRSRO ratings and NAIC designations are as of the dates shown below. Over time, credit ratings can migrate, up or down, through the NRSRO's and NAIC’s continuous monitoring process.

		December 31,
		2021				2020
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$103,617	$12,569	$116,186	66.0%	$100,752	$17,377	$118,129	65.2%
2	Baa	44,696	4,826	49,522	28.2	44,673	7,176	51,849	28.6
	Subtotal investment grade	148,313	17,395	165,708	94.2	145,425	24,553	169,978	93.8
3	Ba	7,127	215	7,342	4.2	7,597	416	8,013	4.4
4	B	2,463	(12)	2,451	1.4	2,896	10	2,906	1.6
5	Caa and lower	389	(24)	365	0.2	403	(17)	386	0.2
6	In or near default	9	10	19	—	51	6	57	—
	Subtotal below investment grade	9,988	189	10,177	5.8	10,947	415	11,362	6.2
	Total fixed maturity securities AFS	$158,301	$17,584	$175,885	100.0%	$156,372	$24,968	$181,340	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2021
U.S. corporate	$26,778	$26,018	$3,738	$1,675	$193	$—	$58,402
U.S. government and agency	30,765	457	—	—	—	—	31,222
Foreign corporate	8,350	18,242	2,494	487	112	—	29,685
RMBS	22,422	516	132	52	4	19	23,145
ABS	10,840	1,684	260	76	19	—	12,879
Municipals	8,473	238	17	—	—	—	8,728
CMBS	6,347	330	91	85	25	—	6,878
Foreign government	2,211	2,037	610	76	12	—	4,946
Total fixed maturity securities AFS	$116,186	$49,522	$7,342	$2,451	$365	$19	$175,885
Percentage of total	66.0%	28.2%	4.2%	1.4%	0.2%	—%	100.0%
December 31, 2020
U.S. corporate	$27,202	$26,984	$4,053	$1,870	$282	$18	$60,409
U.S. government and agency	30,299	472	—	—	—	—	30,771
Foreign corporate	9,111	19,908	2,689	509	62	—	32,279
RMBS	23,266	614	181	134	13	18	24,226
ABS	11,132	1,186	172	85	—	—	12,575
Municipals	8,702	261	20	—	—	—	8,983
CMBS	5,947	243	358	250	10	21	6,829
Foreign government	2,470	2,181	540	58	19	—	5,268
Total fixed maturity securities AFS	$118,129	$51,849	$8,013	$2,906	$386	$57	$181,340
Percentage of total	65.2%	28.6%	4.4%	1.6%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at December 31, 2021. The top 10 holdings comprised 2% of total investments at both December 31, 2021 and 2020. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2021		2020
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$26,717	30.3%	$28,548	30.8%
Finance	18,828	21.4	19,606	21.2
Consumer	17,381	19.7	19,086	20.6
Utility	15,494	17.6	16,298	17.6
Communications	7,200	8.2	7,092	7.6
Other	2,467	2.8	2,058	2.2
Total	$88,087	100.0%	$92,688	100.0%
As a result of current economic conditions, including the effects of the COVID-19 pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Airports, Cruise Lines / Leisure, Airlines, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $42.9 billion and $43.6 billion of Structured Products, at estimated fair value, at December 31, 2021 and 2020, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2021			2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$13,184	57.0%	$913	$13,661	56.4%	$1,204
Pass-through mortgage-backed securities	9,961	43.0	150	10,565	43.6	470
Total RMBS	$23,145	100.0%	$1,063	$24,226	100.0%	$1,674
Risk profile
Agency	$14,472	62.5%	$523	$15,579	64.3%	$1,032
Prime	2,142	9.3	17	1,399	5.8	35
Alt-A	3,354	14.5	256	3,501	14.4	291
Sub-prime	3,177	13.7	267	3,747	15.5	316
Total RMBS	$23,145	100.0%	$1,063	$24,226	100.0%	$1,674
Ratings profile
Rated Aaa/AAA	$16,313	70.5%		$17,442	72.0%
Designated NAIC 1	$22,422	96.9%		$23,266	96.0%

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
The majority of our RMBS holdings were rated Aaa/AAA and were designated NAIC 1 at December 31, 2021 and 2020. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2).
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	December 31,
	2021			2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Collateralized obligations (1)	$6,528	50.7%	$(6)	$7,405	58.9%	$(2)
Consumer loans	1,259	9.8	37	1,179	9.4	36
Automobile loans	841	6.5	5	560	4.4	12
Student loans	742	5.8	14	789	6.3	7
Credit card loans	561	4.3	8	600	4.8	11
Foreign residential loans	178	1.4	—	198	1.6	(2)
Other loans (2)	2,770	21.5	34	1,844	14.6	57
Total	$12,879	100.0%	$92	$12,575	100.0%	$119
Ratings profile
Rated Aaa/AAA	$5,409	42.0%		$6,584	52.4%
Designated NAIC 1	$10,840	84.2%		$11,132	88.5%
______________
(1)Includes primarily collateralized loan obligations.
(2)Other loans are broadly diversified across several subsectors and issuers, including securities with the following collateral types: digital infrastructure, franchise, equipment, renewable energy and containers.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year.

	December 31, 2021
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2014	$618	$641	$712	$730	$391	$396	$52	$50	$205	$195	$1,978	$2,012
2015	327	343	39	41	27	28	4	4	—	—	397	416
2016	154	163	36	38	13	13	—	—	—	—	203	214
2017	464	481	244	253	123	125	—	—	—	—	831	859
2018	927	1,012	171	177	113	118	10	10	—	—	1,221	1,317
2019	460	470	50	50	138	141	—	—	—	—	648	661
2020	435	437	145	145	86	90	—	—	—	—	666	672
2021	322	321	292	290	86	87	29	29	—	—	729	727
Total	$3,707	$3,868	$1,689	$1,724	$977	$998	$95	$93	$205	$195	$6,673	$6,878
Ratings Distribution		56.2%		25.1%		14.5%		1.4%		2.8%		100.0%

	December 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2014	$761	$808	$906	$939	$384	$375	$81	$76	$110	$94	$2,242	$2,292
2015	325	349	35	38	31	32	3	3	—	—	394	422
2016	165	182	26	28	13	13	—	—	—	—	204	223
2017	377	404	317	340	94	95	—	—	—	—	788	839
2018	963	1,070	327	351	130	135	10	9	—	—	1,430	1,565
2019	506	525	60	61	133	135	—	—	—	—	699	721
2020	513	525	157	162	76	80	—	—	—	—	746	767
Total	$3,610	$3,863	$1,828	$1,919	$861	$865	$94	$88	$110	$94	$6,503	$6,829
Ratings Distribution		56.5%		28.1%		12.7%		1.3%		1.4%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and DBRS Morningstar. CMBS designated NAIC 1 were 92.3% and 87.1% of total CMBS at December 31, 2021 and 2020, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 7 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release), impairment loss, as well as realized gross gains and gross losses on fixed maturity securities AFS sold or disposed at and for the years ended December 31, 2021 and 2020.

Securities Lending Transactions and Repurchase Agreements
We participate in securities lending transactions and repurchase agreements with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $18.3 billion and $16.8 billion at December 31, 2021 and 2020, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2021				2020
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$35,772	59.0%	$260	0.7%	$38,528	57.7%	$199	0.5%
Agricultural	15,450	25.5	79	0.5%	16,426	24.6	97	0.6%
Residential	9,406	15.5	197	2.1%	11,803	17.7	221	1.9%
Total	$60,628	100.0%	$536	0.9%	$66,757	100.0%	$517	0.8%
The carrying value of all mortgage loans, net of ACL, was 20.5% and 22.2% of cash and invested assets at December 31, 2021 and 2020, respectively.
Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 pandemic. As a result of the COVID-19 pandemic in 2021 and 2020, we granted concessions (e.g., payment deferrals and other loan modifications) to certain of our commercial mortgage loan borrowers (principally in the hotel and retail sectors) and residential mortgage loan borrowers and, to a much lesser extent, some of our agricultural mortgage loan borrowers. While we granted concessions in 2021, both the frequency and number of concessions significantly decreased from 2020. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 pandemic-related mortgage loan concessions. See also “— Commercial Mortgage Loans by Geographic Region and Property Type.”
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 87% are collateralized by properties located in the United States, with the remaining 13% collateralized by properties located outside the United States, which includes 5% of properties located in Mexico, at December 31, 2021. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 17%, 9% and 6%, respectively, of total commercial and agricultural mortgage loans at December 31, 2021. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 10%, and 10%, respectively, of total residential mortgage loans at December 31, 2021.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$6,996	19.5%	$7,946	20.6%
Non-U.S.	5,500	15.4	5,927	15.4
Middle Atlantic	5,450	15.2	6,075	15.8
South Atlantic	5,146	14.4	5,673	14.7
West South Central	2,563	7.2	3,033	7.9
New England	1,727	4.8	1,335	3.5
East North Central	1,491	4.2	1,851	4.8
Mountain	1,171	3.3	1,154	3.0
West North Central	604	1.7	583	1.5
East South Central	552	1.5	475	1.2
Multi-Region and Other	4,572	12.8	4,476	11.6
Total amortized cost	35,772	100.0%	38,528	100.0%
Less: ACL	260		199
Carrying value, net of ACL	$35,512		$38,329
Property Type
Office	$15,477	43.3%	$17,388	45.1%
Apartment	6,441	18.0	6,103	15.8
Retail	5,725	16.0	5,917	15.4
Industrial	3,735	10.4	4,382	11.4
Hotel	2,421	6.8	2,681	7.0
Other	1,973	5.5	2,057	5.3
Total amortized cost	35,772	100.0%	38,528	100.0%
Less: ACL	260		199
Carrying value, net of ACL	$35,512		$38,329
__________________
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality — Monitoring Process” for further information and Note 7 of the Notes to the Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios. Excluding loans with a COVID-19 pandemic-related payment deferral, 100% of our commercial mortgage loan portfolio, including our hotel and retail commercial mortgage loans, were current at December 31, 2021. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 pandemic-related mortgage loan concessions.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 56% and 58% at December 31, 2021 and 2020 respectively, and our average DSCR was 2.4x at both December 31, 2021 and 2020. The DSCR and the values utilized in calculating the ratio, are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% and 47% at December 31, 2021 and 2020, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as real estate funds. The carrying value of real estate and real estate joint ventures was $7.9 billion and $7.5 billion, or 2.7% and 2.5% of cash and invested assets, at December 31, 2021 and 2020, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated to a $4.9 billion and $4.5 billion unrealized gain position at December 31, 2021 and 2020, respectively. We continuously monitor expected future cash flows of each of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 pandemic, we performed impairment analyses during the years ended December 31, 2021 and 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recognized in earnings one impairment during the year ended December 31, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in earnings within net investment gains (losses) on real estate and real estate joint ventures for either the year ended December 31, 2021 or 2020.

We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Geographical diversification: Our wholly-owned real estate and real estate joint ventures represented 69% of our total real estate investments, while real estate funds represented 31% of our total real estate investments at December 31, 2021, at carrying value. Within our wholly-owned real estate and real estate joint ventures portfolios, substantially all of our properties were located in the United States, at December 31, 2021, at carrying value. Within our wholly-owned real estate and real estate joint ventures portfolios, the portion of the properties located in Washington, D.C., California and Massachusetts were 14%, 14% and 13%, respectively, at December 31, 2021, at carrying value.
Property type diversification: Real estate and real estate joint venture investments are categorized by property type as follows at:

	December 31,
	2021		2020
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$2,583	32.8%	$2,249	30.1%
Real estate funds	2,400	30.5	2,154	28.8
Apartment	1,020	13.0	965	12.9
Hotel	581	7.4	501	6.6
Retail	530	6.7	625	8.4
Land	396	5.0	312	4.2
Industrial	336	4.3	371	5.0
Agriculture	18	0.2	20	0.3
Other	9	0.1	281	3.7
Total real estate and real estate joint ventures	$7,873	100.0%	$7,478	100.0%

Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2021 and 2020, the carrying value of other limited partnership interests was $8.8 billion and $5.8 billion, which included $350 million and $271 million of hedge funds, respectively. Other limited partnership interests were 3.0% and 1.9% of cash and invested assets at December 31, 2021 and 2020, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, changes in equity market levels, which can impact the underlying results of these private equity funds, are recognized in earnings within net investment income on a three-month lag.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
Asset Type
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,618	43.4%	$9,318	52.6%
Funds withheld	3,390	17.1%	191	1.1%
Tax credit and renewable energy partnerships	1,554	7.8%	1,748	9.9%
Affiliated investments	1,499	7.5%	2,058	11.6%
Annuities funding structured settlement claims	1,251	6.3%	1,263	7.1%
FVO Securities	848	4.3%	688	3.9%
Leveraged leases	787	4.0%	816	4.6%
FHLB common stock	718	3.6%	765	4.3%
Operating joint venture	411	2.1%	216	1.2%
Equity securities	226	1.1%	409	2.3%
Direct financing leases	137	0.7%	176	1.0%
Other	421	2.1%	75	0.4%
Total	$19,860	100.0%	$17,723	100.0%
Percentage of cash and invested assets	6.8%		5.9%
See Notes 1, 5, 7 and 8 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, funds withheld, which is comprised primarily of affiliated funds withheld, tax credit and renewable energy partnerships, affiliated investments, annuities funding structured settlement claims, FVO Securities, leveraged and direct financing leases, Federal Home Loan Bank (“FHLB”) common stock, our operating joint venture, and equity securities, as well as gains on disposals of, and impairments losses on, tax credit and renewable energy partnerships and leveraged leases.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 16 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2021 and 2020. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 7 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives, such as market standard purchased and written credit default swap contracts. See Note 8 of the Notes to the Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2021 and 2020.
•The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2021, 2020 and 2019.
We enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the relevant third party, Credit Derivatives Determinations Committee, determines that a credit event has occurred.
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
Derivatives categorized as Level 3 at December 31, 2021 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At December 31, 2021, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2021		2020
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$956	$4	$886	$(1)
Written	6,074	99	6,961	126
Total	$7,030	$103	$7,847	$125
__________________
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2021			2020
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$8	$(6)	$2	$28	$(34)	$(6)
Written (1)	34	(11)	23	31	(109)	(78)
Total	$42	$(17)	$25	$59	$(143)	$(84)
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps was $101 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period and widening in the prior period.
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

Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amounts of this non-cash collateral were $814 million and $1.3 billion at estimated fair value, at December 31, 2021 and 2020, respectively. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally due to our large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Investments — Current Environment.”
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $1.8 billion and $2.2 billion at December 31, 2021 and 2020, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $87.6 billion and $91.3 billion at December 31, 2021 and 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.

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
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to Metropolitan Life Insurance Company. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statement filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company was in excess of each of those RBC levels.
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

Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance and long-term disability insurance, to a wholly-owned subsidiary, Missouri Reinsurance, Inc.(“MoRe”). The results of these transactions are eliminated within our consolidated results of operations. MetLife, Inc. has also provided a guarantee of MoRe’s payment obligations in a retrocession agreement entered into by MoRe. In addition, Metropolitan Life Insurance Company cedes specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. MetLife, Inc. has committed to maintain the surplus of the other affiliated captive reinsurers, as well as provide a guarantee of one such captive reinsurer’s repayment obligations on letters of credit issued by unaffiliated financial institutions. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
The NYDFS continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with affiliated captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratio and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See Note 5 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
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

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (Superior)” to “S (Suspended)”	“AAA (Exceptionally Strong)” to “C (Distressed)”	“Aaa (Highest Quality)” to “C (Lowest Rated)”	“AAA (Extremely Strong)” to “SD (Selective Default)” or “D (Default)”
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 21

Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital of Metropolitan Life Insurance Company are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may change the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
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
Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$3,257	$2,937
Net change in policyholder account balances	—	2,791
Net change in payables for collateral under securities loaned and other transactions	1,744	2,757
Long-term debt issued	35	128
Financing element on certain derivative instruments and other derivative related transactions, net	173	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	4
Total sources	5,209	8,617
Uses:
Investing activities, net	875	3,235
Net change in policyholder account balances	2,249	—
Long-term debt repaid	26	97
Financing element on certain derivative instruments and other derivative related transactions, net	—	40
Dividends paid to MetLife, Inc.	3,393	2,832
Other, net	42	3
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	4	—
Total uses	6,589	6,207
Net increase (decrease) in cash and cash equivalents	$(1,380)	$2,410
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
Policyholder Account Balances
See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for a description of the components of policyholder account balances. See “— Liquidity and Capital Uses — Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and policyholder account balances.
The sum of the estimated cash flows of $98.6 billion ($24.7 billion of which are estimated to occur in one year or less) exceeds the liability amount of $94.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
The estimated cash flows represent cash payments undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are also presented net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. For obligations denominated in foreign currencies, cash payments have been estimated using current spot foreign currency rates.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company is a member of the FHLB of New York. For the years ended December 31, 2021 and 2020, we issued $31.7 billion and $32.3 billion, respectively, and repaid $32.2 billion and $31.5 billion, respectively, of funding agreements with the FHLB of New York. At December 31, 2021 and 2020, total obligations outstanding under these funding agreements were $14.7 billion and $15.2 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2021 and 2020, we issued $39.5 billion and $39.3 billion, respectively, and repaid $41.2 billion and $36.7 billion, respectively, under such funding agreements. At December 31, 2021 and 2020, total obligations outstanding under these funding agreements were $37.2 billion and $38.8 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2021 and 2020, we issued $425 million and $250 million, respectively, and repaid $750 million and $425 million, respectively, under such funding agreements. At December 31, 2021 and 2020, total obligations outstanding under these funding agreements were $2.1 billion and $2.4 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Credit Facility
See Note 11 of the Notes to the Consolidated Financial Statements for information on the Credit Facility.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under this facility. As commitments under the Credit Facility may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2021	2020
	(In millions)
Short-term debt (1)	$100	$120
Long-term debt (2)	$1,659	$1,614
______________
(1)Includes $0 and $20 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2021 and 2020, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
(2)Includes $482 million and $474 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2021 and 2020, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2021.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Dividends
For the years ended December 31, 2021 and 2020, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $3.4 billion and $2.8 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements.
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
Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 3 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $253.5 billion ($12.4 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $142.4 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
The estimated cash flows reflect future estimated cash payments and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. Estimated cash payments are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.
Actual cash payments may differ significantly from the liabilities as presented on the consolidated balance sheet and the estimated cash payments due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and policyholder account balances are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Liquidity and Capital Sources — Global Funding Sources — Policyholder Account Balances.”
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For both years ended December 31, 2021 and 2020, general account surrenders and withdrawals from annuity products were $1.3 billion. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2021, there were funding agreements totaling $113 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2021 and 2020, we had received pledged cash collateral from counterparties of $6.6 billion and $6.3 billion, respectively, and provided no cash collateral for either period. See Note 8 of the Notes to the Consolidated Financial Statements.
We also pledge collateral from time to time in connection with funding agreements. See Note 3 of the Notes to the Consolidated Financial Statements.
Securities Lending Transactions and Repurchase Agreements
See “— Investments — Securities Lending Transactions and Repurchase Agreements.”

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
Adopted Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of Accounting Pronouncements
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
•Allocated equity is the portion of common stockholders’ equity that MetLife’s management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Risk Management — Economic Capital.”
Risk Management
MetLife has an integrated process for managing risk, that is supported by a Risk Appetite Statement approved by the MetLife, Inc. Board of Directors (the “Board” or “Board of Directors”). Risk management is overseen and conducted through multiple Board and senior management risk committees (financial and non-financial). The risk committees are established at the enterprise and local levels, as needed, to oversee capital and risk positions, approve ALM strategies and limits, and establish certain corporate risk standards and policies. The risk committees are comprised of senior leaders from the lines of business and corporate functions which ensures comprehensive coverage and sharing of risk reporting. The Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks.
Three Lines of Defense
MetLife operates under the “Three Lines of Defense” model. Under this model, the lines of business and corporate functions are the first and primary line of defense in identifying, measuring, monitoring, managing, and reporting risks. Global Risk Management forms the second line of defense providing strategic advisory services and effective challenge and oversight to the business in the first line of defense. Internal Audit serves as the third line of defense, providing independent assurance and testing over the risk and control environment and related processes and controls.
Global Risk Management
Independent from the lines of business, the centralized Global Risk Management department, led by the Chief Risk Officer (“CRO”), coordinates across all risk committees to ensure that all material risks are properly identified, measured, monitored, managed and reported across the Company. The CRO reports to the Chief Executive Officer (“CEO”) and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
Global Risk Management considers and monitors a full range of risks relating to the Company’s solvency, liquidity, earnings, business operations and reputation. Global Risk Management’s primary responsibilities consist of:
•implementing an enterprise risk framework, which outlines our enterprise approach for managing financial and non-financial risk;
•developing policies and procedures for identifying, measuring, monitoring, managing and reporting those risks identified in the enterprise risk framework;
•coordinating Own Risk Solvency Assessment for Board, senior management and regulator use;
•establishing appropriate corporate risk tolerance levels;
•measuring capital on an economic basis;
•mitigating compliance risk and establishing controls;
•integrating climate risk into MetLife’s risk management framework and developing impact assessment capabilities; and
•reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Compensation Committee of MetLife, Inc.’s Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

Key Risk Types
MetLife has defined each material risk to which it is exposed and has established individual frameworks to monitor, manage and report on the respective risk.
•Market Risk: is the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuations in financial market, real estate, and other economic factors. Market risk is comprised of interest rate risk, equity risk, foreign currency exchange rate risk, and spread risk.
•Credit Risk: is the risk of loss or credit rating downgrade arising from an obligor or counterparty with a direct or contingent financial obligation to MetLife that is either unable or unwilling to meet its obligation in full and on a timely basis. These risks arise from public fixed income assets, private loans including real estate, derivative transactions, bank deposits, reinsurance treaties and other similar contracts.
•Insurance Risk: is the risk of loss or adverse change in insurance liabilities from changes in the level, trend, and volatility of insurance and policyholder behavior experience varying from best estimate assumptions. These variances can be driven by catastrophic events such as pandemics or can be the result of misestimating base assumptions. Insurance risks to MetLife generally arise from mortality, morbidity, longevity, and policyholder behavior.
•Non-Financial Risk: is the risk of failed or inadequate internal processes, human errors, system errors or external events that may result in financial loss, non-financial damage, and/or non-compliance with applicable laws and regulations. Non-Financial risk captures operational and compliance risks, including risks such as business interruption, customer protection, financial crime, privacy, fraud and theft, and information security risk.
•Liquidity Risk: refers to the risk that MetLife is unable to raise cash necessary to meet current obligations.
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
Asset/Liability Management
MetLife actively manages our assets using an approach that is liability driven and balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably aligned on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM, Global Risk Management, and Investments departments, with the engagement of senior members of the business segments and Finance, and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving investment guidelines and limits, approving significant portfolio and ALM strategies and providing oversight of the ALM process. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage risk by geography, product or portfolio type. The ALM Steering Committee oversees the activities of the underlying ALM Committees and Working Groups. The ALM Steering Committee reports to the ERC.
MetLife establishes portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. MetLife also establishes hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, and foreign currency exchange rates), stress scenario payoffs, liquidity, asset sector concentration and credit quality.

MetLife manages credit risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. MetLife also manages credit, market valuation and liquidity risk through industry and issuer diversification and asset allocation limits. These risk limits, approved annually by the Investment Risk Committee, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework. For real estate assets, MetLife manages credit and market risk through asset allocation limits and by diversifying by geography, property and product type.
Information Security Risk Management
MetLife manages information security risk through MetLife’s Information Security Program (the “Program”), which is overseen by our enterprise Chief Information Security Officer (“CISO”), with collaboration across lines of businesses and corporate functions. The CISO is a senior-level executive responsible for establishing and executing the company’s information security strategy; the CISO regularly reports about information security risk to the ERC, the Audit Committee of MetLife, Inc. (“Audit Committee”) and the Board. The primary goal of the Program is to protect information and technology assets through physical, technical, and administrative safeguards. This includes monitoring, reporting, managing and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment is based on the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion on market risk should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Market Risk Exposures
We regularly analyze our exposure to interest rate, foreign currency exchange rate and equity market price risk. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and equity markets. We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuation in the financial market and other economic factors.
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities AFS and derivatives, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. Equity exposures associated with real estate and limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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
Foreign Currency Exchange Rate Risk Management
MetLife has a well-established policy to manage foreign currency exchange rate exposures within its risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of foreign currency exchange rate derivatives. Enterprise foreign currency exchange rate risk limits are established by the ERC. Management of each of the Company’s segments, with oversight from MetLife’s FX Working Group and the ALM committee for the respective segment, is responsible for managing any foreign currency exchange rate exposure. The general authorizations of the Investment Committee of the MLIC Board of Directors also set limits on unhedged foreign currency investment exposure.
We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
We manage equity market risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging with derivatives of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. These derivatives include exchange-traded equity futures, equity index options contracts, total rate of return swaps (“TRRs”) and equity variance swaps. This risk is managed by our ALM Department in partnership with the Investments Department.
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
•Reinvestment Risk in Long-Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long-duration liability contracts. Hedges include interest rate swaps, swaptions and Treasury bond forwards.

•Foreign Currency Exchange Rate Risk — We use foreign currency swaps, futures, forwards and options to hedge foreign currency exchange rate risk. These hedges are generally used to swap foreign currency denominated bonds or equity market exposures to U.S. dollars.
•General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions, interest rate swaps and Treasury lock to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2021. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive and foreign currency exchange rate sensitive liabilities do not include $140.4 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets;
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

The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2021
(In millions)
Interest rate risk	$2,611
Foreign currency exchange rate risk	$225
Equity market risk	$149
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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in interest rates at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$175,885	$(2,128)
FVO Securities		$848	—
Mortgage loans		$63,094	(266)
Policy loans		$6,710	(34)
Short-term investments		$4,866	(1)
Other invested assets		$2,614	—
Cash and cash equivalents		$9,957	—
Accrued investment income		$1,767	—
Premiums, reinsurance and other receivables		$12,531	(116)
Total assets			$(2,545)
Liabilities (3)
Policyholder account balances		$79,182	$363
Payables for collateral under securities loaned and other transactions		$24,866	—
Short-term debt		$100	—
Long-term debt		$2,000	14
Other liabilities		$12,571	120
Embedded derivatives within liability host contracts (2)		$1,499	56
Total liabilities			$553
Derivative Instruments
Interest rate swaps	$29,184	$5,307	$(390)
Interest rate floors	$7,701	$145	(8)
Interest rate caps	$64,309	$117	19
Interest rate futures	$515	$—	—
Interest rate options	$9,703	$364	(42)
Interest rate forwards	$3,323	$48	(77)
Interest rate total return swaps	$1,048	$5	(33)
Synthetic guaranteed interest contracts	$11,307	$—	—
Foreign currency swaps	$34,336	$602	(86)
Foreign currency forwards	$1,902	$(2)	—
Credit default swaps	$7,030	$103	—
Equity futures	$1,751	$5	—
Equity index options	$26,800	$548	(2)
Equity variance swaps	$425	$2	—
Equity total return swaps	$2,148	$(35)	—
Total derivative instruments			$(619)
Net Change			$(2,611)
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
(3)Excludes $140.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in interest rates.

Sensitivity to interest rates increased $0.5 billion to $2.6 billion at December 31, 2021 from $2.1 billion at December 31, 2020.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% depreciation in the U.S. dollar compared to all other currencies at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Depreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$175,885	$1,813
FVO Securities		$848	—
Mortgage loans		$63,094	330
Policy loans		$6,710	—
Short-term investments		$4,866	75
Other invested assets		$2,614	144
Cash and cash equivalents		$9,957	8
Accrued investment income		$1,767	13
Premiums, reinsurance and other receivables		$12,531	—
Total assets			$2,383
Liabilities (3)
Policyholder account balances		$79,182	$(1,294)
Payables for collateral under securities loaned and other transactions		$24,866	—
Long-term debt		$2,000	—
Other liabilities		$12,571	—
Embedded derivatives within liability host contracts (2)		$1,499	—
Total liabilities			$(1,294)
Derivative Instruments
Interest rate swaps	$29,184	$5,307	$—
Interest rate floors	$7,701	$145	—
Interest rate caps	$64,309	$117	—
Interest rate futures	$515	$—	—
Interest rate options	$9,703	$364	—
Interest rate forwards	$3,323	$48	—
Interest rate total return swaps	$1,048	$5	—
Synthetic guaranteed interest contracts	$11,307	$—	—
Foreign currency swaps	$34,336	$602	(1,195)
Foreign currency forwards	$1,902	$(2)	(123)
Credit default swaps	$7,030	$103	4
Equity futures	$1,751	$5	—
Equity index options	$26,800	$548	—
Equity variance swaps	$425	$2	—
Equity total return swaps	$2,148	$(35)	—
Total derivative instruments			$(1,314)
Net Change			$(225)
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

(3)Excludes $140.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.
Sensitivity to foreign currency exchange rates increased $72 million to $225 million at December 31, 2021 from $153 million at December 31, 2020. These sensitivities exclude those liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% depreciation in the U.S. dollar compared to all other currencies.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
FVO Securities		$848	$55
Other invested assets		$2,614	37
Total assets			$92
Liabilities (3)
Policyholder account balances		$79,182	$—
Embedded derivatives within liability host contracts (2)		$1,499	144
Total liabilities			$144
Derivative Instruments
Interest rate swaps	$29,184	$5,307	$—
Interest rate floors	$7,701	$145	—
Interest rate caps	$64,309	$117	—
Interest rate futures	$515	$—	—
Interest rate options	$9,703	$364	—
Interest rate forwards	$3,323	$48	—
Interest rate total return swaps	$1,048	$5	—
Synthetic guaranteed interest contracts	$11,307	$—	—
Foreign currency swaps	$34,336	$602	—
Foreign currency forwards	$1,902	$(2)	—
Credit default swaps	$7,030	$103	—
Equity futures	$1,751	$5	(156)
Equity index options	$26,800	$548	10
Equity variance swaps	$425	$2	—
Equity total return swaps	$2,148	$(35)	(239)
Total derivative instruments			$(385)
Net Change			$(149)
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
(3)Excludes $140.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.

Sensitivity to a 10% equity market increase at December 31, 2021 was $149 million compared to $373 million at December 31, 2020.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Fixed Maturity Securities Available-for-Sale – Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 7, and 9 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3 and had an estimated fair value of $4.3 billion as of December 31, 2021.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques included, among others, the following:

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

•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to December 31, 2021.

Insurance Liabilities – Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions at the time policies are issued, which are intended to estimate the experience for the period the policy benefits are payable. Significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves, which are based on current assumptions. Management’s estimate of future policy benefits for long-term care insurance was $14.4 billion as of December 31, 2021.

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

Derivatives – Valuation of Embedded Derivative Liabilities — Refer to Notes 1, 3, 8, and 9 to the financial statements

Critical Audit Matter Description

The Company’s products include variable annuity contracts with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. The guarantees on variable annuity contracts are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Guarantees accounted for as embedded derivatives include the non-life contingent portion of guaranteed minimum withdrawal benefits and certain non-life contingent portions of guaranteed minimum income benefits, and are recorded in policyholder account balances on the Company’s consolidated balance sheet. Embedded derivatives are measured at estimated fair value separately from the host variable annuity contract using actuarial and capital market assumptions that are updated annually. Management’s estimate of embedded derivative liabilities was $1.5 billion as of December 31, 2021.

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
March 7, 2022

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $158,354 and $156,423, respectively; allowance for credit loss of $53 and $51, respectively)	$175,885	$181,340
Mortgage loans (net of allowance for credit loss of $536 and $517, respectively; includes $224 and $199, respectively, relating to variable interest entities and $127 and $165, respectively, under the fair value option)	60,219	66,405
Policy loans	5,816	5,973
Real estate and real estate joint ventures (includes $1,094 and $1,435, respectively, relating to variable interest entities, $240 and $169, respectively, under the fair value option and $175 and $128, respectively, of real estate held-for-sale)	7,873	7,478
Other limited partnership interests	8,754	5,775
Short-term investments, at estimated fair value	4,866	2,623
Other invested assets (includes $924 and $992, respectively, of leveraged and direct financing leases; $171 and $79, respectively, relating to variable interest entities and allowance for credit loss of $32 and $38, respectively)	19,860	17,723
Total investments	283,273	287,317
Cash and cash equivalents, principally at estimated fair value	9,957	11,337
Accrued investment income	1,767	1,904
Premiums, reinsurance and other receivables	20,505	21,478
Deferred policy acquisition costs and value of business acquired	2,598	2,649
Current income tax recoverable	80	—
Other assets	4,526	4,276
Separate account assets	123,851	128,646
Total assets	$446,557	$457,607
Liabilities and Equity
Liabilities
Future policy benefits	$132,274	$133,921
Policyholder account balances	94,459	96,635
Other policy-related balances	8,094	7,430
Policyholder dividends payable	312	397
Policyholder dividend obligation	1,682	2,969
Payables for collateral under securities loaned and other transactions	24,866	23,122
Short-term debt	100	120
Long-term debt	1,659	1,619
Current income tax payable	—	486
Deferred income tax liability	2,036	1,980
Other liabilities	23,796	25,424
Separate account liabilities	123,851	128,646
Total liabilities	413,129	422,749
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,464	12,460
Retained earnings	10,868	10,548
Accumulated other comprehensive income (loss)	9,917	11,662
Total Metropolitan Life Insurance Company stockholder’s equity	33,254	34,675
Noncontrolling interests	174	183
Total equity	33,428	34,858
Total liabilities and equity	$446,557	$457,607
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Revenues
Premiums	$26,191	$20,741	$21,608
Universal life and investment-type product policy fees	2,062	1,996	2,037
Net investment income	12,486	10,250	10,973
Other revenues	1,616	1,661	1,573
Net investment gains (losses)	652	(73)	346
Net derivative gains (losses)	(964)	738	(288)
Total revenues	42,043	35,313	36,249
Expenses
Policyholder benefits and claims	29,423	23,074	24,051
Interest credited to policyholder account balances	2,027	2,247	2,624
Policyholder dividends	728	901	1,038
Other expenses	5,617	5,013	4,976
Total expenses	37,795	31,235	32,689
Income (loss) before provision for income tax	4,248	4,078	3,560
Provision for income tax expense (benefit)	530	534	148
Net income (loss)	3,718	3,544	3,412
Less: Net income (loss) attributable to noncontrolling interests	5	(6)	(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,713	$3,550	$3,418
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Net income (loss)	$3,718	$3,544	$3,412
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(2,462)	1,911	8,053
Unrealized gains (losses) on derivatives	111	216	279
Foreign currency translation adjustments	9	54	(32)
Defined benefit plans adjustment	82	(108)	(143)
Other comprehensive income (loss), before income tax	(2,260)	2,073	8,157
Income tax (expense) benefit related to items of other comprehensive income (loss)	515	(436)	(1,711)
Other comprehensive income (loss), net of income tax	(1,745)	1,637	6,446
Comprehensive income (loss)	1,973	5,181	9,858
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	5	(6)	(6)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,968	$5,187	$9,864
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
Cumulative effects of changes in accounting principles, net of income tax			78	17	95		95
Capital contributions from MetLife, Inc.		5			5		5
Dividends to MetLife, Inc.			(3,065)		(3,065)		(3,065)
Change in equity of noncontrolling interests					—	(8)	(8)
Net income (loss)			3,418		3,418	(6)	3,412
Other comprehensive income (loss), net of income tax				6,446	6,446		6,446
Balance at December 31, 2019	5	12,455	9,943	10,025	32,428	184	32,612
Cumulative effects of changes in accounting principles, net of income tax			(113)		(113)		(113)
Capital contributions from MetLife, Inc.		5			5		5
Dividends to MetLife, Inc.			(2,832)		(2,832)		(2,832)
Change in equity of noncontrolling interests					—	5	5
Net income (loss)			3,550		3,550	(6)	3,544
Other comprehensive income (loss), net of income tax				1,637	1,637		1,637
Balance at December 31, 2020	5	12,460	10,548	11,662	34,675	183	34,858
Capital contributions from MetLife, Inc.		4			4		4
Dividends to MetLife, Inc.			(3,393)		(3,393)		(3,393)
Change in equity of noncontrolling interests					—	(14)	(14)
Net income (loss)			3,713		3,713	5	3,718
Other comprehensive income (loss), net of income tax				(1,745)	(1,745)		(1,745)
Balance at December 31, 2021	$5	$12,464	$10,868	$9,917	$33,254	$174	$33,428
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$3,718	$3,544	$3,412
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	136	125	99
Amortization of premiums and accretion of discounts associated with investments, net	(656)	(651)	(823)
(Gains) losses on investments and from sales of businesses, net	(652)	73	(346)
(Gains) losses on derivatives, net	2,480	(299)	499
(Income) loss from equity method investments, net of dividends or distributions	(1,873)	238	366
Interest credited to policyholder account balances	1,988	2,213	2,624
Universal life and investment-type product policy fees	(1,070)	(1,130)	(2,037)
Change in fair value option and trading securities	(125)	(171)	(151)
Change in accrued investment income	69	72	45
Change in premiums, reinsurance and other receivables	752	826	(200)
Change in deferred policy acquisition costs and value of business acquired, net	194	355	197
Change in income tax	5	104	(351)
Change in other assets	(308)	90	961
Change in insurance-related liabilities and policy-related balances	(957)	(1,256)	1,571
Change in other liabilities	(370)	(1,372)	277
Other, net	(74)	176	(1)
Net cash provided by (used in) operating activities	3,257	2,937	6,142
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	51,010	46,700	49,464
Equity securities	565	310	183
Mortgage loans	16,790	9,963	11,482
Real estate and real estate joint ventures	1,329	81	1,101
Other limited partnership interests	541	464	494
Purchases and originations of:
Fixed maturity securities available-for-sale	(52,513)	(48,561)	(48,421)
Equity securities	(48)	(106)	(49)
Mortgage loans	(10,502)	(10,931)	(13,458)
Real estate and real estate joint ventures	(1,042)	(768)	(1,443)
Other limited partnership interests	(1,896)	(1,071)	(971)
Cash received in connection with freestanding derivatives	1,720	3,823	1,759
Cash paid in connection with freestanding derivatives	(5,181)	(2,886)	(1,957)
Cash received from the redemption of an investment in affiliated preferred stock	315	—	—
Receipts on loans to affiliates	87	251	—
Purchases of loans to affiliates	(15)	—	—
Net change in policy loans	157	127	(39)
Net change in short-term investments	(2,295)	(714)	(377)
Net change in other invested assets	74	44	(8)
Net change in property, equipment and leasehold improvements	15	18	60
Other, net	14	21	(4)
Net cash provided by (used in) investing activities	$(875)	$(3,235)	$(2,184)

See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from financing activities
Policyholder account balances:
Deposits	$78,129	$77,446	$74,049
Withdrawals	(80,378)	(74,655)	(74,571)
Net change in payables for collateral under securities loaned and other transactions	1,744	2,757	1,893
Long-term debt issued	35	128	—
Long-term debt repaid	(26)	(97)	(28)
Financing element on certain derivative instruments and other derivative related transactions, net	173	(40)	(175)
Dividends paid to MetLife, Inc.	(3,393)	(2,832)	(3,065)
Other, net	(42)	(3)	(19)
Net cash provided by (used in) financing activities	(3,758)	2,704	(1,916)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(4)	4	3
Change in cash and cash equivalents	(1,380)	2,410	2,045
Cash and cash equivalents, beginning of year	11,337	8,927	6,882
Cash and cash equivalents, end of year	$9,957	$11,337	$8,927
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$95	$99	$104
Income tax	$388	$45	$552
Non-cash transactions:
Capital contributions from MetLife, Inc.	$4	$5	$5
Real estate and real estate joint ventures acquired in satisfaction of debt	$174	$10	$32
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$337	$100	$41
Increase in other invested assets in connection with affiliated reinsurance transactions	$3,140	$—	$—
Operating lease liability associated with the recognition of right-of-use assets	$4	$—	$152
Transfer of fixed maturity securities available-for-sale to an affiliate	$—	$296	$—
Transfer of mortgage loans to an affiliate	$—	$84	$—
Transfer of real estate from an affiliate	$—	$380	$—
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including uncertainties associated with the COVID-19 pandemic. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Consolidation
The accompanying consolidated financial statements include the accounts of Metropolitan Life Insurance Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
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
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Ceded (assumed) unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, consistent with credit loss guidance which requires recording an allowance for credit loss (“ACL”).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. The Company withholds the funds rather than transferring the underlying investments and, as a result, records funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio. See “— Investments — Other Invested Assets” for information on funds withheld assets.
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
Investments
Net Investment Income
Net investment income includes primarily interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes, to a lesser extent, (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for fair value option (“FVO”) securities (“FVO Securities”).
Net Investment Gains (Losses)
Net investment gains (losses) include primarily (i) realized gains (losses) from sales and disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes, and to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL includes both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and leveraged and direct financing leases and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain other limited partnership interests and real estate joint ventures.
Net investment gains (losses) also include non-investment portfolio gains (losses) which do not relate to the performance of the investment portfolio, including gains (losses) from sales and divestitures of businesses and impairment of property, equipment, leasehold improvements and right-of-use (“ROU”) lease assets.
Accrued Investment Income
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
The majority of the Company’s fixed maturity securities are classified as AFS and are reported at their estimated fair value. Changes in the estimated fair value of these securities not recognized in earnings representing unrecognized unrealized investment gains (losses) are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 7 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also take into consideration call and maturity dates. Generally, the accrual of income is ceased and accrued investment income that is considered uncollectible is recognized as a charge within net investment gains (losses) when securities are impaired.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 7 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”
After adoption of credit loss guidance on January 1, 2020, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost, excluding accrued investment income, will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized in earnings as a credit loss by establishing an ACL with a corresponding charge recorded in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI as an unrecognized loss.
During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, the Company applied other than temporary impairment (“OTTI”) guidance for securities in an unrealized loss position. An OTTI was recognized in earnings within net investment gains (losses) when it was anticipated that the amortized cost would not be recovered. When either: (i) the Company had the intent to sell the security, or (ii) it was more likely than not that the Company would be required to sell the security before recovery, the reduction of amortized cost and the OTTI recognized in earnings was the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions existed, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected was recognized as a reduction of amortized cost and an OTTI in earnings. If the estimated fair value was less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to noncredit loss was recorded in OCI as an unrecognized loss.
The credit loss guidance adopted on January 1, 2020, replaced the model for purchased credit impaired (“PCI”) fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment and is not recognized in earnings.
Mortgage Loans
After adoption of credit loss guidance on January 1, 2020, the Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase based on expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans and leveraged and direct financing leases, in an amount that represents the portion of the amortized cost basis of such financing receivables that the Company does not expect to collect, resulting in financing receivables being presented at the net amount expected to be collected.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, the Company applied incurred loss guidance where credit loss was recognized in earnings within net investment gains (losses) when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected).
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
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of ACL. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and deferred expenses and accretion of discount and deferred fees.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs of mortgage loan balances not considered collectible upon the realization of a credit loss, for commercial and agricultural mortgage loans typically through foreclosure or after a decision is made to sell a loan, and for residential mortgage loans, typically after considering the individual consumer’s financial status. The charge-off is recorded in net investment gains (losses), net of amounts recognized in ACL. Cash recoveries on principal amounts previously charged-off are generally reported in net investment gains (losses).
Also included in mortgage loans are residential mortgage loans for which the FVO was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
Mortgage loans that are designated as held-for-sale, are carried at the lower of amortized cost or estimated fair value.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recognized as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest are deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Real Estate
Real estate is stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis, without any provision for salvage value, over the estimated useful life of the asset (typically up to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. Properties whose carrying values are greater than their estimated undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale and is not depreciated. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations but does not hold a controlling financial interest, including when the Company is not deemed the primary beneficiary of a VIE. Under the equity method, the Company recognizes in earnings within net investment income its share of the investee’s earnings. Contributions paid by the Company increase carrying value and distributions received by the Company reduce carrying value. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company accounts for its interest in real estate joint ventures and other limited partnership interests in which it has virtually no influence over the investee’s operations at estimated fair value. Unrealized gains (losses), representing changes in estimated fair value of these investments, are recognized in earnings within net investment gains (losses). Due to the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting guidance.
The Company consolidates real estate joint ventures and other limited partnership interests of which it holds a controlling financial interest, or it is deemed the primary beneficiary of a VIE. Assets of certain of these consolidated other limited partnership interests and real estate joint ventures are recorded at estimated fair value. Unrealized gains (losses) representing changes in estimated fair value are recognized in net investment income.
The Company routinely evaluates its equity method investments for impairment. When it is determined an equity method investment has had a loss in value that is other than temporary, it is impaired. Such an impairment is charged to net investment gains (losses).
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•FVO Securities are primarily investments in fixed maturity securities held-for-investment that are managed on a total return basis where the FVO has been elected, with changes in estimated fair value included in net investment income.
•Leveraged leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL and is reported net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax benefit. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
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
Securities Lending Transactions and Repurchase Agreements
The Company accounts for securities lending transactions and repurchase agreements as financing arrangements and the associated liability is recorded at the amount of cash received. The securities loaned or sold under these agreements are included in invested assets. Income and expenses associated with securities lending transactions and repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income.
Securities Lending Transactions
The Company enters into securities lending transactions, whereby securities are loaned to unaffiliated financial institutions. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the Company’s consolidated financial statements. The Company monitors the ratio of the collateral held to the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan.
Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company sells securities and receives cash in an amount generally equal to 85% to 100% of the estimated fair value of the securities sold at the inception of the transaction, with a simultaneous agreement to repurchase such securities at a future date or on demand in an amount equal to the cash initially received plus interest. The Company monitors the ratio of the cash held to the estimated fair value of the securities sold throughout the duration of the transaction and additional cash or securities are obtained as necessary. Securities sold under such transactions may be sold or re-pledged by the transferee.

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
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment are used to

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
determine the estimated fair value of assets and liabilities. These unobservable inputs can be based on management’s judgment, assumptions or estimation and may not be observable in market activity. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing the assets.
Employee Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements of the sponsor and its participating affiliates. A December 31 measurement date is used for the Company’s defined benefit pension plan.
The Company recognizes the funded status of its defined benefit pension plan, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits.
Actuarial gains and losses result from differences between the plan’s actual experience and the assumed experience on PBO during a particular period and are recorded in accumulated OCI (“AOCI”). To the extent such gains and losses exceed 10% of the PBO, the excess is amortized into net periodic benefit costs, generally over the average projected future service years of the active employees. In addition, prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized to net periodic benefit costs over the average projected future service years of the active employees.
Net periodic benefit costs are determined using management’s estimates and actuarial assumptions and are comprised of service cost, interest cost, settlement and curtailment costs, amortization of net actuarial (gains) losses, and amortization of prior service costs (credit).
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
In December 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law. See Note 15 for additional information on U.S. Tax Reform.
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
Other Accounting Policies
Stock-Based Compensation
The Company does not issue any awards payable in its common stock or options to purchase its common stock. MetLife, Inc. grants certain employees stock-based compensation awards under various plans subject to vesting conditions. In accordance with a services agreement with an affiliate, the Company bears a proportionate share of stock-based compensation expense. The Company’s expense related to stock-based compensation included in other expenses was $59 million, $44 million and $57 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $852 million and $856 million at December 31, 2021 and 2020, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $695 million and $657 million at December 31, 2021 and 2020, respectively.
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space and equipment. At contract inception, the Company determines that an arrangement contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For contracts that contain a lease, the Company recognizes the ROU asset in other assets and the lease liability in other liabilities. The Company evaluates whether a ROU asset is impaired when events or changes in circumstances indicate that its carrying amount may not be recoverable. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the associated lease costs are recorded as an expense on a straight-line basis over the lease term.
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
For the 2021 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $86 million in the U.S. segment at both December 31, 2021 and 2020. The goodwill balance was $31 million in the MetLife Holdings segment at both December 31, 2021 and 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards update (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s consolidated financial statements.
Adopted Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective January 1, 2021.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope

The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief.

Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The guidance has reduced the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (“LIBOR”), affected by reference rate reform.

Contract modifications for invested assets and derivative instruments have occurred during 2021 and are expected to continue into 2022. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact and will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The guidance simplifies the accounting for income taxes by removing certain exceptions to the tax accounting guidance and providing clarification to other specific tax accounting guidance to eliminate variations in practice. Specifically, it removes the exceptions related to the a) incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, b) recognition of a deferred tax liability when foreign investment ownership changes from equity method investment to consolidated subsidiary and vice versa and c) use of interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance also simplifies the application of the income tax guidance for franchise taxes that are partially based on income and the accounting for tax law changes during interim periods, clarifies the accounting for transactions that result in a step-up in tax basis of goodwill, provides for the option to elect allocation of consolidated income taxes to entities disregarded by taxing authorities for their stand-alone reporting, and requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
		January 1, 2021. The Company adopted, using a prospective approach.	The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2021 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application

The guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities.
January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).
The Company’s implementation efforts and the evaluation of the impacts of the guidance continue to progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its financial position, results of operations, and disclosures, as well as systems, processes, and controls.

The Company expects to adopt the guidance effective January 1, 2023. The modified retrospective approach will be used, except in regard to market risk benefits where the Company will use the full retrospective approach.

The Company has created a governance framework and is managing a detailed implementation plan to support timely application of the guidance. The Company has made progress and continues to refine key accounting policy decisions, technology solutions and internal controls. These activities include, but are not limited to, modifications of actuarial valuation, accounting and financial reporting processes and systems including internal controls.

The most significant transition impacts are expected to be from: (i) the requirement to account for variable annuity guarantees as market risk benefits measured at fair value, (except for the changes in fair value already recognized under an existing accounting model) and (ii) adjustments to AOCI for the change in the current discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the removal of shadow account balances associated with long-duration products.

Based on factors such as: (i) the measurement of market risk benefits at fair value; and (ii) the difference between the discount rate currently used for measuring the liability for future policy benefits for traditional and limited payment contracts compared to the observed upper medium grade investment yield at the date of transition for this guidance, the Company’s expected impact of adopting this guidance is anticipated to result in a reduction of total equity. The Company continues to evaluate the impact of the guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	The guidance requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy and can include tax credits and other forms of government assistance. Entities are required to disclose information about (i) the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, including the associated amounts; and (iii) the significant terms and conditions of the transactions, including commitments and contingencies.	Annual periods beginning January 1, 2022, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its annual disclosures to be included in its 2022 consolidated financial statements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
The guidance indicates how to determine whether a contract liability is recognized by the acquirer in a business combination and provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination.
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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
•The Group Benefits business offers products such as term, variable and universal life insurance, dental, group and individual disability and accident & health insurance.
•The RIS business offers a broad range of life and annuity-based insurance and investment products, including stable value and pension risk transfer products, institutional income annuities, structured settlements, benefit funding solutions and capital markets investment products.
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance.
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses, including the Company’s ancillary non-U.S. operations. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including enterprise-wide strategic initiative restructuring charges), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to affiliated reinsurance and intersegment loans, bearing interest rates commensurate with related borrowings).
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2021, 2020 and 2019 and at December 31, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Year Ended December 31, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$23,466	$2,725	$—	$26,191	$—	$26,191
Universal life and investment-type product policy fees	1,101	881	—	1,982	80	2,062
Net investment income (1)	7,249	5,833	(17)	13,065	(579)	12,486
Other revenues	861	243	512	1,616	—	1,616
Net investment gains (losses)	—	—	—	—	652	652
Net derivative gains (losses)	—	—	—	—	(964)	(964)
Total revenues	32,677	9,682	495	42,854	(811)	42,043
Expenses
Policyholder benefits and claims and policyholder dividends	24,504	5,281	—	29,785	366	30,151
Interest credited to policyholder account balances	1,362	666	1	2,029	(2)	2,027
Capitalization of DAC	(59)	1	(6)	(64)	—	(64)
Amortization of DAC and VOBA	56	171	—	227	32	259
Interest expense on debt	6	5	85	96	—	96
Other expenses	3,266	839	1,230	5,335	(9)	5,326
Total expenses	29,135	6,963	1,310	37,408	387	37,795
Provision for income tax expense (benefit)	738	551	(518)	771	(241)	530
Adjusted earnings	$2,804	$2,168	$(297)	4,675
Adjustments to:
Total revenues				(811)
Total expenses				(387)
Provision for income tax (expense) benefit				241
Net income (loss)				$3,718		$3,718

At December 31, 2021	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$256,381	$161,614	$28,562	$446,557
Separate account assets	$77,130	$46,721	$—	$123,851
Separate account liabilities	$77,130	$46,721	$—	$123,851
__________________
(1)Net investment income from equity method investments represents 22% and 27% of segment net investment income for the U.S. and MetLife Holdings segments, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

For the Year Ended December 31, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,778	$2,962	$1	$20,741	$—	$20,741
Universal life and investment-type product policy fees	1,044	868	—	1,912	84	1,996
Net investment income (1)	6,348	4,616	(136)	10,828	(578)	10,250
Other revenues	857	224	580	1,661	—	1,661
Net investment gains (losses)	—	—	—	—	(73)	(73)
Net derivative gains (losses)	—	—	—	—	738	738
Total revenues	26,027	8,670	445	35,142	171	35,313
Expenses
Policyholder benefits and claims and policyholder dividends	17,821	5,669	—	23,490	485	23,975
Interest credited to policyholder account balances	1,569	687	—	2,256	(9)	2,247
Capitalization of DAC	(49)	(2)	—	(51)	—	(51)
Amortization of DAC and VOBA	56	290	—	346	60	406
Interest expense on debt	7	6	86	99	—	99
Other expenses	3,085	801	666	4,552	7	4,559
Total expenses	22,489	7,451	752	30,692	543	31,235
Provision for income tax expense (benefit)	752	236	(376)	612	(78)	534
Adjusted earnings	$2,786	$983	$69	3,838
Adjustments to:
Total revenues				171
Total expenses				(543)
Provision for income tax (expense) benefit				78
Net income (loss)				$3,544		$3,544

At December 31, 2020	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$262,478	$164,956	$30,173	$457,607
Separate account assets	$81,866	$46,780	$—	$128,646
Separate account liabilities	$81,866	$46,780	$—	$128,646
__________________
(1)Net investment income from equity method investments represents 5% and 6% of segment net investment income for the U.S. and MetLife Holdings segments, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

For the Year Ended December 31, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$18,510	$3,098	$—	$21,608	$—	$21,608
Universal life and investment-type product policy fees	1,037	912	—	1,949	88	2,037
Net investment income (1)	6,647	4,688	(73)	11,262	(289)	10,973
Other revenues	815	220	538	1,573	—	1,573
Net investment gains (losses)	—	—	—	—	346	346
Net derivative gains (losses)	—	—	—	—	(288)	(288)
Total revenues	27,009	8,918	465	36,392	(143)	36,249
Expenses
Policyholder benefits and claims and policyholder dividends	18,963	5,920	—	24,883	206	25,089
Interest credited to policyholder account balances	1,925	718	—	2,643	(19)	2,624
Capitalization of DAC	(53)	10	—	(43)	—	(43)
Amortization of DAC and VOBA	55	220	—	275	(36)	239
Interest expense on debt	10	8	87	105	—	105
Other expenses	2,947	844	877	4,668	7	4,675
Total expenses	23,847	7,720	964	32,531	158	32,689
Provision for income tax expense (benefit)	656	232	(677)	211	(63)	148
Adjusted earnings	$2,506	$966	$178	3,650
Adjustments to:
Total revenues				(143)
Total expenses				(158)
Provision for income tax (expense) benefit				63
Net income (loss)				$3,412		$3,412
__________________
(1)Net investment income from equity method investments represents 5% of segment net investment income for both the U.S. and MetLife Holdings segments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Life insurance	$15,432	$14,018	$13,413
Accident & health insurance	9,493	8,650	8,556
Annuities	4,541	1,352	2,917
Other	403	378	332
Total	$29,869	$24,398	$25,218
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one U.S. segment customer were $3.9 billion, $3.3 billion and $3.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively, which represented 13%, 14% and 12% of the consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2021, 2020 and 2019.
3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2021	2020
	(In millions)
U.S.	$145,463	$147,557
MetLife Holdings	88,991	90,259
Corporate & Other	373	170
Total	$234,827	$237,986
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
Participating business represented 3% of the Company’s life insurance in-force at both December 31, 2021 and 2020. Participating policies represented 14%, 17% and 19% of gross traditional life insurance premiums for the years ended December 31, 2021, 2020 and 2019, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct:
Balance at January 1, 2019	$317	$738	$820	$114	$1,989
Incurred guaranteed benefits	57	19	255	52	383
Paid guaranteed benefits	(13)	—	—	—	(13)
Balance at December 31, 2019	361	757	1,075	166	2,359
Incurred guaranteed benefits	144	206	320	(12)	658
Paid guaranteed benefits	(12)	(4)	(44)	(14)	(74)
Balance at December 31, 2020	493	959	1,351	140	2,943
Incurred guaranteed benefits	123	82	164	16	385
Paid guaranteed benefits	(14)	(7)	(52)	(15)	(88)
Balance at December 31, 2021	$602	$1,034	$1,463	$141	$3,240
Ceded:
Balance at January 1, 2019	$—	$—	$301	$80	$381
Incurred guaranteed benefits	—	—	95	15	110
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2019	—	—	396	95	491
Incurred guaranteed benefits	—	—	93	13	106
Paid guaranteed benefits	—	—	(20)	(9)	(29)
Balance at December 31, 2020	—	—	469	99	568
Incurred guaranteed benefits	—	—	63	10	73
Paid guaranteed benefits	—	—	(32)	(10)	(42)
Balance at December 31, 2021	$—	$—	$500	$99	$599
Net:
Balance at January 1, 2019	$317	$738	$519	$34	$1,608
Incurred guaranteed benefits	57	19	160	37	273
Paid guaranteed benefits	(13)	—	—	—	(13)
Balance at December 31, 2019	361	757	679	71	1,868
Incurred guaranteed benefits	144	206	227	(25)	552
Paid guaranteed benefits	(12)	(4)	(24)	(5)	(45)
Balance at December 31, 2020	493	959	882	41	2,375
Incurred guaranteed benefits	123	82	101	6	312
Paid guaranteed benefits	(14)	(7)	(20)	(5)	(46)
Balance at December 31, 2021	$602	$1,034	$963	$42	$2,641

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2021				2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$48,868		$20,140		$50,047		$21,229
Separate account value (1)	$39,882		$19,347		$40,583		$20,368
Net amount at risk	$1,160	(3)	$461	(4)	$1,178	(3)	$552	(4)
Average attained age of contractholders	69 years		66 years		68 years		67 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$135		N/A		$142
Net amount at risk	N/A		$70	(5)	N/A		$74	(5)
Average attained age of contractholders	N/A		55 years		N/A		55 years

	December 31,
	2021		2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$5,935	$826	$5,607	$861
Net amount at risk (6)	$37,482	$5,181	$39,134	$5,525
Average attained age of policyholders	59 years	65 years	58 years	65 years
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2021	2020
	(In millions)
Fund Groupings:
Equity	$24,519	$23,891
Balanced	16,228	16,992
Bond	2,874	3,052
Money Market	41	52
Total	$43,662	$43,987

Obligations Assumed Under Structured Settlement Assignments
The Company assumed structured settlement claim obligations as an assignment company. These liabilities are measured at the present value of the future periodic claims to be provided and reported as other policy-related balances. The Company received a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities to fund these future periodic payment claim obligations and designates payments to be made directly to the claimant by the annuity writer. These annuities funding structured settlement claims are recorded as an investment. The Company has recorded unpaid claim obligations and annuity contracts of equal amounts of $1.3 billion at both December 31, 2021 and 2020. See Note 1.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2021, 2020 and 2019, the Company issued $39.5 billion, $39.3 billion and $37.3 billion, respectively, and repaid $41.2 billion, $36.7 billion and $36.4 billion, respectively, of such funding agreements. At December 31, 2021 and 2020, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $37.2 billion and $38.8 billion, respectively.
Metropolitan Life Insurance Company is a member of the FHLB of New York. Holdings of common stock of the FHLB of New York, included in other invested assets, were $718 million and $765 million at December 31, 2021 and 2020, respectively.
The Company has also entered into funding agreements with the FHLB of New York and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2021	2020	2021		2020
	(In millions)
FHLB of New York (1)	$14,745	$15,245	$16,645	(2)	$17,258	(2)
Farmer Mac (3)	$2,050	$2,375	$2,159		$2,450
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
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2021. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. The information about incurred and paid claims development prior to 2021 is presented as supplementary information.
U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2021
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Dollars in millions)
2012	$6,503	$6,579	$6,569	$6,546	$6,568	$6,569	$6,569	$6,572	$6,574	$6,575	$1	210,236
2013		6,637	6,713	6,719	6,720	6,730	6,720	6,723	6,724	6,726	2	212,892
2014			6,986	6,919	6,913	6,910	6,914	6,919	6,920	6,918	1	215,694
2015				7,040	7,015	7,014	7,021	7,024	7,025	7,026	2	218,188
2016					7,125	7,085	7,095	7,104	7,105	7,104	3	219,581
2017						7,432	7,418	7,425	7,427	7,428	6	260,807
2018							7,757	7,655	7,646	7,650	10	246,519
2019								7,935	7,900	7,907	13	246,245
2020									8,913	9,367	27	281,696
2021										10,555	1,029	221,955
Total										77,256
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(74,255)
All outstanding liabilities for incurral years prior to 2012, net of reinsurance										21
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,022

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In millions)
2012	$5,132	$6,472	$6,518	$6,532	$6,558	$6,565	$6,566	$6,569	$6,572	$6,572
2013		5,216	6,614	6,664	6,678	6,711	6,715	6,720	6,721	6,723
2014			5,428	6,809	6,858	6,869	6,902	6,912	6,915	6,916
2015				5,524	6,913	6,958	6,974	7,008	7,018	7,022
2016					5,582	6,980	7,034	7,053	7,086	7,096
2017						5,761	7,292	7,355	7,374	7,400
2018							6,008	7,521	7,578	7,595
2019								6,178	7,756	7,820
2020									6,862	9,103
2021										8,008
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$74,255
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	77.5%	20.5%	0.7%	0.2%	0.4%	0.1%	—%	—%	—%	—%

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2021
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Dollars in millions)
2012	$966	$979	$980	$1,014	$1,034	$1,037	$1,021	$1,015	$1,011	$1,007	$—	20,086
2013		1,008	1,027	1,032	1,049	1,070	1,069	1,044	1,032	1,025	—	21,139
2014			1,076	1,077	1,079	1,101	1,109	1,098	1,097	1,081	—	22,853
2015				1,082	1,105	1,093	1,100	1,087	1,081	1,067	—	21,213
2016					1,131	1,139	1,159	1,162	1,139	1,124	—	17,971
2017						1,244	1,202	1,203	1,195	1,165	—	16,324
2018							1,240	1,175	1,163	1,147	—	15,172
2019								1,277	1,212	1,169	7	15,318
2020									1,253	1,223	30	15,381
2021										1,552	687	10,503
Total										11,560
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(5,943)
All outstanding liabilities for incurral years prior to 2012, net of reinsurance										1,559
Total unpaid claims and claim adjustment expenses, net of reinsurance										$7,176

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In millions)
2012	$43	$229	$365	$453	$524	$591	$648	$694	$730	$766
2013		43	234	382	475	551	622	676	722	764
2014			51	266	428	526	609	677	732	778
2015				50	264	427	524	601	665	718
2016					49	267	433	548	628	696
2017						56	290	476	579	655
2018							54	314	497	594
2019								57	342	522
2020									59	355
2021										95
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$5,943
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	4.8%	20.9%	15.0%	9.1%	7.2%	6.4%	5.2%	4.4%	3.8%	3.6%
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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2021 compared to the 2020 incurral year due to the growth in the size of the business.
The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
Certain of our Group Life - Term customers have experience-rated contracts, whereby the group sponsor participates in the favorable and/or adverse claim experience, including favorable and/or adverse prior year development. Claim experience adjustments on these contracts are not reflected in the foregoing incurred and paid claim development tables, but are instead reflected as an increase (adverse experience) or decrease (favorable experience) to premiums on the consolidated statements of operations.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.2 billion and $6.0 billion at December 31, 2021 and 2020, respectively. Using interest rates ranging from 2% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.1 billion and $1.2 billion at December 31, 2021 and 2020, respectively. The amount of interest accretion recognized was $518 million, $452 million and $470 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts were reflected in policyholder benefits and claims.
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

	December 31, 2021
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$3,022
Group Long-Term Disability	7,176
Total		$10,198
Other insurance lines - all segments combined		864
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		11,062

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	14
Group Long-Term Disability	166
Total		180
Other insurance lines - all segments combined		29
Total reinsurance recoverable on unpaid claims		209
Total unpaid claims and allocated claims adjustment expense		11,271
Discounting		(1,133)
Liability for unpaid claims and claim adjustment liabilities - short-duration		10,138
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		4,921
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$15,059

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$13,523	$13,140	$12,590
Less: Reinsurance recoverables	1,639	1,525	1,497
Net balance at January 1,	11,884	11,615	11,093
Incurred related to:
Current year	21,201	18,620	17,711
Prior years (1)	582	(19)	44
Total incurred	21,783	18,601	17,755
Paid related to:
Current year	(15,405)	(13,854)	(12,934)
Prior years	(5,466)	(4,478)	(4,299)
Total paid	(20,871)	(18,332)	(17,233)
Net balance at December 31,	12,796	11,884	11,615
Add: Reinsurance recoverables	2,263	1,639	1,525
Balance at December 31,	$15,059	$13,523	$13,140
______________
(1)For the year ended December 31, 2021, the increase in incurred claim activity and claim adjustment expenses associated with prior years increased primarily due to the impacts from the COVID-19 pandemic, which are partially offset by additional premiums recorded for experience-rated contracts and are not reflected in the table above. For the year ended December 31, 2020, claims and claim adjustment expenses associated with prior years decreased due to favorable claims experience in the current year. For the years ended December 31, 2019, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $78.8 billion and $78.0 billion at December 31, 2021 and 2020, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $45.0 billion and $50.6 billion at December 31, 2021 and 2020, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.16% and 2.54% at December 31, 2021 and 2020, respectively.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DAC:
Balance at January 1,	$2,626	$3,427	$4,089
Capitalizations	64	51	43
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(38)	(56)	25
Other expenses	(215)	(348)	(263)
Total amortization	(253)	(404)	(238)
Unrealized investment gains (losses)	142	(448)	(467)
Balance at December 31,	2,579	2,626	3,427
VOBA:
Balance at January 1,	23	26	28
Amortization related to other expenses	(6)	(2)	(1)
Unrealized investment gains (losses)	2	(1)	(1)
Balance at December 31,	19	23	26
Total DAC and VOBA:
Balance at December 31,	$2,598	$2,649	$3,453
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	December 31,
	2021	2020
	(In millions)
U.S.	$401	$398
MetLife Holdings	2,191	2,251
Corporate & Other	6	—
Total	$2,598	$2,649

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DSI:
Balance at January 1,	$30	$62	$93
Capitalization	—	—	1
Amortization	2	(21)	(20)
Unrealized investment gains (losses)	10	(11)	(12)
Balance at December 31,	$42	$30	$62

VODA and VOCRA:
Balance at January 1,	$135	$157	$181
Amortization	(19)	(22)	(24)
Balance at December 31,	$116	$135	$157
Accumulated amortization	$341	$322	$300
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2022	$1	$17
2023	$2	$15
2024	$2	$13
2025	$2	$12
2026	$2	$11

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
U.S.
For its Group Benefits business, the Company generally retains most of the risk, with the exception of its Group Term Life business and certain client arrangements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The Company reinsures an 80% quota share of its Group Term Life business for capital management purposes. The majority of the Company’s other reinsurance activity within this business relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of these policies.
The Company’s RIS business has engaged in reinsurance activities on an opportunistic basis. Also, the Company assumes certain group annuity contracts from an affiliate.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2021 and 2020 were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.5 billion and $1.7 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company had $2.3 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.8 billion, or 78%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.2 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2020, the Company had $2.5 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.8 billion, or 72%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.2 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums
Direct premiums	$23,008	$20,821	$21,804
Reinsurance assumed	4,121	909	811
Reinsurance ceded	(938)	(989)	(1,007)
Net premiums	$26,191	$20,741	$21,608
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,371	$2,290	$2,331
Reinsurance assumed	(16)	(16)	(15)
Reinsurance ceded	(293)	(278)	(279)
Net universal life and investment-type product policy fees	$2,062	$1,996	$2,037
Other revenues
Direct other revenues	$1,066	$1,043	$1,007
Reinsurance assumed	13	10	(5)
Reinsurance ceded	537	608	571
Net other revenues	$1,616	$1,661	$1,573
Policyholder benefits and claims
Direct policyholder benefits and claims	$26,672	$23,488	$24,469
Reinsurance assumed	3,964	811	728
Reinsurance ceded	(1,213)	(1,225)	(1,146)
Net policyholder benefits and claims	$29,423	$23,074	$24,051
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$1,996	$2,218	$2,592
Reinsurance assumed	43	42	44
Reinsurance ceded	(12)	(13)	(12)
Net interest credited to policyholder account balances	$2,027	$2,247	$2,624
Other expenses
Direct other expenses	$4,459	$4,469	$4,464
Reinsurance assumed	163	71	50
Reinsurance ceded	995	473	462
Net other expenses	$5,617	$5,013	$4,976

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2021				2020
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$2,778	$636	$17,091	$20,505	$2,509	$831	$18,138	$21,478
Deferred policy acquisition costs and value of business acquired	2,805	18	(225)	2,598	2,864	13	(228)	2,649
Total assets	$5,583	$654	$16,866	$23,103	$5,373	$844	$17,910	$24,127
Liabilities
Future policy benefits	$128,086	$4,198	$(10)	$132,274	$132,776	$1,159	$(14)	$133,921
Policyholder account balances	94,059	400	—	94,459	96,479	156	—	96,635
Other policy-related balances	7,757	337	—	8,094	7,103	322	5	7,430
Other liabilities	6,259	2,213	15,324	23,796	7,027	2,406	15,991	25,424
Total liabilities	$236,161	$7,148	$15,314	$258,623	$243,385	$4,043	$15,982	$263,410

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $11.9 billion and $12.8 billion at December 31, 2021 and 2020, respectively. The deposit liabilities on reinsurance were $1.7 billion and $1.8 billion at December 31, 2021 and 2020, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums
Reinsurance assumed	$3,237	$8	$9
Reinsurance ceded	(114)	(113)	(115)
Net premiums	$3,123	$(105)	$(106)
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$1	$1
Reinsurance ceded	(19)	(7)	(17)
Net universal life and investment-type product policy fees	$(18)	$(6)	$(16)
Other revenues
Reinsurance assumed	$(11)	$(12)	$(19)
Reinsurance ceded	505	572	533
Net other revenues	$494	$560	$514
Policyholder benefits and claims
Reinsurance assumed	$3,138	$1	$4
Reinsurance ceded	(152)	(145)	(153)
Net policyholder benefits and claims	$2,986	$(144)	$(149)
Interest credited to policyholder account balances
Reinsurance assumed	$31	$29	$30
Reinsurance ceded	(12)	(13)	(12)
Net interest credited to policyholder account balances	$19	$16	$18
Other expenses
Reinsurance assumed	$89	$—	$—
Reinsurance ceded	1,055	516	533
Net other expenses	$1,144	$516	$533

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2021		2020
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$25	$11,710	$1	$12,453
Deferred policy acquisition costs and value of business acquired	6	(139)	—	(145)
Total assets	$31	$11,571	$1	$12,308
Liabilities
Future policy benefits	$3,139	$(10)	$48	$(14)
Policyholder account balances	366	—	123	—
Other policy-related balances	14	—	1	5
Other liabilities	894	12,190	864	12,816
Total liabilities	$4,413	$12,180	$1,036	$12,807
Effective April 1, 2021, the Company, through its wholly-owned subsidiary Missouri Reinsurance, Inc., entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant reinsurance effects to the Company were primarily increases in future policy benefits of $3.1 billion at December 31, 2021, as well as premiums of $3.2 billion and policyholder benefits and claims of $3.1 billion for the year ended December 31, 2021. Also, as a result of this agreement, other invested assets increased by $3.2 billion at December 31, 2021.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $31 million and $45 million at December 31, 2021 and 2020, respectively. Net derivative gains (losses) associated with these embedded derivatives were $15 million, ($24) million and ($17) million for the years ended December 31, 2021, 2020 and 2019, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and was $1.0 billion and $1.4 billion at December 31, 2021 and 2020, respectively. Net derivative gains (losses) associated with the embedded derivative were $341 million, ($387) million and ($535) million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $677 million and $606 million of unsecured affiliated reinsurance recoverable balances at December 31, 2021 and 2020, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $10.1 billion and $11.0 billion at December 31, 2021 and 2020, respectively. The deposit liabilities on affiliated reinsurance were $892 million and $863 million at December 31, 2021 and 2020, respectively.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2021	2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,046	$38,758
Other policy-related balances	290	321
Policyholder dividends payable	253	337
Policyholder dividend obligation	1,682	2,969
Deferred income tax liability	210	130
Other liabilities	263	172
Total closed block liabilities	40,744	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,669	27,186
Mortgage loans	6,417	6,807
Policy loans	4,191	4,355
Real estate and real estate joint ventures	565	559
Other invested assets	556	492
Total investments	37,398	39,399
Cash and cash equivalents	126	—
Accrued investment income	384	402
Premiums, reinsurance and other receivables	50	50
Current income tax recoverable	81	28
Total assets designated to the closed block	38,039	39,879
Excess of closed block liabilities over assets designated to the closed block	2,705	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,562	3,524
Unrealized gains (losses) on derivatives, net of income tax	107	23
Allocated to policyholder dividend obligation, net of income tax	(1,329)	(2,346)
Total amounts included in AOCI	1,340	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,045	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$2,969	$2,020	$428
Change in unrealized investment and derivative gains (losses)	(1,287)	949	1,592
Balance at December 31,	$1,682	$2,969	$2,020

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Revenues
Premiums	$1,298	$1,498	$1,580
Net investment income	1,541	1,596	1,740
Net investment gains (losses)	(36)	(25)	(7)
Net derivative gains (losses)	18	(17)	12
Total revenues	2,821	3,052	3,325
Expenses
Policyholder benefits and claims	2,150	2,330	2,291
Policyholder dividends	621	791	924
Other expenses	96	104	111
Total expenses	2,867	3,225	3,326
Revenues, net of expenses before provision for income tax expense (benefit)	(46)	(173)	(1)
Provision for income tax expense (benefit)	(10)	(36)	(2)
Revenues, net of expenses and provision for income tax expense (benefit)	$(36)	$(137)	$1
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, alternative and sub-prime mortgage-backed securities. ABS includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are, collectively, “Structured Products.”

	December 31,
	2021					2020
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$51,328	$(30)	$7,257	$153	$58,402	$50,989	$(43)	$9,618	$155	$60,409
U.S. government and agency	26,782	—	4,568	128	31,222	24,620	—	6,178	27	30,771
Foreign corporate	27,475	(10)	2,651	431	29,685	28,093	(8)	4,478	284	32,279
RMBS	22,082	—	1,198	135	23,145	22,552	—	1,706	32	24,226
ABS	12,787	—	127	35	12,879	12,456	—	169	50	12,575
Municipals	6,884	—	1,849	5	8,728	6,888	—	2,096	1	8,983
CMBS	6,686	(13)	237	32	6,878	6,503	—	381	55	6,829
Foreign government	4,330	—	698	82	4,946	4,322	—	978	32	5,268
Total fixed maturity securities AFS	$158,354	$(53)	$18,585	$1,001	$175,885	$156,423	$(51)	$25,604	$636	$181,340

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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$2,967	$29,155	$27,945	$56,692	$41,542	$158,301
Estimated fair value	$2,938	$29,975	$30,739	$69,331	$42,902	$175,885

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

	December 31,
	2021				2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. Corporate	$4,503	$83	$784	$70	$2,351	$112	$230	$36
U.S. government and agency	10,063	78	523	49	1,686	27	—	—
Foreign Corporate	4,079	199	1,348	232	2,431	225	34	59
RMBS	7,481	111	314	24	1,119	20	128	12
ABS	5,643	25	593	10	2,561	18	2,233	32
Municipals	154	4	17	1	51	1	—	—
CMBS	1,613	20	355	12	1,110	41	306	14
Foreign Government	497	37	148	45	110	6	115	27
Total fixed maturity securities AFS	$34,033	$557	$4,082	$443	$11,419	$450	$3,046	$180
Investment grade	$31,419	$454	$3,273	$353	$9,012	$297	$2,841	$158
Below investment grade	2,614	103	809	90	2,407	153	205	22
Total fixed maturity securities AFS	$34,033	$557	$4,082	$443	$11,419	$450	$3,046	$180
Total number of securities in an unrealized loss position	2,549		427		984		385
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
After the adoption of credit loss guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recognized in earnings and reported within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
Methodologies used during the year ended December 31, 2019 to evaluate the recoverability of a security in an unrealized loss position using OTTI guidance were similar to those used after the adoption of credit loss guidance on January 1, 2020, except: (i) the length of time estimated fair value had been below amortized cost was considered for securities, and (ii) for non-functional currency denominated securities, the impact from weakening non-functional currencies on securities that were near maturity was considered in the evaluation. In addition, measurement methodologies were similar, except: (i) a fair value floor was not utilized to limit the credit loss recognized in earnings, (ii) the amortized cost of securities was adjusted for the OTTI to the expected recoverable amount and an ACL was not utilized, (iii) subsequent to a credit loss being recognized, increases in expected cash flows from the security did not result in an immediate increase in valuation recognized in earnings through net investment gains (losses) from reduction of the ACL instead such increases in value were recorded as unrecognized unrealized gains in OCI, and (iv) in periods subsequent to the recognition of OTTI on a security, the Company accounted for the impaired security as if it had been purchased on the measurement date of the impairment; accordingly, the discount (or reduced premium) based on the new cost basis was accreted over the remaining term of the security in a prospective manner based on the amount and timing of estimated future cash flows.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $370 million for the year ended December 31, 2021 to $1.0 billion primarily due to increases in interest rates and widening of credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $443 million at December 31, 2021, or 44% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $443 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $353 million, or 80%, were related to 328 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $443 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $90 million, or 20%, were related to 99 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At December 31, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2021.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2021		2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$35,772	59.4%	$38,528	58.0%
Agricultural	15,450	25.7	16,426	24.7
Residential	9,406	15.6	11,803	17.8
Total amortized cost	60,628	100.7	66,757	100.5
Allowance for credit loss	(536)	(0.9)	(517)	(0.8)
Subtotal mortgage loans, net	60,092	99.8	66,240	99.7
Residential — FVO	127	0.2	165	0.3
Total mortgage loans, net	$60,219	100.0%	$66,405	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 9 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($736) million and ($925) million at December 31, 2021 and 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $140 million, $136 million and $77 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2020 was $164 million, $158 million, $101 million, respectively.
Purchases of unaffiliated mortgage loans, consisting primarily of residential mortgage loans, were $1.4 billion, $2.8 billion and $4.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates for the years ended December 31, 2021, 2020 and 2019 was $277 million, $59 million and $100 million, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $1.0 billion, $540 million and $951 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company originates mortgage loans through an affiliate. The affiliate originates and acquires mortgage loans and the Company simultaneously purchases participation interests under a master participation agreement. The aggregate amount of mortgage loan participation interests purchased by the Company from such affiliate for the years ended December 31, 2021, 2020 and 2019 was $4.7 billion and $3.8 billion and $4.1 billion, respectively. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $1.9 billion, $696 million and $403 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	For the Years Ended December 31,
	2021				2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$199	$97	$221	$517	$186	$49	$54	$289	$190	$44	$57	$291
Adoption of credit loss guidance	—	—	—	—	(87)	32	154	99	—	—	—	—
Provision (release)	61	6	(25)	42	100	18	27	145	(4)	10	7	13
Initial credit losses on PCD loans (1)	—	—	3	3	—	—	18	18	—	—	—	—
Charge-offs, net of recoveries	—	(24)	(2)	(26)	—	(2)	(32)	(34)	—	(5)	(10)	(15)
Balance at December 31,	$260	$79	$197	$536	$199	$97	$221	$517	$186	$49	$54	$289
__________________
(1)Represents the initial credit losses accounted for as purchased financial assets with credit deterioration (“PCD”).
Allowance for Credit Loss Methodology
After the adoption of credit loss guidance on January 1, 2020, the Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected troubled debt restructurings (“TDRs”) (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized in earnings within net investment gains (losses) when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of economic conditions were not considered in the evaluation, (iv) measurement of the expected lifetime credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans’ original effective interest rate or observable market prices.
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
Commitments to lend: After loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for credit loss for unfunded commercial and agricultural mortgage loan commitments that are not unconditionally cancellable is recognized in earnings and is reported within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.
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
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 pandemic, in 2021 and 2020, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (“Interagency Statement”) issued by bank regulatory agencies, not to account for or report qualifying concessions as TDRs and not to classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income through earnings, which is reported within net investment gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $23 million at December 31, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to twelve months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $4 million at December 31, 2021.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $15 million at December 31, 2021.
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
For both years ended December 31, 2021 and 2020, the Company did not have any commercial mortgage loans modified in a TDR; and did not have a significant amount of agricultural and residential mortgage loans modified in a TDR.
For both years ended December 31, 2021 and 2020, the Company did not have a significant amount of mortgage loans modified in a TDR with subsequent payment default.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$3,402	$3,128	$2,938	$3,730	$2,760	$8,859	$2,443	$27,260	76.2%
65% to 75%	1,017	551	2,021	933	337	1,611	—	6,470	18.1
76% to 80%	—	18	138	198	149	180	—	683	1.9
Greater than 80%	—	—	—	49	284	1,026	—	1,359	3.8
Total	$4,419	$3,697	$5,097	$4,910	$3,530	$11,676	$2,443	$35,772	100.0%
DSCR:
> 1.20x	$4,018	$3,306	$4,698	$4,500	$3,190	$9,101	$2,164	$30,977	86.6%
1.00x - 1.20x	156	69	9	134	27	882	—	1,277	3.6
<1.00x	245	322	390	276	313	1,693	279	3,518	9.8
Total	$4,419	$3,697	$5,097	$4,910	$3,530	$11,676	$2,443	$35,772	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,399	$2,221	$1,685	$2,264	$878	$4,286	$947	$13,680	88.5%
65% to 75%	237	335	198	150	37	571	112	1,640	10.6
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	76	—	—	43	—	119	0.8
Total	$1,636	$2,556	$1,959	$2,414	$915	$4,911	$1,059	$15,450	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$277	$200	$811	$470	$194	$7,036	$—	$8,988	95.6%
Nonperforming (1)	—	3	46	15	1	353	—	418	4.4
Total	$277	$203	$857	$485	$195	$7,389	$—	$9,406	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $69 million and $102 million at December 31, 2021 and 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $680 million, or 1% of total commercial and agricultural mortgage loans at December 31, 2021.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2021 and 2020. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Commercial	$—	$—	$—	$—	$146	$293
Agricultural	124	251	16	20	225	261
Residential	418	516	—	54	418	503
Total	$542	$767	$16	$74	$789	$1,057

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $167 million, $137 million and $377 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $156 million at December 31, 2021 and 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $134 million and $173 million at December 31, 2021 and 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either December 31, 2021 or 2020.
Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected lifetime credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recognized in earnings and are reported in net investment gains (losses). The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.
The following table reconciles the contractual principal to the purchase price of PCD investments:

	For the Year Ended December 31, 2021
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
	(In millions)
PCD residential mortgage loans	$514	$(3)	$32	$543
Prior to the adoption of credit loss guidance for the recognition of credit losses on financial instruments, the Company applied applicable guidance for investments acquired with evidence of credit quality deterioration since origination, known as PCI investments. The Company’s PCI investments had an outstanding principal balance of $3.2 billion at December 31, 2019, which represents the contractually required principal and accrued interest payments whether or not currently due and a carrying value (estimated fair value of the investments plus accrued interest) of $2.7 billion at December 31, 2019. Accretion of accretable yield on PCI investments recognized in net investment income was $170 million for the year ended December 31, 2019.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		For the Years Ended December 31,
	2021	2020	2021	2020	2019
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,934	$1,965	$209	$188	$165
Other real estate investments	473	418	186	127	174
Real estate joint ventures	5,466	5,095	180	(59)	62
Total real estate and real estate joint ventures	$7,873	$7,478	$575	$256	$401
The carrying value of real estate investments acquired through foreclosure was $180 million and $18 million at December 31, 2021 and 2020, respectively. Depreciation expense on real estate investments was $86 million, $73 million and $62 million for the years ended December 31, 2021, 2020 and 2019, respectively. Real estate investments were net of accumulated depreciation of $581 million and $789 million at December 31, 2021 and 2020, respectively.

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

	December 31,		For the Years Ended December 31,
	2021	2020	2021	2020	2019
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$782	$661	$73	$31	$49
Apartment	506	516	40	40	3
Retail	363	498	44	66	70
Industrial	260	258	52	50	42
Land	23	23	—	1	—
Other	—	9	—	—	1
Total leased real estate investments	$1,934	$1,965	$209	$188	$165
Future contractual receipts under operating leases at December 31, 2021 were $141 million in 2022, $140 million in 2023, $122 million in 2024, $109 million in 2025, $93 million in 2026, $243 million thereafter and, in total, were $848 million.
Leveraged and Direct Financing Leases
The Company has diversified leveraged and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include renewable energy generation facilities. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data. Generally, estimated residual values are not guaranteed by the lessee or a third party.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Investment in leveraged and direct financing leases consisted of the following at:

	December 31, 2021		December 31, 2020
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$542	$141	$597	$210
Estimated residual values	560	39	573	42
Subtotal	1,102	180	1,170	252
Unearned income	(284)	(42)	(318)	(74)
Investment in leases, before ACL	818	138	852	178
ACL	(31)	(1)	(36)	(2)
Investment in leases, net of ACL	$787	$137	$816	$176
__________________
(1)Future contractual receipts under direct financing leases at December 31, 2021 were $18 million in 2022, $18 million in 2023, $18 million in 2024, $18 million in 2025, $16 million in 2026, $53 million thereafter and, in total, were $141 million.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 10 years, but in certain circumstances can be over 10 years, while the payment periods for direct financing leases generally range from one to 12 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2021 and 2020, all lease receivables were performing.
The deferred income tax liability related to leveraged leases was $272 million and $287 million at December 31, 2021 and 2020, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$34	$11	$36	$11	$37	$12
Less: Income tax expense	7	2	8	2	8	3
Lease investment income, net of income tax	$27	$9	$28	$9	$29	$9

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

After the adoption of credit loss guidance on January 1, 2020, the Company records an allowance for expected lifetime credit loss in earnings within investment gains (losses) in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling leases that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of the lease, and (iii) considering past events and current and forecasted economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Expected lifetime credit loss on leveraged and direct financing lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, lease impairment losses were recognized in earnings within investment gains (losses) as incurred. Under the incurred loss model, if all amounts due under the lease agreement would not be collected based on current information and events, an impairment loss was recognized in earnings. The impairment loss was recorded as a reduction of the investment in lease and within net investment gains (losses).
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 8), affiliated investments (see “— Related Party Investment Transactions”), tax credit and renewable energy partnerships, annuities funding structured settlement claims (see Note 1), leveraged and direct financing leases (see “— Leases — Leveraged and Direct Financing Leases”), operating joint ventures (see Note 1) and FHLB common stock (see “— Invested Assets on Deposit and Pledged as Collateral”) FVO Securities and equity securities. See “— Related Party Investment Transactions” for information regarding affiliated investments.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $937 million and $1.1 billion at December 31, 2021 and 2020, respectively. Losses from tax credit partnerships included within net investment income were $197 million, $225 million and $240 million for the years ended December 31, 2021, 2020 and 2019, respectively.
FVO Securities and Equity Securities
The following table presents FVO Securities and equity securities by security type. Common stock includes common stock and mutual funds.

	December 31,
	2021			2020
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$598	$250	$848	$544	$144	$688

Equity securities
Common stock	$88	$32	$120	$291	$(73)	$218
Non-redeemable preferred stock	107	(1)	106	189	2	191
Total equity securities	$195	$31	$226	$480	$(71)	$409
__________________
(1) Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.7 billion and $6.8 billion, principally at estimated fair value, at December 31, 2021 and 2020, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and DSI that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities AFS	$17,586	$24,954	$15,177
Derivatives	2,370	2,259	2,043
Other	377	235	210
Subtotal	20,333	27,448	17,430
Amounts allocated from:
Policyholder liabilities	(5,962)	(10,572)	(3,141)
DAC, VOBA and DSI	(1,357)	(1,511)	(1,051)
Subtotal	(7,319)	(12,083)	(4,192)
Deferred income tax benefit (expense)	(2,657)	(3,190)	(2,742)
Net unrealized investment gains (losses)	$10,357	$12,175	$10,496
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$12,175	$10,496	$3,897
Cumulative effects of changes in accounting principles, net of income tax	—	—	17
Unrealized investment gains (losses) during the year	(7,115)	10,018	11,520
Unrealized investment gains (losses) relating to:
Policyholder liabilities	4,610	(7,431)	(2,708)
DAC, VOBA and DSI	154	(460)	(480)
Deferred income tax benefit (expense)	533	(448)	(1,750)
Balance at December 31,	$10,357	$12,175	$10,496
Change in net unrealized investment gains (losses)	$(1,818)	$1,679	$6,599
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2021 and 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2021			2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
			(In millions)
Securities lending	$14,689	$14,977	$15,116	$13,289	$13,566	$13,739
Repurchase agreements	$3,416	$3,325	$3,357	$3,276	$3,210	$3,251
__________________
(1)These securities are included within fixed maturity securities AFS and short-term investments.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2021					2020
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$3,996	$5,279	$5,702	$—	$14,977	$1,705	$8,768	$3,093	$—	$13,566

Repurchase agreements:
U.S. government and agency	$—	$3,325	$—	$—	$3,325	$—	$3,210	$—	$—	$3,210
________________
(1)The related security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell investments to meet the return obligation, it may have difficulty selling such collateral that is invested in a timely manner, be forced to sell investments in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both.
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities or the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value and were as follows at:

	December 31,
	2021	2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$118	$123
Invested assets pledged as collateral (1)	20,390	22,405
Total invested assets on deposit and pledged as collateral	$20,508	$22,528
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3), derivative transactions (see Note 8) and secured debt (see Note 11).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 6 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, included within other invested assets, which is considered restricted until redeemed by the issuers, was $718 million and $765 million, at redemption value, at December 31, 2021 and 2020, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of private equity funds, hedge funds, real estate joint ventures and real estate funds. The portion of these investments accounted for under the equity method had a carrying value of $16.1 billion at December 31, 2021. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.3 billion at December 31, 2021. Except for certain real estate joint ventures and certain funds, the Company’s investments in its remaining real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for the three most recent annual periods.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
Aggregate total assets of these entities totaled $1.0 trillion and $593.9 billion at December 31, 2021 and 2020, respectively. Aggregate total liabilities of these entities totaled $126.4 billion and $80.5 billion at December 31, 2021 and 2020, respectively. Aggregate net income (loss) of these entities totaled $218.6 billion, $34.4 billion and $40.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2021		2020
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,094	$—	$1,435	$—
Investment funds (primarily mortgage loans) (2)	226	—	201	—
Other (primarily other invested assets and cash and cash equivalents)	101	—	4	5
Renewable energy partnership (primarily other invested assets)	79	—	87	—
Total	$1,500	$—	$1,727	$5
__________________
(1)The Company’s investment in affiliated real estate joint ventures was $1.0 billion and $1.3 billion at December 31, 2021 and 2020, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $112 million and $130 million at December 31, 2021 and 2020, respectively.
(2)The Company’s investment in affiliated investment funds was $187 million and $164 million, at December 31, 2021 and 2020, respectively. Other affiliates’ investments in these affiliated investment funds were $39 million and $37 million at December 31, 2021 and 2020, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2021		2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$43,653	$43,653	$43,708	$43,708
Other limited partnership interests	8,005	11,057	5,247	8,589
Other invested assets	1,605	1,815	1,436	1,517
Real estate joint ventures	97	100	18	21
Total	$53,360	$56,625	$50,409	$53,835
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $5 million and $3 million at December 31, 2021 and 2020, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

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
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2021, 2020 and 2019.
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
The Company did not securitize any loans during 2021. The carrying value and the estimated fair value of residential mortgage loans securitized during the year ended December 31, 2020 were $308 million and $313 million, respectively. Gains on securitizations were $5 million and $24 million for the years ended December 31, 2020 and 2019, respectively, which are included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with these securitizations was $0 and $43 million at December 31, 2021 and 2020, respectively.
See Note 9 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The composition of net investment income by asset type was as follows:

	For the Years Ended December 31,
Asset Type	2021	2020	2019
	(In millions)
Fixed maturity securities AFS	$6,101	$6,535	$7,015
Equity securities	16	25	35
Mortgage loans	2,661	2,836	3,147
Policy loans	292	305	307
Real estate and real estate joint ventures	575	256	401
Other limited partnership interests	3,161	633	545
Cash, cash equivalents and short-term investments	11	77	183
FVO Securities	102	48	74
Operating joint venture	65	80	69
Other	142	154	221
Subtotal investment income	13,126	10,949	11,997
Less: Investment expenses	640	699	1,024
Net investment income	$12,486	$10,250	$10,973
Net investment income included realized and unrealized gains (losses), recognized in earnings, of $190 million,$96 million, and $108 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to FVO Securities, of $22 million, $2 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to FVO Securities, of $168 million, $94 million, and $88 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Changes in estimated fair value subsequent to purchase of equity-linked notes included within FVO Securities, still held at the end of the respective periods and included in net investment income were $77 million, $46 million and $74 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture, was $3.2 billion, $427 million and $458 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2021	2020	2019
	(In millions)
Fixed maturity securities AFS	$(49)	$(58)	$12
Equity securities	40	(76)	50
Mortgage loans	(34)	(188)	(13)
Real estate and real estate joint ventures (excluding changes in estimated fair value)	568	7	396
Other limited partnership interests (excluding changes in estimated fair value)	(15)	(12)	3
Other gains (losses)	109	293	(46)
Subtotal	619	(34)	402
Change in estimated fair value of other limited partnership interests and real estate joint ventures	45	(5)	(15)
Non-investment portfolio gains (losses)	(12)	(34)	(41)
Subtotal	33	(39)	(56)
Net investment gains (losses)	$652	$(73)	$346

Transaction Type
Realized gains (losses) on investments sold or disposed	$579	$306	$517
Impairment (losses)	(24)	(50)	(142)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(41)	(204)	(10)
Unrealized net gains (losses) recognized in earnings	150	(91)	22
Total recognized gains (losses)	664	(39)	387
Non-investment portfolio gains (losses)	(12)	(34)	(41)
Net investment gains (losses)	$652	$(73)	$346
Net realized investment gains (losses) of $601 million, $308 million and $537 million for the years ended December 31, 2021, 2020 and 2019, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to FVO Securities.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were $10 million, ($80) million and $31 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Other gains (losses) included $91 million and $128 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the years ended December 31, 2021 and 2020, respectively. Other gains (losses) also included a leveraged lease gain of $87 million for the year ended December 31, 2020; and tax credit partnership impairment (losses) of ($92) million, and a renewable energy partnership disposal gain of $46 million for the year ended December 31, 2019.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Net investment gains (losses) includes gains (losses) from foreign currency transactions of $62 million, ($19) million and ($57) million for the years ended December 31, 2021, 2020 and 2019, respectively.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	For the Years Ended December 31,
Fixed Maturity Securities AFS	2021	2020	2019
	(In millions)
Proceeds	$27,587	$20,453	$32,175
Gross investment gains	$232	$419	$392
Gross investment (losses)	(256)	(376)	(341)
Realized gains (losses) on sales and disposals	(24)	43	51
Net credit loss (provision) release (change in ACL recognized in earnings)	(1)	(51)	—
Impairment (loss) (1), (2)	(24)	(50)	(39)
Net credit loss (provision) release and impairment (loss)	(25)	(101)	(39)
Net investment gains (losses)	$(49)	$(58)	$12

Equity Securities
Realized gains (losses) on sales and disposals	$(61)	$10	$12
Unrealized net gains (losses) recognized in earnings	101	(86)	38
Net investment gains (losses)	$40	$(76)	$50
__________________
(1)Impairment (loss) by sector for industrial corporate, consumer corporate, foreign government securities and RMBS for the year ended December 31, 2019 were ($19) million, ($16) million, ($2) million, and ($2) million, respectively. Due to the adoption of credit loss guidance on January 1, 2020, prior period OTTI (loss) is presented as impairment (loss).
(2)After adoption of new guidance on January 1, 2020, impairment (loss) was comprised of intent-to-sell and direct write down losses; prior to January 1, 2020, it was comprised of OTTI losses and intent-to-sell losses.
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$795	$393	$—
Amortized cost of invested assets transferred to affiliates	$776	$379	$—
Net investment gains (losses) recognized on transfers	$19	$14	$—
Estimated fair value of invested assets transferred from affiliates	$1,346	$381	$46

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Recurring related party investments and related net investment income were as follows at and for the periods ended:

		December 31,		Years Ended December 31,
		2021	2020	2021	2020	2019
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,399	$1,643	$31	$35	$34
Affiliated investments (2)	American Life Insurance Company	100	100	2	3	3
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	—	315	1	6	11
Other invested assets		$1,499	$2,058	$34	$44	$48
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2023 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 1.85%. In July 2021, ¥38.4 billion (the equivalent of $351 million) of 2.97% affiliated senior unsecured notes matured and were refinanced with the following senior unsecured notes: (i) ¥7.8 billion 1.61% due July 2026, (ii) ¥11.5 billion 1.76% due July 2028 and (iii) ¥19.1 billion 1.85% due July 2031. In December 2021, ¥51.0 billion (the equivalent of $467 million) of 3.14% affiliated senior unsecured notes matured of which ¥40.9 billion (the equivalent of $372 million) were refinanced with the following senior unsecured notes: (i) ¥19.1 billion 1.72% due December 2028, (ii) ¥21.8 billion 1.85% due December 2031, and, of which ¥10.1 billion (the equivalent of $95 million) were paid off at maturity.
(2)Represents an affiliated surplus note which matures in June 2025 and bears interest, payable semi-annually, at a rate per annum of 1.88%.
(3)Represents an investment in affiliated preferred stock which was redeemed at par plus accrued dividends in April 2021.
The Company incurred investment advisory charges from an affiliate of $292 million, $280 million and $299 million for the years ended December 31, 2021, 2020, and 2019, respectively.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated investment funds.
See Note 5 “— Related Party Reinsurance Transactions” for information about affiliated funds withheld.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations and involuntary restructuring for corporate obligors, as well as repudiation, moratorium or governmental intervention for sovereign obligors. In each case, payout on a credit default swap is triggered only after the relevant third party, Credit Derivatives Determinations Committee determines that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2021			2020
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,540	$2,163	$6	$3,175	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	764	8	22	1,049	5	76
Subtotal		4,304	2,171	28	4,224	3,229	80
Cash flow hedges:
Interest rate swaps	Interest rate	4,079	4	1	4,400	14	—
Interest rate forwards	Interest rate	3,058	69	1	5,081	489	—
Foreign currency swaps	Foreign currency exchange rate	28,772	1,317	966	28,017	1,102	1,353
Subtotal		35,909	1,390	968	37,498	1,605	1,353
Total qualifying hedges		40,213	3,561	996	41,722	4,834	1,433
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	21,565	3,206	59	30,512	3,041	7
Interest rate floors	Interest rate	7,701	145	—	12,701	350	—
Interest rate caps	Interest rate	64,309	117	—	40,104	13	—
Interest rate futures	Interest rate	515	—	—	406	—	—
Interest rate options	Interest rate	9,703	364	—	15,337	174	—
Interest rate forwards	Interest rate	265	—	20	265	—	9
Interest rate total return swaps	Interest rate	1,048	9	4	1,048	—	59
Synthetic GICs	Interest rate	11,307	—	—	11,739	—	—
Foreign currency swaps	Foreign currency exchange rate	4,800	340	75	5,596	292	238
Foreign currency forwards	Foreign currency exchange rate	1,902	11	13	1,236	9	18
Credit default swaps — purchased	Credit	956	12	8	886	8	9
Credit default swaps — written	Credit	6,074	111	12	6,961	126	—
Equity futures	Equity market	1,751	5	—	2,591	—	16
Equity index options	Equity market	26,800	714	166	19,601	459	189
Equity variance swaps	Equity market	425	12	10	425	11	9
Equity total return swaps	Equity market	2,148	11	46	2,542	1	274
Total non-designated or nonqualifying derivatives		161,269	5,057	413	151,950	4,484	828
Total		$201,482	$8,618	$1,409	$193,672	$9,318	$2,261

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2021 and 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$6	$—	$—	$(455)	$—	N/A
Hedged items	(6)	—	—	405	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	49	—	—	—	—	N/A
Hedged items	(43)	—	—	—	—	N/A
Subtotal	6	—	—	(50)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(570)
Amount of gains (losses) reclassified from AOCI into income	57	87	—	—	—	(144)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	600
Amount of gains (losses) reclassified from AOCI into income	4	(229)	—	—	—	225
Foreign currency transaction gains (losses) on hedged items	—	227	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	61	85	—	—	—	111
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,523)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	264	—	—	N/A
Credit derivatives — purchased (1)	—	—	2	—	—	N/A
Credit derivatives — written (1)	—	—	23	—	—	N/A
Equity derivatives (1)	(1)	—	(1,043)	(265)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(65)	—	—	N/A
Subtotal	1	—	(2,342)	(265)	—	N/A
Earned income on derivatives	167	—	645	206	(159)	—
Embedded derivatives (2)	N/A	N/A	733	—	N/A	N/A
Total	$235	$85	$(964)	$(109)	$(159)	$111

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $27 million, $7 million and ($16) million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$366	$461	$(1)	$(1)
Mortgage loans	$617	$925	$3	$20
Future policy benefits	$(4,735)	$(5,512)	$(877)	$(1,307)
__________________
(1)Includes ($161) million and ($1) million of hedging adjustments on discontinued hedging relationships at December 31, 2021 and 2020, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $6 million, $45 million, and $51 million for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021 and 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and eight years, respectively.
At December 31, 2021 and 2020, the balance in AOCI associated with cash flow hedges was $2.4 billion and $2.3 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2021, the Company expected to reclassify ($21) million of deferred net gains (losses) on derivatives in AOCI, to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2021			2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	2.5	$—	$54	0.6
Credit default swaps referencing indices	17	1,191	2.5	27	1,779	2.5
Subtotal	17	1,201	2.5	27	1,833	2.4
Baa
Single name credit default swaps (3)	1	60	3.3	2	174	2.1
Credit default swaps referencing indices	90	4,698	5.1	97	4,954	5.3
Subtotal	91	4,758	5.1	99	5,128	5.2
Ba
Single name credit default swaps (3)	1	65	0.5	—	—	—
Credit default swaps referencing indices	(1)	20	5.0	—	—	—
Subtotal	—	85	1.5	—	—	—
Caa3
Credit default swaps referencing indices	(9)	30	4.5	—	—	—
Subtotal	(9)	30	4.5	—	—	—
Total	$99	$6,074	4.6	$126	$6,961	4.5
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are governed by the International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, effective September 1, 2021, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2021		2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,602	$1,379	$9,244	$2,192
OTC-cleared (1)	104	8	139	6
Exchange-traded	5	—	—	16
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,711	1,387	9,383	2,214
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,364)	(1,364)	(1,996)	(1,996)
OTC-cleared	(3)	(3)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(6,414)	—	(6,073)	—
OTC-cleared	(91)	—	(98)	—
Securities collateral: (5)
OTC-bilateral	(767)	(14)	(1,115)	(188)
OTC-cleared	—	(5)	—	(1)
Exchange-traded	—	—	—	(16)
Net amount after application of master netting agreements and collateral	$72	$1	$96	$8
__________________
(1)At December 31, 2021 and 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $93 million and $65 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($22) million and ($47) million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2021 and 2020, the Company received excess cash collateral of $60 million and $175 million, respectively, and provided no excess cash collateral for either period.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2021 and 2020, the Company received excess securities collateral with an estimated fair value of $47 million and $150 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2021 and 2020, the Company provided excess securities collateral with an estimated fair value of $95 million and $185 million, respectively, for its OTC-bilateral derivatives, $584 million and $1.4 billion, respectively, for its OTC-cleared derivatives, and $106 million and $188 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	December 31,
	2021	2020
	Derivatives Subject to Financial Strength-Contingent Provisions
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$15	$196
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$17	$239
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2021	2020
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$257	$488
Assumed guaranteed minimum benefits	Policyholder account balances	5	5
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,072	1,428
Fixed annuities with equity indexed returns	Policyholder account balances	165	139
Other guarantees	Policyholder account balances	—	1
Embedded derivatives within liability host contracts		$1,499	$2,061

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
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$51,290	$7,112	$58,402
U.S. government and agency	15,041	16,181	—	31,222
Foreign corporate	—	21,862	7,823	29,685
RMBS	7	20,333	2,805	23,145
ABS	—	11,455	1,424	12,879
Municipals	—	8,728	—	8,728
CMBS	—	6,507	371	6,878
Foreign government	—	4,934	12	4,946
Total fixed maturity securities AFS	15,048	141,290	19,547	175,885
Short-term investments	4,187	677	2	4,866
Residential mortgage loans — FVO	—	—	127	127
Other investments	328	192	894	1,414
Derivative assets: (1)
Interest rate	—	5,982	95	6,077
Foreign currency exchange rate	—	1,676	—	1,676
Credit	—	106	17	123
Equity market	5	730	7	742
Total derivative assets	5	8,494	119	8,618
Separate account assets (2)	28,231	93,656	1,964	123,851
Total assets (3)	$47,799	$244,309	$22,653	$314,761
Liabilities
Derivative liabilities: (1)
Interest rate	—	70	21	91
Foreign currency exchange rate	—	1,076	—	1,076
Credit	—	8	12	20
Equity market	—	222	—	222
Total derivative liabilities	—	1,376	33	1,409
Embedded derivatives within liability host contracts (4)	—	—	1,499	1,499
Separate account liabilities (2)	7	12	6	25
Total liabilities	$7	$1,388	$1,538	$2,933

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	December 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$53,717	$6,692	$60,409
U.S. government and agency	12,697	18,074	—	30,771
Foreign corporate	—	24,098	8,181	32,279
RMBS	—	21,186	3,040	24,226
ABS	—	11,351	1,224	12,575
Municipals	—	8,983	—	8,983
CMBS	—	6,628	201	6,829
Foreign government	—	5,263	5	5,268
Total fixed maturity securities AFS	12,697	149,300	19,343	181,340
Short-term investments	2,216	406	1	2,623
Residential mortgage loans — FVO	—	—	165	165
Other investments	431	270	565	1,266
Derivative assets: (1)
Interest rate	—	6,816	489	7,305
Foreign currency exchange rate	—	1,408	—	1,408
Credit	—	109	25	134
Equity market	—	454	17	471
Total derivative assets	—	8,787	531	9,318
Separate account assets (2)	28,296	99,405	945	128,646
Total assets (3)	$43,640	$258,168	$21,550	$323,358
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$11	$68	$79
Foreign currency exchange rate	—	1,683	2	1,685
Credit	—	9	—	9
Equity market	16	463	9	488
Total derivative liabilities	16	2,166	79	2,261
Embedded derivatives within liability host contracts (4)	—	—	2,061	2,061
Separate account liabilities (2)	12	8	6	26
Total liabilities	$28	$2,174	$2,146	$4,348
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2021 and 2020, the estimated fair value of such investments was $95 million and $70 million, respectively.
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
When quoted prices in active markets are not available, the determination of estimated fair value of securities is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments.
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
Certain short-term investments and certain other investments are of a similar nature and class to the fixed maturity securities AFS described above, while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings; issuance structures, in addition to those described above for fixed maturities AFS. Other investments also include certain real estate joint ventures and use the valuation approach and key inputs as described for other limited partnership interests below.

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
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents is determined on a basis consistent with the assets described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”
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
The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Certain OTC-bilateral and OTC-cleared derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs may involve significant management judgment or estimation. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such derivatives.
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

					December 31, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	165	110	—	-	186	118	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	117	101	—	-	116	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	121	99	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	91	-	110	102	1	-	107	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	151	-	200	188	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	—	-	—	—	(12)	-	1	(6)	Decrease (7)
			•	Volatility (9)	1%	-	1%	1%	—	-	—	—	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	(31)	-	(13)	(20)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (10)	96	-	133	109	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	—	-	—	—	21%	-	28%	28%	Increase (7)
			•	Correlation (13)	—	-	—	—	10%	-	30%	10%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.12%	0.08%	0.01%	-	0.12%	0.06%	Decrease (14)
				Ages 41 - 60	0.05%	-	0.65%	0.27%	0.05%	-	0.65%	0.30%	Decrease (14)
				Ages 61 - 115	0.32%	-	100%	2.08%	0.31%	-	100%	1.90%	Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.30%	0.25%	-	100%	6.86%	Decrease (15)
				Durations 11 - 20	0.70%	-	100%	5.22%	4.70%	-	100%	5.18%	Decrease (15)
				Durations 21 - 116	1.60%	-	100%	5.22%	2%	-	100%	5.18%	Decrease (15)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.17%	Increase (16)
			•	Withdrawal rates	0.25%	-	10%	3.72%	0.25%	-	10%	3.98%	(17)
			•	Long-term equity volatilities	16.44%	-	22.16%	18.60%	16.66%	-	22.21%	18.70%	Increase (18)
			•	Nonperformance risk spread	0.04%	-	0.40%	0.35%	0.04%	-	0.39%	0.40%	Decrease (19)
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
(11)At both December 31, 2021 and 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Balance, January 1, 2020	$9,382	$3,395	$7	$10	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(91)	46	—	—	—
Total realized/unrealized gains (losses) included in AOCI	979	22	—	—	—
Purchases (3)	3,018	1,670	—	—	1
Sales (3)	(960)	(740)	—	(2)	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	2,968	108	—	—	—
Transfers out of Level 3 (4)	(423)	(36)	(7)	(3)	(15)
Balance, December 31, 2020	14,873	4,465	—	5	1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(40)	45	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(745)	8	—	(1)	—
Purchases (3)	2,369	1,247	—	—	2
Sales (3)	(1,211)	(1,239)	—	(2)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	162	332	—	10	—
Transfers out of Level 3 (4)	(473)	(258)	—	—	(1)
Balance, December 31, 2021	$14,935	$4,600	$—	$12	$2
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (5)	$(34)	$42	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020: (5)	$(53)	$52	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (5)	$(7)	$41	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020: (5)	$963	$22	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021: (5)	$(731)	$10	$—	$(1)	$—
Gains (Losses) Data for the year ended December 31, 2019
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(41)	$43	$—	$—	$—
Total realized/unrealized gains (losses) included in AOCI	$564	$30	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2020	$188	$799	$(72)	$(1,325)	$915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	9	73	176	(557)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	772	—	—
Purchases (3)	—	33	4	—	184
Sales (3)	(13)	(147)	—	—	(153)
Issuances (3)	—	—	(2)	—	(4)
Settlements (3)	(19)	—	(426)	(179)	1
Transfers into Level 3 (4)	—	—	—	—	1
Transfers out of Level 3 (4)	—	(193)	—	—	(5)
Balance, December 31, 2020	165	565	452	(2,061)	939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	183	(69)	733	8
Total realized/unrealized gains (losses) included in AOCI	—	—	(352)	—	—
Purchases (3)	—	139	28	—	1,044
Sales (3)	(11)	(38)	—	—	(44)
Issuances (3)	—	—	(13)	—	(2)
Settlements (3)	(22)	—	38	(171)	6
Transfers into Level 3 (4)	—	74	1	—	10
Transfers out of Level 3 (4)	—	(29)	1	—	(3)
Balance, December 31, 2021	$127	$894	$86	$(1,499)	$1,958
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (5)	$(14)	$86	$(44)	$(422)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020: (5)	$3	$67	$(76)	$(565)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021: (5)	$(10)	$170	$(7)	$735	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020: (5)	$—	$—	$579	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021: (5)	$—	$—	$(128)	$—	$—
Gains (Losses) Data for the year ended December 31, 2019
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$7	$94	$(36)	$(429)	$7
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$161	$—	$—
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
(9)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net income (loss). Separate account assets and liabilities are presented net for the purposes of the rollforward.
Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans which are accounted for under the FVO and were initially measured at fair value.

	December 31,
	2021	2020
	(In millions)
Unpaid principal balance	$130	$172
Difference between estimated fair value and unpaid principal balance	(3)	(7)
Carrying value at estimated fair value	$127	$165
Loans in nonaccrual status	$32	$45
Loans more than 90 days past due	$14	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(7)	$(13)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	At December 31,		For the Years Ended December 31,
	2021	2020	2021	2020	2019
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$266	$320	$(91)	$(110)	$(2)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$60,092	$—	$—	$63,094	$63,094
Policy loans	$5,816	$—	$—	$6,710	$6,710
Other invested assets	$2,230	$—	$1,932	$356	$2,288
Premiums, reinsurance and other receivables	$12,101	$—	$156	$12,375	$12,531
Liabilities
Policyholder account balances	$76,387	$—	$—	$79,182	$79,182
Long-term debt	$1,659	$—	$2,000	$—	$2,000
Other liabilities	$12,357	$—	$159	$12,412	$12,571
Separate account liabilities	$54,254	$—	$54,254	$—	$54,254

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$66,240	$—	$—	$70,391	$70,391
Policy loans	$5,973	$—	$—	$7,148	$7,148
Other invested assets	$2,849	$—	$2,586	$167	$2,753
Premiums, reinsurance and other receivables	$13,173	$—	$363	$13,274	$13,637
Liabilities
Policyholder account balances	$78,059	$—	$—	$82,982	$82,982
Long-term debt	$1,615	$—	$2,018	$—	$2,018
Other liabilities	$12,595	$—	$134	$12,778	$12,912
Separate account liabilities	$59,103	$—	$59,103	$—	$59,103
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 9 years. The remaining lease terms for the subleases are less than one year to 9 years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2021	December 31, 2020
	(In millions)
ROU assets	$601	$718
Lease liabilities	$701	$795
Lease Costs
The components of operating lease costs were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(In millions)
Operating lease cost	$120	$117	$109
Variable lease cost	14	15	20
Sublease income	(91)	(89)	(80)
Net lease cost	$43	$43	$49
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$122	$125
ROU assets obtained in exchange for new lease liabilities	$4	$—
Weighted-average remaining lease term	7 years	8 years
Weighted-average discount rate	4.0%	4.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Leases (continued)

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2021
(In millions)
2022	$126
2023	117
2024	108
2025	108
2026	103
Thereafter	253
Total undiscounted cash flows	815
Less: interest	114
Present value of lease liability	$701
See Note 7 for information about the Company’s investments in leased real estate and leveraged and direct financing leases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to consolidated securitization entities, was as follows:

								December 31,
	Interest Rates (1)							2021			2020
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	7.38%	2037			$700	$(8)	$692	$700	$(8)	$692
Surplus notes	7.80%	-	7.88%	7.83%	2024	-	2025	400	(1)	399	400	(2)	398
Other notes (2)	0.08%	-	3.75%	2.48%	2022	-	2058	571	(3)	568	527	(3)	524
Total long-term debt								1,671	(12)	1,659	1,627	(13)	1,614
Total short-term debt								100	—	100	120	—	120
Total								$1,771	$(12)	$1,759	$1,747	$(13)	$1,734
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2021.
(2)During 2021, a subsidiary of Metropolitan Life Insurance Company issued $35 million of long-term debt to MetLife, Inc.
The aggregate maturities of long-term debt at December 31, 2021 for the next five years and thereafter are $82 million in 2022, $0 in 2023, $184 million in 2024, $250 million in 2025, $347 million in 2026 and $796 million thereafter.
Unsecured senior debt which consists of senior notes and other notes rank highest in priority. Payments of interest and principal on Metropolitan Life Insurance Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the New York State Department of Financial Services (“NYDFS”).
Other Notes
At December 31, 2021, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of Metropolitan Life Insurance Company, was party to a credit agreement providing for $350 million of term loans and $75 million of a revolving loan (the “Credit Agreement”), which matures in September 2026. In March 2020, MPEH borrowed $75 million on a revolving loan under the Credit Agreement and repaid this loan in July 2020. Simultaneously, in July 2020, MPEH borrowed $50 million on the term loan under the Credit Agreement. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to Metropolitan Life Insurance Company.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Commercial paper	$100	$100
Short-term borrowings (1)	—	20
Total short-term debt	$100	$120
Average daily balance	$105	$125
Average days outstanding	104 days	73 days
__________________
(1)Represents short-term debt related to repurchase agreements, secured by assets consolidated by the Company.
For the years ended December 31, 2021, 2020 and 2019, the weighted average interest rate on short-term debt was 0.23%, 1.51% and 2.74%, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)
Interest Expense
Interest expense included in other expenses was $96 million, $99 million and $105 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts include $52 million of interest expense related to affiliated debt for each of the three years ended December 31, 2021, 2020 and 2019.
Credit Facility
At December 31, 2021, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $7 million for each of the years ended December 31, 2021, 2020 and 2019, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2021 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	February 2026 (2)	$3,000	$412	$47	$—	$2,541
__________________
(1)MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2021 and is not responsible for any reimbursement obligations under such letters of credit.
(2)In February 2021, the Credit Facility was amended and restated to, among other things, extend the maturity date. The Company incurred costs of $3 million related to the Credit Facility, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the Credit Facility. All borrowings under the amended and restated Credit Facility must be repaid by February 26, 2026, except that letters of credit outstanding upon termination may remain outstanding until February 26, 2027.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2021.
12. Equity
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
New York, the state of domicile of Metropolitan Life Insurance Company, imposes risk-based capital (“RBC”) requirements that were developed by the NAIC. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the state insurance department, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company were in excess of 360% and in excess of 350% at December 31, 2021 and 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Metropolitan Life Insurance Company’s ancillary foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $430 million and the aggregate actual regulatory capital and surplus of such operations was $722 million as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company by $1.2 billion and $1.6 billion at December 31, 2021 and 2020, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was $3.5 billion, $3.4 billion and $3.9 billion at December 31, 2021, 2020 and 2019, respectively. Statutory capital and surplus was $11.8 billion and $11.3 billion at December 31, 2021 and 2020, respectively. All such amounts are derived from the statutory–basis financial statements as filed with the NYDFS.
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
Metropolitan Life Insurance Company paid $3.4 billion and $2.8 billion in dividends to MetLife, Inc. for the years ended December 31, 2021 and 2020, respectively, including amounts where regulatory approval was obtained as required. Under

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $3.5 billion to MetLife, Inc. without prior regulatory approval by the end of 2022.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2018	$2,515	$1,382	$(74)	$(261)	$3,562
OCI before reclassifications	7,993	516	(32)	(167)	8,310
Deferred income tax benefit (expense)	(1,678)	(109)	9	35	(1,743)
AOCI before reclassifications, net of income tax	8,830	1,789	(97)	(393)	10,129
Amounts reclassified from AOCI	60	(237)	—	24	(153)
Deferred income tax benefit (expense)	(13)	50	—	(5)	32
Amounts reclassified from AOCI, net of income tax	47	(187)	—	19	(121)
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax	(1)	18	—	—	17
Balance at December 31, 2019	8,876	1,620	(97)	(374)	10,025
OCI before reclassifications	1,852	1,144	54	(145)	2,905
Deferred income tax benefit (expense)	(391)	(240)	(10)	30	(611)
AOCI before reclassifications, net of income tax	10,337	2,524	(53)	(489)	12,319
Amounts reclassified from AOCI	59	(928)	—	37	(832)
Deferred income tax benefit (expense)	(12)	195	—	(8)	175
Amounts reclassified from AOCI, net of income tax	47	(733)	—	29	(657)
Balance at December 31, 2020	10,384	1,791	(53)	(460)	11,662
OCI before reclassifications	(2,564)	30	9	44	(2,481)
Deferred income tax benefit (expense)	586	(8)	(1)	(9)	568
AOCI before reclassifications, net of income tax	8,406	1,813	(45)	(425)	9,749
Amounts reclassified from AOCI	102	81	—	38	221
Deferred income tax benefit (expense)	(23)	(22)	—	(8)	(53)
Amounts reclassified from AOCI, net of income tax	79	59	—	30	168
Balance at December 31, 2021	$8,485	$1,872	$(45)	$(395)	$9,917
__________________
(1)See Note 7 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2021	2020	2019
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(67)	$(30)	$17	Net investment gains (losses)
Net unrealized investment gains (losses)	(13)	(18)	(16)	Net investment income
Net unrealized investment gains (losses)	(22)	(11)	(61)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(102)	(59)	(60)
Income tax (expense) benefit	23	12	13
Net unrealized investment gains (losses), net of income tax	(79)	(47)	(47)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	57	36	23	Net investment income
Interest rate derivatives	87	121	4	Net investment gains (losses)
Foreign currency exchange rate derivatives	4	3	(3)	Net investment income
Foreign currency exchange rate derivatives	(229)	768	212	Net investment gains (losses)
Credit derivatives	—	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(81)	928	237
Income tax (expense) benefit	22	(195)	(50)
Gains (losses) on cash flow hedges, net of income tax	(59)	733	187
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(43)	(39)	(27)
Amortization of prior service (costs) credit	5	2	3
Amortization of defined benefit plan items, before income tax	(38)	(37)	(24)
Income tax (expense) benefit	8	8	5
Amortization of defined benefit plan items, net of income tax	(30)	(29)	(19)
Total reclassifications, net of income tax	$(168)	$657	$121
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Prepaid legal plans	$395	$371	$329
Recordkeeping and administrative services (1)	211	194	204
Administrative services-only contracts	219	218	210
Other revenue from service contracts from customers	35	36	39
Total revenues from service contracts from customers	860	819	782
Other (2)	756	842	791
Total other revenues	$1,616	$1,661	$1,573
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 5.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
General and administrative expenses (1)	$2,331	$2,285	$2,480
Pension, postretirement and postemployment benefit costs	112	33	107
Premium taxes, other taxes, and licenses & fees	332	399	274
Commissions and other variable expenses	2,551	1,842	1,814
Capitalization of DAC	(64)	(51)	(43)
Amortization of DAC and VOBA	259	406	239
Interest expense on debt	96	99	105
Total other expenses	$5,617	$5,013	$4,976
__________________
(1)Includes ($113) million, ($104) million and ($165) million for the years ended December 31, 2021, 2020 and 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 4 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 6 for a description of the DAC amortization impact associated with the closed block.
Expenses related to Debt
See Note 11 for additional information on interest expense on debt, including affiliated interest expense.
Affiliated Expenses
See Notes 5 and 17 for a discussion of affiliated expenses related to reinsurance and service agreement transactions, respectively, included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans
Pension Benefit Plans
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
Obligations and Funded Status

	December 31,
	2021	2020
	Pension Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$1,343	$1,210
Service costs	17	17
Interest costs	37	40
Net actuarial (gains) losses (1)	(42)	143
Settlements and curtailments	(1)	—
Benefits paid	(80)	(67)
Benefit obligations at December 31,	1,274	1,343
Change in plan assets:
Estimated fair value of plan assets at January 1,	—	—
Employer contributions	80	67
Benefits paid	(80)	(67)
Estimated fair value of plan assets at December 31,	—	—
Over (under) funded status at December 31,	$(1,274)	$(1,343)
Amounts recognized on the consolidated balance sheets:
Other liabilities	$(1,274)	$(1,343)
AOCI:
Net actuarial (gains) losses	$510	$598
Prior service costs (credit)	(9)	(14)
AOCI, before income tax	$501	$584
Accumulated benefit obligation	$1,220	$1,275
__________________
(1)For the year ended December 31, 2021, significant sources of actuarial (gains) losses for pension benefits included the impact of changes to financial assumptions of ($47) million, and plan experience of $5 million. For the year ended December 31, 2020, significant sources of actuarial (gains) losses for pension benefits included the impact of changes to financial assumptions of $106 million, demographic assumptions of $5 million, and plan experience of $32 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
Information on pension plans with PBOs and/or accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2021	2020	2021	2020
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,274	$1,343	$1,274	$1,343
Accumulated benefit obligations	$1,220	$1,275	$1,220	$1,275
Net Periodic Benefit Costs
The components of net periodic benefit costs and benefit obligations recognized in OCI were as follows for pension benefits:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Net periodic benefit costs:
Service costs	$17	$17	$17
Interest costs	37	40	46
Settlement and curtailment (gains) losses	(3)	—	—
Amortization of net actuarial (gains) losses	43	39	27
Amortization of prior service costs (credit)	(2)	(2)	(3)
Total net periodic benefit costs (credit)	92	94	87
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(42)	143	161
Prior service costs (credit)	—	—	3
Settlement and curtailment (gains) losses	1	—	—
Amortization of net actuarial (gains) losses	(43)	(39)	(27)
Amortization of prior service (costs) credit	2	2	3
Total recognized in OCI	(82)	106	140
Total recognized in net periodic benefit costs and OCI	$10	$200	$227
Assumptions
Assumptions used in determining the benefit obligation for the plan were as follows:

	Pension Benefits
December 31, 2021
Weighted average discount rate	2.95%
Weighted average interest crediting rate	3.18%
Rate of compensation increase	2.50%	-	8.00%
December 31, 2020
Weighted average discount rate	2.65%
Weighted average interest crediting rate	3.46%
Rate of compensation increase	2.50%	-	8.00%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
Assumptions used in determining the net periodic benefit cost for the plan were as follows:

	Pension Benefits
Year Ended December 31, 2021
Weighted average discount rate	3.01%
Weighted average interest crediting rate	3.24%
Rate of compensation increase	2.50%	-	8.00%
Year Ended December 31, 2020
Weighted average discount rate	3.30%
Weighted average interest crediting rate	3.38%
Rate of compensation increase	2.25%	-	8.50%
Year Ended December 31, 2019
Weighted average discount rate	4.35%
Weighted average interest crediting rate	4.01%
Rate of compensation increase	2.25%	-	8.50%
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
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plan are primarily funded from the Company’s general assets as they become due under the provisions of the plan. The Company expects to make benefit payments of $80 million in 2022.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

Pension Benefits
(In millions)
2022	$83
2023	$81
2024	$79
2025	$74
2026	$80
2027-2031	$407
Defined Contribution Plans
The Company contributed to defined contribution plans $24 million, $23 million and $26 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Current:
U.S. federal	$(89)	$527	$280
U.S. state and local	5	3	1
Non-U.S.	43	(2)	26
Subtotal	(41)	528	307
Deferred:
U.S. federal	577	(18)	(148)
Non-U.S.	(6)	24	(11)
Subtotal	571	6	(159)
Provision for income tax expense (benefit)	$530	$534	$148

The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Income (loss):
U.S.	$4,143	$3,984	$3,454
Non-U.S.	105	94	106
Total	$4,248	$4,078	$3,560

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Tax provision at U.S. statutory rate	$892	$856	$748
Tax effect of:
Dividend received deduction	(39)	(32)	(36)
Tax-exempt income	(27)	(26)	(40)
Prior year tax (1)	(13)	22	(173)
Low income housing tax credits	(178)	(202)	(254)
Other tax credits	(38)	(37)	(43)
Foreign tax rate differential	(7)	(13)	(7)
Change in valuation allowance	—	(1)	(7)
U.S. Tax Reform impact (2)	—	—	(6)
Other, net (3)	(60)	(33)	(34)
Provision for income tax expense (benefit)	$530	$534	$148
__________________
(1)As discussed further below, prior year tax includes a non-cash benefit related to an uncertain tax position of $158 million for the year ended December 31, 2019.
(2)For the year ended December 31, 2019, U.S. Tax Reform impact includes a $6 million tax benefit related to the effect of sequestration on the alternative minimum tax credit.
(3)For the year ended December 31, 2021, other primarily includes a tax benefit of $53 million related to a non-cash transfer of assets from a wholly-owned United Kingdom (“U.K.”) subsidiary to Metropolitan Life Insurance Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2021	2020
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,622	$1,475
Net operating loss carryforwards (1)	75	80
Employee benefits	535	540
Tax credit carryforwards (2)	741	876
Litigation-related and government mandated	84	96
Other	118	379
Total gross deferred income tax assets	3,175	3,446
Less: Valuation allowance	74	79
Total net deferred income tax assets	3,101	3,367
Deferred income tax liabilities:
Investments, including derivatives	2,147	1,738
Intangibles	28	32
DAC	317	400
Net unrealized investment gains	2,645	3,177
Total deferred income tax liabilities	5,137	5,347
Net deferred income tax asset (liability)	$(2,036)	$(1,980)
__________________
(1)The Company has recorded a deferred tax asset of $75 million primarily related to U.S. state net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2021. U.S. state net operating loss carryforwards will expire between 2022 and 2041, whereas others have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2021 primarily reflect general business credits expiring between 2038 and 2041 and are reduced by $43 million related to unrecognized tax benefits.
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) MetLife, Inc. included ($120) million and $183 million at December 31, 2021 and 2020, respectively.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2014.
In 2021, the Company filed amended Federal income tax returns with the IRS for MetLife, Inc. and subsidiaries for tax years 2010 through 2013. In 2021, the IRS reviewed and acknowledged acceptance of the 2010 through 2013 amended Federal income tax returns and closed the years to further audit.
The Company filed refund claims in 2017 with the IRS for 2000 through 2002 to recover tax and interest predominantly related to the disallowance of certain foreign tax credits for which the Company received a statutory notice of deficiency in 2015 and paid the tax thereon. The disallowed foreign tax credits relate to certain non-U.S. investments held by MLIC in support of its life insurance business through a U.K. investment subsidiary that was structured as a joint venture until early

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
2009. In 2020, the Company received refunds from these claims filed in 2017, and as a result, the Company recorded a $28 million interest benefit ($22 million, net of tax) included in other expenses.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$35	$33	$442
Additions for tax positions of prior years	—	1	—
Reductions for tax positions of prior years (1)	(14)	—	(158)
Additions for tax positions of current year	2	1	3
Settlements with tax authorities (2)	—	—	(254)
Balance at December 31,	$23	$35	$33
Unrecognized tax benefits that, if recognized, would impact the effective rate	$23	$35	$33
__________________
(1)The decreases in 2021 and 2019 are primarily related to non-cash benefits from tax audit settlements.
(2)The decrease in 2019 is primarily related to tax audit settlements, of which $251 million was reclassified to the current income tax payable account.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.
Interest was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$(9)	$4	$(187)

		December 31,
		2021	2020
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$4	$13
__________________
(1)    The decrease in 2019 is primarily related to tax audit settlements, of which $68 million was recorded in other expenses and $119 million was reclassified to the current income tax payable account.

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $100 million.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life Insurance Company has never engaged in the business of manufacturing or selling asbestos-containing products, nor has Metropolitan Life Insurance Company issued liability or workers’ compensation insurance to companies in the business of manufacturing or selling asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life Insurance Company’s employees during the period from the 1920s through approximately the 1950s and allege that Metropolitan Life Insurance Company learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life Insurance Company believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life Insurance Company.
Metropolitan Life Insurance Company’s defenses include that: (i) Metropolitan Life Insurance Company owed no duty to the plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life Insurance Company; (iii) Metropolitan Life Insurance Company’s conduct was not the cause of the plaintiffs’ injuries; and (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known. During the course of the litigation, certain trial courts have granted motions dismissing claims against Metropolitan Life Insurance Company, while other trial courts have denied Metropolitan Life Insurance Company’s motions. There can be no assurance that Metropolitan Life Insurance Company will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life Insurance Company intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2021	2020	2019
	(In millions, except number of claims)
Asbestos personal injury claims at year end	58,785	60,618	61,134
Number of new claims during the year	2,824	2,496	3,187
Settlement payments during the year (1)	$53.0	$52.9	$49.4
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
The ability of Metropolitan Life Insurance Company to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the willingness of courts to allow plaintiffs to pursue claims against Metropolitan Life Insurance Company when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)
The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary, but management does not believe any such charges are likely to have a material effect on the Company’s financial position.
The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life Insurance Company’s recorded asbestos liability covers pending claims, claims not yet asserted, and legal defense costs and is based on estimates and includes significant assumptions underlying its analysis.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims to $372 million at December 31, 2021. The recorded liability was $425 million at December 31, 2020.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act (“FLSA”), the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that Metropolitan Life Insurance Company improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. The court denied the plaintiffs’ motion to certify the class and the United States Circuit Court for the Second Circuit denied plaintiffs leave to appeal this ruling. The court granted Metropolitan Life Insurance Company’s motion for summary judgment as to the lead plaintiff’s FLSA claims and its motion to de-certify the class as a collective action. Plaintiffs’ motion for interlocutory review of the de-certification ruling is still pending. The Company intends to defend this action vigorously.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., Metropolitan Life Insurance Company, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. The Appellate Division of the New York State Supreme Court, First Department, reversed the court’s order granting MetLife, Inc. and Metropolitan Life Insurance Company’s motion to dismiss and remanded the case to the trial court where the Relator has filed an amended complaint. The Company intends to defend the action vigorously.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.1 billion and $2.4 billion at December 31, 2021 and 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.5 billion and $4.3 billion at December 31, 2021 and 2020, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $289 million, with a cumulative maximum of $405 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million and $3 million at December 31, 2021 and 2020, respectively, for indemnities, guarantees and commitments.
17. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.5 billion, $2.4 billion and $2.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Total revenues received from affiliates related to these agreements were $40 million, $40 million and $29 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $143 million and $198 million at December 31, 2021 and 2020, respectively.
See Notes 1, 5, 7, 11 and 12 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2021
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$26,782	$31,222	$31,222
Public utilities	6,104	7,279	7,279
Municipals	6,884	8,728	8,728
Foreign government	4,330	4,946	4,946
All other corporate bonds	72,005	80,002	80,002
Total bonds	116,105	132,177	132,177
Mortgage-backed and asset-backed securities	41,555	42,902	42,902
Redeemable preferred stock	694	806	806
Total fixed maturity securities AFS	158,354	175,885	175,885
Mortgage loans	60,755		60,219
Policy loans	5,816		5,816
Real estate and real estate joint ventures	7,692		7,692
Real estate acquired in satisfaction of debt	181		181
Other limited partnership interests	8,754		8,754
Short-term investments	4,889		4,866
Other invested assets	19,860		19,860
Total investments	$266,301		$283,273
______________
(1)Amortized cost for fixed maturity securities AFS, mortgage loans, policy loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2021 and 2020
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2021
U.S.	$401	$72,530	$72,933	$—	$304	$21
MetLife Holdings	2,191	69,367	21,306	312	154	158
Corporate & Other	6	153	220	—	—	—
Total	$2,598	$142,050	$94,459	$312	$458	$179
2020
U.S.	$398	$73,274	$74,283	$—	$171	$23
MetLife Holdings	2,251	70,845	22,383	397	150	157
Corporate & Other	—	201	(31)	—	—	—
Total	$2,649	$144,320	$96,635	$397	$321	$180
_____________
(1)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(2)Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2021
U.S.	$24,566	$6,960	$25,893	$56	$3,212
MetLife Holdings	3,687	5,561	5,557	203	1,574
Corporate & Other	—	(35)	—	—	1,300
Total	$28,253	$12,486	$31,450	$259	$6,086
2020
U.S.	$18,822	$6,053	$19,424	$56	$3,042
MetLife Holdings	3,914	4,355	5,897	350	1,707
Corporate & Other	1	(158)	—	—	759
Total	$22,737	$10,250	$25,321	$406	$5,508
2019
U.S.	$19,547	$6,481	$20,906	$55	$2,904
MetLife Holdings	4,097	4,579	5,769	184	1,900
Corporate & Other	1	(87)	—	—	971
Total	$23,645	$10,973	$26,675	$239	$5,775
_____________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2021, 2020 and 2019
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2021
Life insurance in-force	$3,991,763	$164,834	$546,176	$4,373,105	12.5%
Insurance premium
Life insurance (1)	$13,631	$792	$4,080	$16,919	24.1%
Accident & health insurance	9,377	146	41	9,272	0.4%
Total insurance premium	$23,008	$938	$4,121	$26,191	15.7%
2020
Life insurance in-force	$3,793,310	$178,420	$507,488	$4,122,378	12.3%
Insurance premium
Life insurance (1)	$12,304	$862	$870	$12,312	7.1%
Accident & health insurance	8,517	127	39	8,429	0.5%
Total insurance premium	$20,821	$989	$909	$20,741	4.4%
2019
Life insurance in-force	$3,810,612	$257,882	$525,190	$4,077,920	12.9%
Insurance premium
Life insurance (1)	$14,114	$879	$785	$14,020	5.6%
Accident & health insurance	7,690	128	26	7,588	0.3%
Total insurance premium	$21,804	$1,007	$811	$21,608	3.8%
______________
(1)    Includes annuities with life contingencies.
For the year ended December 31, 2021, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $13.7 billion and $1.9 billion, respectively, and life insurance premiums of $114 million and $3.2 billion, respectively. For the year ended December 31, 2020, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.0 billion and $1.1 billion, respectively, and life insurance premiums of $113 million and $8 million, respectively. For the year ended December 31, 2019, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.2 billion and $1.3 billion, respectively, and life insurance premiums of $115 million and $9 million, respectively.

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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2021.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Company since at least 1968. Its long-term knowledge of the MetLife group of companies, its independence, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Under current legal requirements, the lead or concurring audit partner for MetLife may not serve in that role for more than five consecutive fiscal years, and the Audit Committee ensures the regular rotation of the audit engagement team partners as required by law. The Audit Committee, along with management and the Chair of the Audit Committee, is actively involved in the selection process for the lead and concurring partners.
Independent Auditor’s Fees for 2021 and 2020
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2021 and 2020. All fees shown in the table were related to services that were approved by the Audit Committee.

	2021	2020
	(In millions)
Audit fees (1)	$40.3	$44.3
Audit-related fees (2)	$3.9	$4.2
Tax fees (3)	$—	$—
All other fees (4)	$0.7	$4.1
______________
(1)Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.
(2)Fees for assurance and related services, including System and Organization Control (SOC) audit reports, as mandated by Statement on Standards for Attestation Engagements No. 18 (SSAE 18), control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.
(3)Fees for tax compliance, consultation, and planning services.
(4)Fees for other types of permitted services, including consulting, financial advisory services, and actuarial services.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 78.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 78.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 213.
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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	May 19, 2016

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.4	May 19, 2016

4.1	Description of Securities.					X

10.1	Amended and Restated Credit Agreement, dated as of February 26, 2021, amending and restating the Five-Year Credit Agreement, dated as of August 4, 2017, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	March 2, 2021

23.1	Consent of Deloitte & Touche LLP.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 7, 2022

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Michel A. Khalaf
	Name:	Michel A. Khalaf
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 7, 2022
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 7, 2022
Carlos M. Gutierrez

/s/ Gerald L. Hassell	Director	March 7, 2022
Gerald L. Hassell

/s/ David L. Herzog	Director	March 7, 2022
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	March 7, 2022
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	March 7, 2022
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 7, 2022
William E. Kennard

/s/ Catherine R. Kinney	Director	March 7, 2022
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	March 7, 2022
Diana L. McKenzie

/s/ Denise M. Morrison	Director	March 7, 2022
Denise M. Morrison

/s/ Mark A. Weinberger	Director	March 7, 2022
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2022
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2022
Tamara L. Schock