Form 10-Q
period 2022-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2022-05-11
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 11, 2022, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Metropolitan Life Insurance Company does not undertake any obligation to publicly correct or update any forward-looking statement if Metropolitan Life Insurance Company later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures Metropolitan Life Insurance Company makes on related subjects in subsequent reports to the U.S. Securities and Exchange Commission.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2022 and December 31, 2021 (Unaudited)
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $159,844 and $158,354, respectively; allowance for credit loss of $155 and $53, respectively)	$164,538	$175,885
Mortgage loans (net of allowance for credit loss of $510 and $536, respectively; includes $141 and $224, respectively, relating to variable interest entities and $119 and $127, respectively, under the fair value option)	59,664	60,219
Policy loans	5,766	5,816
Real estate and real estate joint ventures (includes $1,057 and $1,094, respectively, relating to variable interest entities, $284 and $240, respectively, under the fair value option and $175 and $175, respectively, of real estate held-for-sale)	7,954	7,873
Other limited partnership interests	8,350	8,754
Short-term investments, at estimated fair value	1,875	4,866
Other invested assets (includes $910 and $924, respectively, of leveraged and direct financing leases and $171 and $171, respectively, relating to variable interest entities and allowance for credit loss of $31 and $32, respectively)	19,474	19,860
Total investments	267,621	283,273
Cash and cash equivalents, principally at estimated fair value	13,481	9,957
Accrued investment income	1,835	1,767
Premiums, reinsurance and other receivables	20,928	20,505
Deferred policy acquisition costs and value of business acquired	3,082	2,598
Current income tax recoverable	79	80
Other assets	4,505	4,526
Separate account assets	107,927	123,851
Total assets	$419,458	$446,557
Liabilities and Equity
Liabilities
Future policy benefits	$127,160	$132,274
Policyholder account balances	96,740	94,459
Other policy-related balances	8,422	8,094
Policyholder dividends payable	310	312
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	23,883	24,866
Short-term debt	100	100
Long-term debt	1,661	1,659
Deferred income tax liability	797	2,036
Other liabilities	24,208	23,796
Separate account liabilities	107,927	123,851
Total liabilities	391,208	413,129
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,465	12,464
Retained earnings	10,946	10,868
Accumulated other comprehensive income (loss)	4,680	9,917
Total Metropolitan Life Insurance Company stockholder’s equity	28,096	33,254
Noncontrolling interests	154	174
Total equity	28,250	33,428
Total liabilities and equity	$419,458	$446,557
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Revenues
Premiums	$5,910	$5,805
Universal life and investment-type product policy fees	524	535
Net investment income	2,826	3,187
Other revenues	412	425
Net investment gains (losses)	(226)	160
Net derivative gains (losses)	181	(1,015)
Total revenues	9,627	9,097
Expenses
Policyholder benefits and claims	6,561	6,579
Interest credited to policyholder account balances	491	511
Policyholder dividends	159	205
Other expenses	1,299	1,186
Total expenses	8,510	8,481
Income (loss) before provision for income tax	1,117	616
Provision for income tax expense (benefit)	158	49
Net income (loss)	959	567
Less: Net income (loss) attributable to noncontrolling interests	—	3
Net income (loss) attributable to Metropolitan Life Insurance Company	$959	$564
Comprehensive income (loss)	$(4,278)	$(2,416)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	3
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(4,278)	$(2,419)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$5	$12,464	$10,868	$9,917	$33,254	$174	$33,428
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(881)		(881)		(881)
Change in equity of noncontrolling interests					—	(20)	(20)
Net income (loss)			959		959		959
Other comprehensive income (loss), net of income tax				(5,237)	(5,237)		(5,237)
Balance at March 31, 2022	$5	$12,465	$10,946	$4,680	$28,096	$154	$28,250

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(1,030)		(1,030)		(1,030)
Net income (loss)			564		564	3	567
Other comprehensive income (loss), net of income tax				(2,983)	(2,983)		(2,983)
Balance at March 31, 2021	$5	$12,461	$10,082	$8,679	$31,227	$186	$31,413
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$853	$187
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	11,324	13,551
Equity securities	57	123
Mortgage loans	3,038	3,384
Real estate and real estate joint ventures	73	102
Other limited partnership interests	594	129
Purchases and originations of:
Fixed maturity securities available-for-sale	(12,780)	(11,806)
Equity securities	(2)	(6)
Mortgage loans	(2,571)	(1,969)
Real estate and real estate joint ventures	(112)	(198)
Other limited partnership interests	(232)	(555)
Cash received in connection with freestanding derivatives	784	916
Cash paid in connection with freestanding derivatives	(1,181)	(3,846)
Purchases of loans to affiliates	(18)	—
Net change in policy loans	50	44
Net change in short-term investments	2,955	(1,004)
Net change in other invested assets	(13)	85
Net change in property, equipment and leasehold improvements	2	5
Other, net	3	5
Net cash provided by (used in) investing activities	1,971	(1,040)
Cash flows from financing activities
Policyholder account balances:
Deposits	22,794	21,329
Withdrawals	(20,356)	(20,554)
Net change in payables for collateral under securities loaned and other transactions	(983)	(947)
Long-term debt repaid	(3)	(9)
Financing element on certain derivative instruments and other derivative related transactions, net	144	306
Dividends paid to MetLife, Inc.	(881)	(1,030)
Other, net	(13)	(7)
Net cash provided by (used in) financing activities	702	(912)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(2)	—
Change in cash and cash equivalents	3,524	(1,765)
Cash and cash equivalents, beginning of period	9,957	11,337
Cash and cash equivalents, end of period	$13,481	$9,572
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$9	$9
Income tax	$12	$204
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
Real estate and real estate joint ventures acquired in satisfaction of debt	$2	$170
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$42	$49
Transfer of fixed maturity securities available-for-sale to an affiliate	$189	$—
Transfer of fair value option securities from an affiliate	$186	$—

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2021 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2021 Annual Report.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of MLIC, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
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
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adopted Accounting Pronouncements
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

Contract modifications for invested assets and derivative instruments occurred during 2021 and have continued into 2022. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s interim condensed consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact and will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	The guidance requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy and can include tax credits and other forms of government assistance. Entities are required to disclose information about (i) the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, including the associated amounts; and (iii) the significant terms and conditions of the transactions, including commitments and contingencies.
		Effective for annual periods beginning January 1, 2022, to be applied prospectively.	The Company is in the process of evaluating and preparing the required annual disclosures, as applicable, to be included in its 2022 consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2022 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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

The most significant transition impacts are expected to be from: (i) the requirement to account for variable annuity guarantees as market risk benefits measured at fair value, (except for the changes in fair value already recognized under an existing accounting model) and (ii) adjustments to Accumulated other comprehensive income (loss) (“AOCI”) for the change in the current discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the removal of shadow account balances associated with long-duration products.

Based on factors such as: (i) the measurement of market risk benefits at fair value; and (ii) the difference between the discount rate currently used for measuring the liability for future policy benefits for traditional and limited payment contracts compared to the observed upper medium grade investment yield at the date of transition for this guidance, the Company’s expected impact of adopting this guidance is anticipated to result in a reduction of total equity. The Company continues to evaluate the impact of the guidance on its interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The amendments in the new ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.

January 1, 2023, to be applied prospectively; however, for the transition method related to the recognition and measurement of TDRs, an entity can apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. In addition, entities are permitted to elect to early adopt the amendments related to TDRs accounting and related disclosure enhancements separately from the amendments related to certain vintage disclosures.
The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements and the alternative methods of adoption.
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
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended March 31, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,288	$622	$—	$5,910	$—	$5,910
Universal life and investment-type product policy fees	286	219	—	505	19	524
Net investment income	1,629	1,280	48	2,957	(131)	2,826
Other revenues	243	43	126	412	—	412
Net investment gains (losses)	—	—	—	—	(226)	(226)
Net derivative gains (losses)	—	—	—	—	181	181
Total revenues	7,446	2,164	174	9,784	(157)	9,627
Expenses
Policyholder benefits and claims and policyholder dividends	5,560	1,255	—	6,815	(95)	6,720
Interest credited to policyholder account balances	329	161	1	491	—	491
Capitalization of DAC	(23)	—	(4)	(27)	—	(27)
Amortization of DAC and VOBA	14	60	—	74	(3)	71
Interest expense on debt	2	1	21	24	—	24
Other expenses	861	201	169	1,231	—	1,231
Total expenses	6,743	1,678	187	8,608	(98)	8,510
Provision for income tax expense (benefit)	146	98	(75)	169	(11)	158
Adjusted earnings	$557	$388	$62	1,007
Adjustments to:
Total revenues				(157)
Total expenses				98
Provision for income tax (expense) benefit				11
Net income (loss)				$959		$959

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,137	$668	$—	$5,805	$—	$5,805
Universal life and investment-type product policy fees	287	228	—	515	20	535
Net investment income	1,847	1,491	(1)	3,337	(150)	3,187
Other revenues	224	58	143	425	—	425
Net investment gains (losses)	—	—	—	—	160	160
Net derivative gains (losses)	—	—	—	—	(1,015)	(1,015)
Total revenues	7,495	2,445	142	10,082	(985)	9,097
Expenses
Policyholder benefits and claims and policyholder dividends	5,451	1,264	—	6,715	69	6,784
Interest credited to policyholder account balances	345	167	—	512	(1)	511
Capitalization of DAC	(19)	—	—	(19)	—	(19)
Amortization of DAC and VOBA	16	31	—	47	(7)	40
Interest expense on debt	2	1	21	24	—	24
Other expenses	796	221	127	1,144	(3)	1,141
Total expenses	6,591	1,684	148	8,423	58	8,481
Provision for income tax expense (benefit)	188	155	(75)	268	(219)	49
Adjusted earnings	$716	$606	$69	1,391
Adjustments to:
Total revenues				(985)
Total expenses				(58)
Provision for income tax (expense) benefit				219
Net income (loss)				$567		$567
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2022	December 31, 2021
	(In millions)
U.S.	$241,715	$256,381
MetLife Holdings	151,970	161,614
Corporate & Other	25,773	28,562
Total	$419,458	$446,557
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	March 31, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$44,695		$18,158		$48,868		$20,140
Separate account value (1)	$35,804		$17,373		$39,882		$19,347
Net amount at risk	$2,029	(3)	$507	(4)	$1,160	(3)	$461	(4)
Average attained age of contractholders	70 years		69 years		69 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$135		N/A		$135
Net amount at risk	N/A		$69	(5)	N/A		$70	(5)
Average attained age of contractholders	N/A		55 years		N/A		55 years

	March 31, 2022		December 31, 2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$5,496	$815	$5,935	$826
Net amount at risk (6)	$37,487	$5,091	$37,482	$5,181
Average attained age of policyholders	59 years	66 years	59 years	65 years
__________________
(1)The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes the contractholders’ investments in the general account and separate account, if applicable.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Balance, beginning of period	$15,059	$13,523
Less: Reinsurance recoverables	2,263	1,639
Net balance, beginning of period	12,796	11,884
Incurred related to:
Current period	5,281	4,550
Prior periods (1)	246	361
Total incurred	5,527	4,911
Paid related to:
Current period	(2,115)	(2,153)
Prior periods	(3,160)	(2,992)
Total paid	(5,275)	(5,145)
Net balance, end of period	13,048	11,650
Add: Reinsurance recoverables	2,243	2,297
Balance, end of period (included in future policy benefits and other policy-related balances)	$15,291	$13,947
__________________
(1)The three months ended March 31, 2022 and 2021 include incurred claim activity and claim adjustment expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,787	$38,046
Other policy-related balances	312	290
Policyholder dividends payable	249	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	146	210
Other liabilities	337	263
Total closed block liabilities	38,831	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	23,412	25,669
Mortgage loans	6,462	6,417
Policy loans	4,149	4,191
Real estate and real estate joint ventures	547	565
Other invested assets	565	556
Total investments	35,135	37,398
Cash and cash equivalents	203	126
Accrued investment income	389	384
Premiums, reinsurance and other receivables	38	50
Current income tax recoverable	89	81
Total assets designated to the closed block	35,854	38,039
Excess of closed block liabilities over assets designated to the closed block	2,977	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	970	2,562
Unrealized gains (losses) on derivatives, net of income tax	123	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	1,093	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,070	$4,045
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	(In millions)
Balance, beginning of period	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)
Balance, end of period	$—	$1,682

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Premiums	$275	$320
Net investment income	361	393
Net investment gains (losses)	(32)	6
Net derivative gains (losses)	3	1
Total revenues	607	720
Expenses
Policyholder benefits and claims	483	546
Policyholder dividends	133	178
Other expenses	23	25
Total expenses	639	749
Revenues, net of expenses before provision for income tax expense (benefit)	(32)	(29)
Provision for income tax expense (benefit)	(7)	(6)
Revenues, net of expenses and provision for income tax expense (benefit)	$(25)	$(23)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents fixed maturity securities available-for-sale (“AFS”) by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities and collateralized loan obligations (“ABS & CLO”), previously disclosed as ABS in the 2021 Annual Report, includes securities collateralized by consumer loans, corporate loans and broadly syndicated bank loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	March 31, 2022					December 31, 2021
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$51,491	$(13)	$3,245	$910	$53,813	$51,328	$(30)	$7,257	$153	$58,402
U.S. government and agency	25,904	—	2,693	557	28,040	26,782	—	4,568	128	31,222
Foreign corporate	27,881	(25)	927	1,106	27,677	27,475	(10)	2,651	431	29,685
RMBS	22,740	—	581	773	22,548	22,082	—	1,198	135	23,145
ABS & CLO	13,743	—	30	259	13,514	12,787	—	127	35	12,879
Municipals	6,920	—	996	132	7,784	6,884	—	1,849	5	8,728
CMBS	6,907	(13)	42	163	6,773	6,686	(13)	237	32	6,878
Foreign government	4,258	(104)	401	166	4,389	4,330	—	698	82	4,946
Total fixed maturity securities AFS	$159,844	$(155)	$8,915	$4,066	$164,538	$158,354	$(53)	$18,585	$1,001	$175,885
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $121 million and $19 million at March 31, 2022 and December 31, 2021, respectively, with unrealized gains (losses) of $7 million and $10 million at March 31, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$3,553	$27,757	$27,727	$57,275	$43,377	$159,689
Estimated fair value	$3,496	$27,604	$28,461	$62,142	$42,835	$164,538
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

	March 31, 2022				December 31, 2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$14,361	$754	$1,270	$156	$4,503	$83	$784	$70
U.S. government and agency	11,670	451	508	106	10,063	78	523	49
Foreign corporate	11,919	855	1,412	250	4,079	199	1,348	232
RMBS	11,586	603	1,584	170	7,481	111	314	24
ABS & CLO	10,347	236	845	23	5,643	25	593	10
Municipals	1,462	129	15	3	154	4	17	1
CMBS	3,810	131	531	32	1,613	20	355	12
Foreign government	939	103	194	49	497	37	148	45
Total fixed maturity securities AFS	$66,094	$3,262	$6,359	$789	$34,033	$557	$4,082	$443
Investment grade	$61,153	$2,974	$5,487	$670	$31,419	$454	$3,273	$353
Below investment grade	4,941	288	872	119	2,614	103	809	90
Total fixed maturity securities AFS	$66,094	$3,262	$6,359	$789	$34,033	$557	$4,082	$443
Total number of securities in an unrealized loss position	6,387		673		2,549		427
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
In periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recognized in earnings and reported within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent-to-sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $3.1 billion for the three months ended March 31, 2022 to $4.1 billion primarily due to increases in interest rates, widening credit spreads, and, to a lesser extent, the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $789 million at March 31, 2022, or 19% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $789 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $670 million, or 85%, were related to 556 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $789 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $119 million, or 15%, were related to 117 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily industrial and consumer) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At March 31, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2022.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Three Months Ended March 31, 2022	(In millions)
Balance, at beginning of period	$30	$10	$—	$13	$53
Additions:
ACL not previously recorded	13	11	104	—	128
Changes for securities with previously recorded ACL	—	4	—	—	4
Reductions:
Securities sold or exchanged	(8)	—	—	—	(8)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$13	$25	$104	$13	$155
Three Months Ended March 31, 2021
Balance, at beginning of period	$43	$8	$—	$—	$51
Additions:
ACL not previously recorded	—	12	—	6	18
Reductions:
Changes for securities with previously recorded ACL	—	(3)	—	—	(3)
Securities sold or exchanged	—	—	—	—	—
Write-offs	—	—	—	—	—
Balance, at end of period	$43	$17	$—	$6	$66

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2022		December 31, 2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$35,626	59.7%	$35,772	59.4%
Agricultural	15,076	25.3	15,450	25.7
Residential	9,353	15.7	9,406	15.6
Total amortized cost	60,055	100.7	60,628	100.7
Allowance for credit loss	(510)	(0.9)	(536)	(0.9)
Subtotal mortgage loans, net	59,545	99.8	60,092	99.8
Residential — FVO	119	0.2	127	0.2
Total mortgage loans, net	$59,664	100.0%	$60,219	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 7 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($701) million and ($736) million at March 31, 2022 and December 31, 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2022 was $143 million, $107 million and $74 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $140 million, $136 million and $77 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $533 million and $377 million for the three months ended March 31, 2022 and 2021, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans from affiliates.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$260	$79	$197	$536	$199	$97	$221	$517
Provision (release)	(11)	11	(25)	(25)	(7)	(13)	(29)	(49)
Charge-offs, net of recoveries	—	—	(1)	(1)	—	(13)	—	(13)
Balance, end of period	$249	$90	$171	$510	$192	$71	$192	$455

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected TDRs (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).
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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2022:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$542	$3,361	$3,009	$2,932	$3,613	$11,357	$2,300	$27,114	76.1%
65% to 75%	376	1,059	560	1,997	932	1,663	—	6,587	18.5
76% to 80%	—	26	18	138	199	266	—	647	1.8
Greater than 80%	8	—	—	—	48	1,222	—	1,278	3.6
Total	$926	$4,446	$3,587	$5,067	$4,792	$14,508	$2,300	$35,626	100.0%
DSCR:
> 1.20x	$926	$4,040	$3,326	$4,667	$4,382	$11,839	$2,300	$31,480	88.4%
1.00x - 1.20x	—	182	18	10	134	818	—	1,162	3.2
<1.00x	—	224	243	390	276	1,851	—	2,984	8.4
Total	$926	$4,446	$3,587	$5,067	$4,792	$14,508	$2,300	$35,626	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$292	$1,419	$2,026	$1,623	$2,211	$4,766	$1,014	$13,351	88.5%
65% to 75%	95	236	330	197	64	599	73	1,594	10.6
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	—	76	—	42	2	120	0.8
Total	$387	$1,655	$2,356	$1,896	$2,275	$5,418	$1,089	$15,076	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$86	$701	$176	$693	$411	$6,777	$—	$8,844	94.6%
Nonperforming (1)	—	2	5	51	16	435	—	509	5.4
Total	$86	$703	$181	$744	$427	$7,212	$—	$9,353	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $78 million and $69 million at March 31, 2022 and December 31, 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $681 million, or 1% of total commercial and agricultural mortgage loans, at March 31, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2022 and December 31, 2021. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Commercial	$—	$—	$—	$—	$148	$146
Agricultural	169	124	61	16	225	225
Residential	509	418	1	—	508	418
Total	$678	$542	$62	$16	$881	$789
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $293 million, $261 million and $503 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $134 million at both March 31, 2022 and December 31, 2021. There were no nonaccrual commercial or residential mortgage loans without an ACL at either March 31, 2022 or December 31, 2021.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2022	December 31, 2021	Three Months Ended March 31,
			2022	2021
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,938	$1,934	$54	$54
Other real estate investments	471	473	30	34
Real estate joint ventures	5,545	5,466	110	6
Total real estate and real estate joint ventures	$7,954	$7,873	$194	$94
The carrying value of real estate investments acquired through foreclosure was $179 million and $180 million at March 31, 2022 and December 31, 2021, respectively. Depreciation expense on real estate investments was $20 million and $21 million for the three months ended March 31, 2022 and 2021, respectively. Real estate investments were net of accumulated depreciation of $601 million and $581 million at March 31, 2022 and December 31, 2021, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
See Note 7 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a summary of leased real estate investments and income earned, by property type.
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
The investment in leveraged and direct financing leases, net of ACL, was $776 million and $134 million, respectively, at March 31, 2022 and $787 million and $137 million, respectively, at December 31, 2021. The ACL for leveraged and direct financing leases was $31 million and $32 million at March 31, 2022 and December 31, 2021, respectively.
Other Invested Assets
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for further information about Other Invested Assets, which includes securities accounted for under the FVO (“FVO Securities”) and equity securities.
FVO Securities and Equity Securities
The following table presents FVO Securities and equity securities by security type. Common stock includes common stock and mutual funds.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	March 31, 2022			December 31, 2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$775	$227	$1,002	$598	$250	$848

Equity securities
Common stock	$90	$45	$135	$88	$32	$120
Non-redeemable preferred stock	84	(3)	81	107	(1)	106
Total equity securities	$174	$42	$216	$195	$31	$226
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in other comprehensive income (loss) (“OCI”).
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.3 billion and $4.7 billion, principally at estimated fair value, at March 31, 2022 and December 31, 2021, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$4,863	$17,586
Derivatives	2,022	2,370
Other	337	377
Subtotal	7,222	20,333
Amounts allocated from:
Policyholder liabilities	(11)	(5,962)
DAC, VOBA and DSI	(814)	(1,357)
Subtotal	(825)	(7,319)
Deferred income tax benefit (expense)	(1,272)	(2,657)
Net unrealized investment gains (losses)	$5,125	$10,357

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2022
(In millions)
Balance, beginning of period	$10,357
Unrealized investment gains (losses) during the period	(13,111)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	5,951
DAC, VOBA and DSI	543
Deferred income tax benefit (expense)	1,385
Balance, end of period	$5,125
Change in net unrealized investment gains (losses)	$(5,232)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2022 and December 31, 2021.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2022			December 31, 2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$14,879	$15,167	$15,000	$14,689	$14,977	$15,116
Repurchase agreements	$3,392	$3,325	$3,288	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at March 31, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2022					December 31, 2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$4,023	$5,267	$5,877	$—	$15,167	$3,996	$5,279	$5,702	$—	$14,977

Repurchase agreements:
U.S. government and agency	$—	$3,325	$—	$—	$3,325	$—	$3,325	$—	$—	$3,325
__________________
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

	March 31, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$111	$118
Invested assets pledged as collateral (1)	21,329	20,390
Total invested assets on deposit and pledged as collateral	$21,440	$20,508
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 6).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, included within other invested assets, which is considered restricted until redeemed by the issuers, was $722 million and $718 million, at redemption value, at March 31, 2022 and December 31, 2021, respectively.

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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2022		December 31, 2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,057	$—	$1,094	$—
Investment funds (primarily mortgage loans) (2)	143	—	226	—
Other (primarily other invested assets and cash and cash equivalents)	101	—	101	—
Renewable energy partnership (primarily other invested assets)	80	1	79	—
Total	$1,381	$1	$1,500	$—
__________________
(1)    The Company’s investment in affiliated real estate joint ventures was $947 million and $1.0 billion at March 31, 2022 and December 31, 2021, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $110 million and $112 million at March 31, 2022 and December 31, 2021, respectively.
(2)The Company’s investment in affiliated investment funds was $120 million and $187 million at March 31, 2022 and December 31, 2021, respectively. Other affiliates’ investments in these affiliated investment funds were $23 million and $39 million at March 31, 2022 and December 31, 2021, respectively.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2022		December 31, 2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$43,313	$43,313	$43,653	$43,653
Other limited partnership interests	7,669	10,514	8,005	11,057
Other invested assets	1,547	1,751	1,605	1,815
Real estate joint ventures	94	97	97	100
Total	$52,623	$55,675	$53,360	$56,625
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third-parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third-parties of $6 million and $5 million at March 31, 2022 and December 31, 2021, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2022 or 2021.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2022	2021
	(In millions)
Fixed maturity securities AFS	$1,501	$1,520
Equity securities	1	5
Mortgage loans	613	677
Policy loans	72	74
Real estate and real estate joint ventures	194	94
Other limited partnership interests	533	888
Cash, cash equivalents and short-term investments	4	3
FVO Securities	(29)	26
Operating joint venture	16	17
Other	69	35
Subtotal investment income	2,974	3,339
Less: Investment expenses	148	152
Net investment income	$2,826	$3,187
Net investment income included realized and unrealized gains (losses) recognized in earnings of $18 million and $42 million for the three months ended March 31, 2022 and 2021, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to FVO Securities, of $0 and $22 million for the three months ended March 31, 2022 and 2021, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to real estate joint ventures and FVO Securities, of $18 million and $20 million for the three months ended March 31, 2022 and 2021, respectively.
Changes in estimated fair value subsequent to purchase of equity-linked notes included within FVO Securities, still held at the end of the respective periods and included in net investment income were ($32) million and $6 million for the three months ended March 31, 2022 and 2021, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture, was $617 million and $859 million for the three months ended March 31, 2022 and 2021, respectively.
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2022	2021
	(In millions)
Fixed maturity securities AFS	$(302)	$(23)
Equity securities	3	19
Mortgage loans	23	61
Real estate and real estate joint ventures (excluding changes in estimated fair value)	4	48
Other limited partnership interests (excluding changes in estimated fair value)	3	(5)
Other gains (losses)	17	29
Subtotal	(252)	129
Change in estimated fair value of other limited partnership interests and real estate joint ventures	6	8
Non-investment portfolio gains (losses)	20	23
Subtotal	26	31
Net investment gains (losses)	$(226)	$160

Transaction Type
Realized gains (losses) on investments sold or disposed	$(148)	$45
Impairments	(33)	—
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(80)	34
Unrealized net gains (losses) recognized in earnings	15	58
Total recognized gains (losses)	(246)	137
Non-investment portfolio gains (losses)	20	23
Net investment gains (losses)	$(226)	$160
Net realized investment gains (losses) of ($148) million and $67 million for the three months ended March 31, 2022 and 2021, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to FVO Securities.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were $8 million and $20 million for the three months ended March 31, 2022 and 2021, respectively.
Other gains (losses) included $18 million and $29 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the three months ended March 31, 2022 and 2021, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Net investment gains (losses) includes gains (losses) from foreign currency transactions of $12 million and $33 million for the three months ended March 31, 2022 and 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2022	2021
	(In millions)
Proceeds	$7,489	$7,087
Gross investment gains	$25	$74
Gross investment (losses)	(191)	(82)
Realized gains (losses) on sales and disposals	(166)	(8)
Net credit loss (provision) release (change in ACL recognized in earnings)	(103)	(15)
Impairment (loss)	(33)	—
Net credit loss (provision) release and impairment (loss)	(136)	(15)
Net investment gains (losses)	$(302)	$(23)

Equity Securities
Realized gains (losses) on sales and disposals	$(7)	$(28)
Unrealized net gains (losses) recognized in earnings	10	47
Net investment gains (losses)	$3	$19
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$189	$250
Amortized cost of invested assets transferred to affiliates	$191	$249
Net investment gains (losses) recognized on transfers	$(2)	$1
Estimated fair value of invested assets transferred from affiliates	$257	$479
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		March 31, 2022	December 31, 2021	Three Months Ended March 31,
				2022	2021
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,346	$1,399	$6	$8
Affiliated investments (2)	American Life Insurance Company	100	100	—	1
Other invested assets		$1,446	$1,499	$6	$9
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2023 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 1.85%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for further information.
(2)Represents an affiliated surplus note which matures in June 2025 and bears interest, payable semi-annually, at a rate per annum of 1.88%.
The Company incurred investment advisory charges from an affiliate of $68 million and $71 million for the three months ended March 31, 2022 and 2021, respectively.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated investment funds.
See “— Related Party Reinsurance Transactions” in Note 12 for information about affiliated funds withheld.
6. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for derivatives and Note 7 for information about the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 8 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,239	$1,875	$121	$3,540	$2,163	$6
Foreign currency swaps	Foreign currency exchange rate	704	22	6	764	8	22
Subtotal		4,943	1,897	127	4,304	2,171	28
Cash flow hedges:
Interest rate swaps	Interest rate	3,740	25	—	4,079	4	1
Interest rate forwards	Interest rate	2,961	—	142	3,058	69	1
Foreign currency swaps	Foreign currency exchange rate	29,293	1,438	919	28,772	1,317	966
Subtotal		35,994	1,463	1,061	35,909	1,390	968
Total qualifying hedges		40,937	3,360	1,188	40,213	3,561	996
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	19,097	2,615	296	21,565	3,206	59
Interest rate floors	Interest rate	7,451	66	—	7,701	145	—
Interest rate caps	Interest rate	64,659	538	—	64,309	117	—
Interest rate futures	Interest rate	97	—	—	515	—	—
Interest rate options	Interest rate	10,653	407	—	9,703	364	—
Interest rate forwards	Interest rate	265	—	47	265	—	20
Interest rate total return swaps	Interest rate	1,048	—	118	1,048	9	4
Synthetic GICs	Interest rate	11,687	—	—	11,307	—	—
Foreign currency swaps	Foreign currency exchange rate	4,931	378	22	4,800	340	75
Foreign currency forwards	Foreign currency exchange rate	2,034	15	13	1,902	11	13
Credit default swaps — purchased	Credit	952	37	6	956	12	8
Credit default swaps — written	Credit	8,011	104	17	6,074	111	12
Equity futures	Equity market	1,866	21	2	1,751	5	—
Equity index options	Equity market	25,218	675	236	26,800	714	166
Equity variance swaps	Equity market	425	12	10	425	12	10
Equity total return swaps	Equity market	2,183	21	9	2,148	11	46
Total non-designated or nonqualifying derivatives		160,577	4,889	776	161,269	5,057	413
Total		$201,514	$8,249	$1,964	$201,482	$8,618	$1,409
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$4	$—	$—	$(449)	$—	N/A
Hedged items	(4)	—	—	432	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	31	—	—	—	—	N/A
Hedged items	(29)	—	—	—	—	N/A
Subtotal	2	—	—	(17)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(542)
Amount of gains (losses) reclassified from AOCI into income	15	18	—	—	—	(33)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	152
Amount of gains (losses) reclassified from AOCI into income	2	(77)	—	—	—	75
Foreign currency transaction gains (losses) on hedged items	—	72	—	—	—	—
Subtotal	17	13	—	—	—	(348)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(731)	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	123	—	—	N/A
Credit derivatives — purchased (1)	—	—	31	—	—	N/A
Credit derivatives — written (1)	—	—	(36)	—	—	N/A
Equity derivatives (1)	(7)	—	105	78	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(63)	—	—	N/A
Subtotal	(5)	—	(571)	78	—	N/A
Earned income on derivatives	85	—	136	51	(35)	—
Embedded derivatives (2)	N/A	N/A	616	—	N/A	N/A
Total	$99	$13	$181	$112	$(35)	$(348)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Three Months Ended March 31, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$3	$—	$—	$(602)	$—	N/A
Hedged items	(3)	—	—	573	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	13	—	—	—	—	N/A
Hedged items	(12)	—	—	—	—	N/A
Subtotal	1	—	—	(29)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(1,211)
Amount of gains (losses) reclassified from AOCI into income	13	29	—	—	—	(42)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(49)
Amount of gains (losses) reclassified from AOCI into income	1	(116)	—	—	—	115
Foreign currency transaction gains (losses) on hedged items	—	110	—	—	—	—
Subtotal	14	23	—	—	—	(1,187)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,545)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	19	—	—	N/A
Credit derivatives — purchased (1)	—	—	12	—	—	N/A
Credit derivatives — written (1)	—	—	(1)	—	—	N/A
Equity derivatives (1)	(1)	—	(557)	(90)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(3)	—	—	N/A
Subtotal	1	—	(2,075)	(90)	—	N/A
Earned income on derivatives	46	—	174	51	(39)	—
Embedded derivatives (2)	N/A	N/A	886	—	N/A	N/A
Total	$62	$23	$(1,015)	$(68)	$(39)	$(1,187)
__________________
(1)Excludes earned income on derivatives.
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($15) million and ($18) million for the three months ended March 31, 2022 and 2021, respectively.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$349	$366	$—	$(1)
Mortgage loans	$514	$617	$(3)	$3
Future policy benefits	$(4,352)	$(4,735)	$(437)	$(877)
__________________
(1)Includes ($154) million and ($161) million of hedging adjustments on discontinued hedging relationships at March 31, 2022 and December 31, 2021, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. There were no such amounts for either the three months ended March 31, 2022 or 2021.
At both March 31, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At March 31, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $2.0 billion and $2.4 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2022, the Company expected to reclassify $246 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	2.2	$—	$10	2.5
Credit default swaps referencing indices	22	1,918	3.2	17	1,191	2.5
Subtotal	22	1,928	3.2	17	1,201	2.5
Baa
Single name credit default swaps (3)	1	105	1.4	1	60	3.3
Credit default swaps referencing indices	72	5,903	5.9	90	4,698	5.1
Subtotal	73	6,008	5.8	91	4,758	5.1
Ba
Single name credit default swaps (3)	—	—	—	1	65	0.5
Credit default swaps referencing indices	1	45	4.7	(1)	20	5.0
Subtotal	1	45	4.7	—	85	1.5
Caa3
Credit default swaps referencing indices	(9)	30	4.2	(9)	30	4.5
Subtotal	(9)	30	4.2	(9)	30	4.5
Total	$87	$8,011	5.2	$99	$6,074	4.6
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, effective September 1, 2021, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2022		December 31, 2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,201	$1,932	$8,602	$1,379
OTC-cleared (1)	130	21	104	8
Exchange-traded	21	2	5	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,352	1,955	8,711	1,387
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,929)	(1,929)	(1,364)	(1,364)
OTC-cleared	(16)	(16)	(3)	(3)
Exchange-traded	(2)	(2)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,161)	—	(6,414)	—
OTC-cleared	(75)	—	(91)	—
Securities collateral: (5)
OTC-bilateral	(996)	(2)	(767)	(14)
OTC-cleared	—	(5)	—	(5)
Net amount after application of master netting agreements and collateral	$173	$1	$72	$1
__________________
(1)At March 31, 2022 and December 31, 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $103 million and $93 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($9) million and ($22) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2022 and December 31, 2021, the Company received excess cash collateral of $155 million and $60 million, respectively, and provided no excess cash collateral.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2022 and December 31, 2021, the Company received excess securities collateral with an estimated fair value of $38 million and $47 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2022 and December 31, 2021, the Company provided excess securities collateral with an estimated fair value of $404 million and $95 million, respectively, for its OTC-bilateral derivatives, $611 million and $584 million, respectively, for its OTC-cleared derivatives, and $104 million and $106 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	Derivatives Subject to Financial Strength-Contingent Provisions
	March 31, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2	$15
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$2	$17
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2022	December 31, 2021
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$18	$—
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$159	$257
Assumed guaranteed minimum benefits	Policyholder account balances	3	5
Funds withheld and guarantees on reinsurance (including affiliated)	Other liabilities	586	1,072
Fixed annuities with equity indexed returns	Policyholder account balances	154	165
Embedded derivatives within liability host contracts		$902	$1,499

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$47,109	$6,704	$53,813
U.S. government and agency	12,842	15,198	—	28,040
Foreign corporate	—	20,441	7,236	27,677
RMBS	106	19,739	2,703	22,548
ABS & CLO	—	11,992	1,522	13,514
Municipals	—	7,784	—	7,784
CMBS	—	6,432	341	6,773
Foreign government	—	4,376	13	4,389
Total fixed maturity securities AFS	12,948	133,071	18,519	164,538
Short-term investments	1,450	425	—	1,875
Residential mortgage loans — FVO	—	—	119	119
Other investments	315	164	1,123	1,602
Derivative assets: (1)
Interest rate	—	5,324	202	5,526
Foreign currency exchange rate	—	1,853	—	1,853
Credit	—	118	23	141
Equity market	21	701	7	729
Total derivative assets	21	7,996	232	8,249
Embedded derivatives within asset host contracts (4)	—	—	18	18
Separate account assets (2)	20,579	85,406	1,942	107,927
Total assets (3)	$35,313	$227,062	$21,953	$284,328
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$535	$189	$724
Foreign currency exchange rate	—	960	—	960
Credit	—	9	14	23
Equity market	2	255	—	257
Total derivative liabilities	2	1,759	203	1,964
Embedded derivatives within liability host contracts (4)	—	—	902	902
Separate account liabilities (2)	6	25	11	42
Total liabilities	$8	$1,784	$1,116	$2,908

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$51,290	$7,112	$58,402
U.S. government and agency	15,041	16,181	—	31,222
Foreign corporate	—	21,862	7,823	29,685
RMBS	7	20,333	2,805	23,145
ABS & CLO	—	11,455	1,424	12,879
Municipals	—	8,728	—	8,728
CMBS	—	6,507	371	6,878
Foreign government	—	4,934	12	4,946
Total fixed maturity securities AFS	15,048	141,290	19,547	175,885
Short-term investments	4,187	677	2	4,866
Residential mortgage loans — FVO	—	—	127	127
Other investments	328	192	894	1,414
Derivative assets: (1)
Interest rate	—	5,982	95	6,077
Foreign currency exchange rate	—	1,676	—	1,676
Credit	—	106	17	123
Equity market	5	730	7	742
Total derivative assets	5	8,494	119	8,618
Embedded derivatives within asset host contracts (4)	—	—	—	—
Separate account assets (2)	28,231	93,656	1,964	123,851
Total assets (3)	$47,799	$244,309	$22,653	$314,761
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$70	$21	$91
Foreign currency exchange rate	—	1,076	—	1,076
Credit	—	8	12	20
Equity market	—	222	—	222
Total derivative liabilities	—	1,376	33	1,409
Embedded derivatives within liability host contracts (4)	—	—	1,499	1,499
Separate account liabilities (2)	7	12	6	25
Total liabilities	$7	$1,388	$1,538	$2,933
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2022 and December 31, 2021, the estimated fair value of such investments was $99 million and $95 million, respectively.
(4)Embedded derivatives within asset host contracts are presented within other invested assets on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
Embedded Derivatives
Embedded derivatives principally include certain direct and assumed variable annuity guarantees, annuity contracts, guarantees on reinsurance, and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of guarantees related to reinsurance is determined based on multiple stochastic scenarios and includes a nonperformance risk adjustment. The estimated fair value of these embedded derivatives is included, along with their underlying host contracts, in other liabilities on the interim condensed consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

					March 31, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	147	102	1	-	165	110	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	107	98	—	-	117	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	119	96	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	89	-	103	98	91	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	233	-	246	242	151	-	200	188	Increase (7)
			•	Volatility (8)	1%	-	2%	1%	1%	-	1%	1%	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	95	-	137	108	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.14%	0.08%	0.01%	-	0.12%	0.08%	Decrease (11)
				Ages 41 - 60	0.05%	-	0.65%	0.27%	0.05%	-	0.65%	0.27%	Decrease (11)
				Ages 61 - 115	0.32%	-	100%	2.07%	0.32%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0%	-	100%	6.24%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.70%	-	100%	5.18%	0.70%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	1.60%	-	100%	5.18%	1.60%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0%	-	10%	3.70%	0.25%	-	10%	3.72%	(14)
			•	Long-term equity volatilities	16.44%	-	22.16%	18.60%	16.44%	-	22.16%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.33%	-	0.69%	0.35%	0.04%	-	0.40%	0.35%	Decrease (16)
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
(8)Ranges represent the underlying interest rate volatility quoted in percentage points. Since this valuation methodology uses an equivalent of LIBOR for secured overnight financing rate volatility, presenting a range is more representative of the unobservable input used in the valuation.
(9)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(10)At both March 31, 2022 and December 31, 2021, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
(11)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(12)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(13)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(14)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(15)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(16)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$14,935	$4,600	$12	$2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(15)	12	—	—
Total realized/unrealized gains (losses) included in AOCI	(1,114)	(160)	(1)	—
Purchases (3)	528	473	2	—
Sales (3)	(382)	(187)	—	(2)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	307	102	—	—
Transfers out of Level 3 (4)	(319)	(274)	—	—
Balance, end of period	$13,940	$4,566	$13	$—
Three Months Ended March 31, 2021
Balance, beginning of period	$14,873	$4,465	$5	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(6)	9	—	—
Total realized/unrealized gains (losses) included in AOCI	(634)	(16)	(1)	—
Purchases (3)	343	362	3	31
Sales (3)	(223)	(332)	—	—
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	226	13	—	5
Transfers out of Level 3 (4)	(331)	(11)	—	—
Balance, end of period	$14,248	$4,490	$7	$37
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$(15)	$12	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$(7)	$7	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$(1,120)	$(160)	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$(632)	$(14)	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$127	$894	$86	$(1,499)	$1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	44	67	616	5
Total realized/unrealized gains (losses) included in AOCI	—	—	(212)	—	—
Purchases (3)	—	188	88	—	288
Sales (3)	—	(1)	—	—	(316)
Issuances (3)	—	—	(2)	—	1
Settlements (3)	(5)	—	2	(1)	(2)
Transfers into Level 3 (4)	—	—	—	—	1
Transfers out of Level 3 (4)	—	(2)	—	—	(4)
Balance, end of period	$119	$1,123	$29	$(884)	$1,931
Three Months Ended March 31, 2021
Balance, beginning of period	$165	$565	$452	$(2,061)	$939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(2)	34	(236)	886	(10)
Total realized/unrealized gains (losses) included in AOCI	—	—	(603)	—	—
Purchases (3)	—	2	—	—	79
Sales (3)	(9)	(2)	—	—	(14)
Issuances (3)	—	—	—	—	(1)
Settlements (3)	(5)	—	107	(41)	2
Transfers into Level 3 (4)	—	74	1	—	—
Transfers out of Level 3 (4)	—	—	2	—	(3)
Balance, end of period	$149	$673	$(277)	$(1,216)	$992
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$(4)	$45	$66	$617	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$(5)	$35	$(150)	$885	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$—	$—	$(207)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$—	$—	$(538)	$—	$—
__________________
(1)Amortization of premium/accretion of discount is included within net investment income. Impairments and changes in ACL charged to net income (loss) on certain securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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

	March 31, 2022	December 31, 2021
	(In millions)
Unpaid principal balance	$119	$130
Difference between estimated fair value and unpaid principal balance	—	(3)
Carrying value at estimated fair value	$119	$127
Loans in nonaccrual status	$27	$32
Loans more than 90 days past due	$13	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$(7)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$59,545	$—	$—	$60,086	$60,086
Policy loans	$5,766	$—	$—	$6,476	$6,476
Other invested assets	$2,181	$—	$2,238	$—	$2,238
Premiums, reinsurance and other receivables	$12,080	$—	$212	$12,227	$12,439
Liabilities
Policyholder account balances	$79,081	$—	$—	$79,764	$79,764
Long-term debt	$1,660	$—	$1,854	$—	$1,854
Other liabilities	$12,628	$—	$499	$12,266	$12,765
Separate account liabilities	$44,551	$—	$44,551	$—	$44,551

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$60,092	$—	$—	$63,094	$63,094
Policy loans	$5,816	$—	$—	$6,710	$6,710
Other invested assets	$2,230	$—	$1,932	$356	$2,288
Premiums, reinsurance and other receivables	$12,101	$—	$156	$12,375	$12,531
Liabilities
Policyholder account balances	$76,387	$—	$—	$79,182	$79,182
Long-term debt	$1,659	$—	$2,000	$—	$2,000
Other liabilities	$12,357	$—	$159	$12,412	$12,571
Separate account liabilities	$54,254	$—	$54,254	$—	$54,254
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,485	$1,872	$(45)	$(395)	$9,917
OCI before reclassifications	(6,485)	(390)	(17)	—	(6,892)
Deferred income tax benefit (expense)	1,357	82	4	—	1,443
AOCI before reclassifications, net of income tax	3,357	1,564	(58)	(395)	4,468
Amounts reclassified from AOCI	216	42	—	10	268
Deferred income tax benefit (expense)	(45)	(9)	—	(2)	(56)
Amounts reclassified from AOCI, net of income tax	171	33	—	8	212
Balance, end of period	$3,528	$1,597	$(58)	$(387)	$4,680

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,384	$1,791	$(53)	$(460)	$11,662
OCI before reclassifications	(2,659)	(1,260)	30	—	(3,889)
Deferred income tax benefit (expense)	561	265	(6)	—	820
AOCI before reclassifications, net of income tax	8,286	796	(29)	(460)	8,593
Amounts reclassified from AOCI	24	73	—	11	108
Deferred income tax benefit (expense)	(5)	(15)	—	(2)	(22)
Amounts reclassified from AOCI, net of income tax	19	58	—	9	86
Balance, end of period	$8,305	$854	$(29)	$(451)	$8,679
__________________
(1)See Note 5 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2022	2021
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(213)	$(15)	Net investment gains (losses)
Net unrealized investment gains (losses)	2	(3)	Net investment income
Net unrealized investment gains (losses)	(5)	(6)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(216)	(24)
Income tax (expense) benefit	45	5
Net unrealized investment gains (losses), net of income tax	(171)	(19)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	15	13	Net investment income
Interest rate derivatives	18	29	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	1	Net investment income
Foreign currency exchange rate derivatives	(77)	(116)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(42)	(73)
Income tax (expense) benefit	9	15
Gains (losses) on cash flow hedges, net of income tax	(33)	(58)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(10)	(12)
Amortization of prior service (costs) credit	—	1
Amortization of defined benefit plan items, before income tax	(10)	(11)
Income tax (expense) benefit	2	2
Amortization of defined benefit plan items, net of income tax	(8)	(9)
Total reclassifications, net of income tax	$(212)	$(86)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Prepaid legal plans	$108	$100
Recordkeeping and administrative services (1)	47	52
Administrative services-only contracts	55	58
Other revenue from service contracts from customers	7	9
Total revenues from service contracts from customers	217	219
Other (2)	195	206
Total other revenues	$412	$425
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 12.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
General and administrative expenses (1)	$639	$547
Pension, postretirement and postemployment benefit costs	30	33
Premium taxes, other taxes, and licenses & fees	80	73
Commissions and other variable expenses	482	488
Capitalization of DAC	(27)	(19)
Amortization of DAC and VOBA	71	40
Interest expense on debt	24	24
Total other expenses	$1,299	$1,186
__________________
(1)Includes $22 million and ($13) million for the three months ended March 31, 2022 and 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 12 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Income Tax
For the three months ended March 31, 2022, the effective tax rate on income (loss) before provision for income tax was 14%. The Company’s effective tax rate for the three months ended March 31, 2022 differed from the U.S. statutory rate primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $100 million.

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
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life Insurance Company has never engaged in the business of manufacturing or selling asbestos-containing products nor has Metropolitan Life Insurance Company issued liability or workers’ compensation insurance to companies in the business of manufacturing or selling asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life Insurance Company’s employees during the period from the 1920s through approximately the 1950s and allege that Metropolitan Life Insurance Company learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life Insurance Company believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life Insurance Company.
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
As reported in the 2021 Annual Report, Metropolitan Life Insurance Company received approximately 2,824 asbestos-related claims in 2021. For the three months ended March 31, 2022 and 2021, Metropolitan Life Insurance Company received approximately 721 and 678 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2021. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2022.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.4 billion and $3.1 billion at March 31, 2022 and December 31, 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.2 billion and $4.5 billion at March 31, 2022 and December 31, 2021, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $282 million, with a cumulative maximum of $388 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both March 31, 2022 and December 31, 2021, for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $636 million and $612 million for the three months ended March 31, 2022 and 2021, respectively. Total revenues received from affiliates related to these agreements were $12 million for both the three months ended March 31, 2022 and 2021.
The Company had net payables to affiliates, related to the items discussed above, of $89 million and $143 million at March 31, 2022 and December 31, 2021, respectively.
See Note 5 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company, and MetLife Insurance K.K., all of which are related parties.
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Premiums
Reinsurance assumed	$1	$2
Reinsurance ceded	(31)	(31)
Net premiums	$(30)	$(29)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—
Reinsurance ceded	(4)	2
Net universal life and investment-type product policy fees	$(4)	$2
Other revenues
Reinsurance assumed	$24	$(3)
Reinsurance ceded	123	141
Net other revenues	$147	$138
Policyholder benefits and claims
Reinsurance assumed	$28	$1
Reinsurance ceded	(39)	(35)
Net policyholder benefits and claims	$(11)	$(34)
Interest credited to policyholder account balances
Reinsurance assumed	$9	$7
Reinsurance ceded	(3)	(3)
Net interest credited to policyholder account balances	$6	$4
Other expenses
Reinsurance assumed	$9	$—
Reinsurance ceded	84	102
Net other expenses	$93	$102

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2022		December 31, 2021
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$57	$11,661	$25	$11,710
Deferred policy acquisition costs and value of business acquired	10	(149)	6	(139)
Total assets	$67	$11,512	$31	$11,571
Liabilities
Future policy benefits	$3,107	$(2)	$3,139	$(10)
Policyholder account balances	517	—	366	—
Other policy-related balances	60	(1)	14	—
Other liabilities	905	11,444	894	12,190
Total liabilities	$4,589	$11,441	$4,413	$12,180
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $6 million and $31 million at March 31, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with these embedded derivatives were $25 million and $23 million for the three months ended March 31, 2022, and 2021, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $428 million and $1.0 billion at March 31, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivative were $613 million and $419 million for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
COVID-19 Pandemic and Current Market Conditions
We continue to closely monitor developments relating to the COVID-19 pandemic and assess its impact on our business. We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs have concluded due to global economic recovery and rising inflation. In the United States, the Federal Reserve Board ended its asset purchase program in March 2022 and will begin to reduce its holdings on June 1, 2022. In March and May 2022, the Federal Open Market Committee raised interest rates; further increases in the target range for the federal funds rate are expected throughout 2022 to combat inflation.
See “— Results of Operations” for further information regarding the effect of the COVID-19 pandemic on our businesses.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2021 Annual Report, as amended or supplemented here.
Environmental Laws and Regulations
In furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, the Federal Insurance Office (“FIO”) sought public comment on climate-related financial risks in the insurance industry through November 2021. The FIO’s request for information noted that it will work on assessing how the insurance sector may mitigate climate change impacts and help achieve national climate-related goals. The FIO intends to publish a report by year-end that addresses climate-related issues in the regulation of insurers and climate related disclosures by insurers.

On March 21, 2022, the U.S. Securities and Exchange Commission proposed rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The proposal sets forth proposed rules for disclosure of climate-related risks, material impacts, governance, risk management, financial statement metrics, greenhouse gas emissions, attestation of emissions disclosures, and targets and goals.
London Interbank Offered Rate
In March 2022, federal legislation was enacted to address the transition from U.S. Dollar London Interbank Offered Rate (“LIBOR”) to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate U.S. Dollar LIBOR fallback provisions. The federal legislation supersedes all state law addressing the U.S. Dollar LIBOR transition, including legislation enacted in New York in 2021. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.
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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Premiums	$5,910	$5,805
Universal life and investment-type product policy fees	524	535
Net investment income	2,826	3,187
Other revenues	412	425
Net investment gains (losses)	(226)	160
Net derivative gains (losses)	181	(1,015)
Total revenues	9,627	9,097
Expenses
Policyholder benefits and claims and policyholder dividends	6,720	6,784
Interest credited to policyholder account balances	491	511
Capitalization of DAC	(27)	(19)
Amortization of DAC and VOBA	71	40
Interest expense on debt	24	24
Other expenses	1,231	1,141
Total expenses	8,510	8,481
Income (loss) before provision for income tax	1,117	616
Provision for income tax expense (benefit)	158	49
Net income (loss)	959	567
Less: Net income (loss) attributable to noncontrolling interests	—	3
Net income (loss) attributable to Metropolitan Life Insurance Company	$959	$564
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
During the three months ended March 31, 2022, net income (loss) increased $392 million from the prior period, primarily driven by a favorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by unfavorable changes in adjusted earnings and net investment gains (losses).
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
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving National Association of Insurance Commissioners and New York State Department of Financial Services statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives, which are included in the non-VA program derivatives section of the table below, mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(392)	$(1,060)
Foreign currency exchange rate	69	27
Credit	5	19
Equity	14	(443)
Non-VA embedded derivatives	477	432
Total non-VA program derivatives	173	(1,025)
VA program derivatives:
Embedded derivatives-direct and assumed guarantees:
Market risks	185	474
Nonperformance risk adjustment	(15)	(18)
Other risks	(31)	(2)
Total	139	454
Freestanding derivatives hedging direct and assumed embedded derivatives	(131)	(444)
Total VA program derivatives	8	10
Net derivative gains (losses)	$181	$(1,015)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.2 billion ($946 million, net of income tax). This was primarily due to long-term interest rates increasing less in the current period as compared to the prior period. This favorably impacted the estimated fair value of receive fixed interest rate swaps. Key equity indexes decreased in the current period versus increased in the prior period favorably impacting equity options and total rate of return swaps acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $2 million ($2 million, net of income tax). This was due to an unfavorable change of $29 million ($23 million, net of income tax) in other risks in embedded derivatives. This was partially offset by (i) a favorable change of $24 million ($19 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives net of market risks in embedded derivatives, and (ii) a favorable change of $3 million ($2 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives.
The aforementioned $29 million ($23 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $24 million ($19 million, net of income tax) favorable change reflects a $313 million ($247 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset a $289 million ($228 million, net of income tax) unfavorable change in market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Long-term interest rates increased less in the current period compared to the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 52 basis points in the current period and increased 80 basis points in the prior period.
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P Global Ratings 500 Index decreased 5% in the current period and increased 6% in the prior period.
The aforementioned $3 million ($2 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $386 million ($305 million, net of income tax) primarily reflects: (i) higher losses on sales on fixed maturity securities, (ii) higher provisions for credit loss on fixed maturity securities, (iii) prior period gains on sales of real estate investments, and (iv) lower current period releases of provisions for credit loss on mortgage loans compared to the prior period.

Taxes. For the three months ended March 31, 2022, our effective tax rate on income (loss) before provision for income tax was 14%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the three months ended March 31, 2021, our effective tax rate on income (loss) before provision for income tax was 8%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the corporate tax deduction for stock compensation.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $384 million, net of income tax, to $1.0 billion, net of income tax, for the three months ended March 31, 2022 from $1.4 billion, net of income tax, for the three months ended March 31, 2021.
Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income (loss)	$959	$567
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(226)	160
Net derivative gains (losses)	181	(1,015)
Premiums	—	—
Universal life and investment-type product policy fees	19	20
Net investment income	(131)	(150)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	95	(69)
Interest credited to policyholder account balances	—	1
Capitalization of DAC	—	—
Amortization of DAC and VOBA	3	7
Interest expense on debt	—	—
Other expenses	—	3
Provision for income tax (expense) benefit	11	219
Adjusted earnings	$1,007	$1,391

Premiums, fees and other revenues	$6,846	$6,765
Less: adjustments to premiums, fees and other revenues	19	20
Adjusted premiums, fees and other revenues	$6,827	$6,745

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees, and other revenues for the three months ended March 31, 2022 increased $82 million, or 1%, compared to the prior period, primarily due to growth in the Group Benefits business in our U.S. segment. Growth from our group life business included increased premiums from our participating contracts, which can fluctuate with claims experience. In addition, growth in other core and voluntary products contributed to the increase. The growth in other core products was driven by increases in our group disability and dental businesses. These increases were partially offset by a decrease in our Retirement and Income Solutions (“RIS”) business, mainly driven by a decrease in our post-retirement benefits products. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off.
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in adjusted earnings was lower investment yields. In addition, underwriting experience was unfavorable and expenses were higher, however, interest credited expenses declined and net investment income increased due to higher average invested assets.
Business Growth. The impact of positive net flows from funding agreement issuances resulted in higher average invested assets, improving net investment income within the U.S. segment. However, consistent with the growth in the U.S. segment’s average invested assets, interest credited expenses on long-duration liabilities increased. In our MetLife Holdings segment, negative net flows from our deferred annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions, which decreased adjusted earnings. Also, in our U.S. segment, higher direct expenses, including certain employee-related costs, were partially offset by lower general and administrative expenses. This net increase in expenses was largely offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $64 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, lower yields on fixed income securities and mortgage loans and lower returns on fair value option securities. These decreases were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. In our U.S. segment, the impact of interest rate fluctuations resulted in a decline in our average interest credited rates on our deposit-type and our long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $372 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Underwriting results decreased adjusted earnings by $45 million primarily due to unfavorable claims experience in both of our segments, partially offset by favorable mortality in our U.S. segment. In our MetLife Holdings segment, claims experience, mainly in our long-term care business, was less favorable reflecting a smaller impact from the COVID-19 pandemic on this business in the current period. In our U.S. segment, unfavorable claims experience in our group disability business was partially offset by the impact of growth in our accident & health and vision businesses. Favorable mortality in our U.S. segment was primarily driven by our Group Benefits business, as well as favorable mortality in our RIS business. The favorable Group Benefits mortality was the result of decreases in both incidence and severity of COVID-19 claims, partially offset by increases in core claims across our life businesses and less favorable accidental death & dismemberment experience. Favorable mortality in our RIS business was driven by our specialized benefit resource and institutional income annuity businesses. Refinements to certain insurance-related and other liabilities in both periods resulted in a $25 million decrease in adjusted earnings. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $25 million increase in adjusted earnings.
Expenses. Adjusted earnings decreased $29 million mainly due to increases in corporate-related expenses and lower interest on certain tax positions in the prior period.

Taxes. For the three months ended March 31, 2022, our effective tax rate on adjusted earnings was 14%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the three months ended March 31, 2021, our effective tax rate on adjusted earnings was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, and the corporate tax deduction for stock compensation.
Adopted Accounting Pronouncements
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
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2021 Annual Report for information on our risk management.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2021 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2021 Annual Report.

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

Date: May 11, 2022