Form 10-Q
period 2022-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2022-08-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 9, 2022, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2022 and December 31, 2021 (Unaudited)
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $153,812 and $158,354, respectively; allowance for credit loss of $124 and $53, respectively)	$146,107	$175,885
Mortgage loans (net of allowance for credit loss of $416 and $536, respectively; includes $150 and $224, respectively, relating to variable interest entities; includes $109 and $127, respectively, under the fair value option and $24 and $0, respectively, of mortgage loans held-for-sale)	61,392	60,219
Policy loans	5,746	5,816
Real estate and real estate joint ventures (includes $1,002 and $1,094, respectively, relating to variable interest entities, $309 and $240, respectively, under the fair value option and $0 and $175, respectively, of real estate held-for-sale)	8,050	7,873
Other limited partnership interests	8,285	8,754
Short-term investments, at estimated fair value	1,550	4,866
Other invested assets (includes $920 and $924, respectively, of leveraged and direct financing leases and $167 and $171, respectively, relating to variable interest entities and allowance for credit loss of $26 and $32, respectively)	20,162	19,860
Total investments	251,292	283,273
Cash and cash equivalents, principally at estimated fair value	10,044	9,957
Accrued investment income	1,759	1,767
Premiums, reinsurance and other receivables	21,187	20,505
Deferred policy acquisition costs and value of business acquired	4,349	2,598
Current income tax recoverable	168	80
Deferred income tax asset	1,247	—
Other assets	4,570	4,526
Separate account assets	93,206	123,851
Total assets	$387,822	$446,557
Liabilities and Equity
Liabilities
Future policy benefits	$126,505	$132,274
Policyholder account balances	96,029	94,459
Other policy-related balances	8,057	8,094
Policyholder dividends payable	309	312
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	17,489	24,866
Short-term debt	100	100
Long-term debt	1,662	1,659
Deferred income tax liability	—	2,036
Other liabilities	24,330	23,796
Separate account liabilities	93,206	123,851
Total liabilities	367,687	413,129
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,476	12,464
Retained earnings	11,277	10,868
Accumulated other comprehensive income (loss)	(3,777)	9,917
Total Metropolitan Life Insurance Company stockholder’s equity	19,981	33,254
Noncontrolling interests	154	174
Total equity	20,135	33,428
Total liabilities and equity	$387,822	$446,557
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums	$5,668	$6,451	$11,578	$12,256
Universal life and investment-type product policy fees	515	514	1,039	1,049
Net investment income	2,442	3,034	5,268	6,221
Other revenues	373	432	785	857
Net investment gains (losses)	(83)	342	(309)	502
Net derivative gains (losses)	345	25	526	(990)
Total revenues	9,260	10,798	18,887	19,895
Expenses
Policyholder benefits and claims	5,936	7,129	12,497	13,708
Interest credited to policyholder account balances	530	512	1,021	1,023
Policyholder dividends	154	200	313	405
Other expenses	1,419	1,205	2,718	2,391
Total expenses	8,039	9,046	16,549	17,527
Income (loss) before provision for income tax	1,221	1,752	2,338	2,368
Provision for income tax expense (benefit)	207	308	365	357
Net income (loss)	1,014	1,444	1,973	2,011
Less: Net income (loss) attributable to noncontrolling interests	2	1	2	4
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,012	$1,443	$1,971	$2,007
Comprehensive income (loss)	$(7,443)	$2,644	$(11,721)	$228
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	2	1	2	4
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(7,445)	$2,643	$(11,723)	$224
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$5	$12,464	$10,868	$9,917	$33,254	$174	$33,428
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(881)		(881)		(881)
Change in equity of noncontrolling interests					—	(20)	(20)
Net income (loss)			959		959		959
Other comprehensive income (loss), net of income tax				(5,237)	(5,237)		(5,237)
Balance at March 31, 2022	5	12,465	10,946	4,680	28,096	154	28,250
Capital contributions from MetLife, Inc.		11			11		11
Dividends to MetLife, Inc.			(681)		(681)		(681)
Change in equity of noncontrolling interests					—	(2)	(2)
Net income (loss)			1,012		1,012	2	1,014
Other comprehensive income (loss), net of income tax				(8,457)	(8,457)		(8,457)
Balance at June 30, 2022	$5	$12,476	$11,277	$(3,777)	$19,981	$154	$20,135

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(1,030)		(1,030)		(1,030)
Net income (loss)			564		564	3	567
Other comprehensive income (loss), net of income tax				(2,983)	(2,983)		(2,983)
Balance at March 31, 2021	5	12,461	10,082	8,679	31,227	186	31,413
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(400)		(400)		(400)
Change in equity of noncontrolling interests					—	2	2
Net income (loss)			1,443		1,443	1	1,444
Other comprehensive income (loss), net of income tax				1,200	1,200		1,200
Balance at June 30, 2021	$5	$12,462	$11,125	$9,879	$33,471	$189	$33,660

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$1,160	$968
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	27,410	23,549
Equity securities	82	244
Mortgage loans	5,667	7,891
Real estate and real estate joint ventures	431	733
Other limited partnership interests	732	241
Purchases and originations of:
Fixed maturity securities available-for-sale	(23,277)	(23,399)
Equity securities	(40)	(18)
Mortgage loans	(7,175)	(4,269)
Real estate and real estate joint ventures	(263)	(393)
Other limited partnership interests	(491)	(1,001)
Cash received in connection with freestanding derivatives	1,542	1,214
Cash paid in connection with freestanding derivatives	(2,323)	(4,386)
Cash received from the redemption of an investment in affiliated preferred stock	—	315
Purchases of loans to affiliates	(19)	—
Net change in policy loans	70	88
Net change in short-term investments	3,215	435
Net change in other invested assets	20	184
Net change in property, equipment and leasehold improvements	6	9
Other, net	6	5
Net cash provided by (used in) investing activities	5,593	1,442
Cash flows from financing activities
Policyholder account balances:
Deposits	46,124	41,600
Withdrawals	(44,020)	(40,944)
Net change in payables for collateral under securities loaned and other transactions	(7,377)	810
Long-term debt issued	4	—
Long-term debt repaid	(10)	(15)
Financing element on certain derivative instruments and other derivative related transactions, net	200	165
Dividends paid to MetLife, Inc.	(1,562)	(1,430)
Other, net	(16)	(23)
Net cash provided by (used in) financing activities	(6,657)	163
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(9)	1
Change in cash and cash equivalents	87	2,574
Cash and cash equivalents, beginning of period	9,957	11,337
Cash and cash equivalents, end of period	$10,044	$13,911
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$49	$48
Income tax	$170	$386
Non-cash transactions:
Capital contributions from MetLife, Inc.	$12	$2
Real estate and real estate joint ventures acquired in satisfaction of debt	$129	$171
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$56	$128
Transfer of fixed maturity securities available-for-sale to an affiliate	$189	$—
Transfer of fair value option securities from an affiliate	$186	$—
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$184	$—
Increase in other invested assets in connection with an affiliated reinsurance transaction	$—	$822
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2022 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application

The guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees (“market risk benefits”) on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities.

January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted). Estimated impacts from adoption as of the transition date of January 1, 2021 are measured using market assumptions appropriate as of that date. Such estimates do not reflect changes in market assumptions subsequent to January 1, 2021.

The Company’s implementation efforts and the evaluation of the impacts of the guidance on its consolidated financial statements, as well as its systems, processes, and controls, continue to progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its financial position, results of operations, and disclosures.

The Company will adopt the guidance effective January 1, 2023. The modified retrospective approach will be used, except in regard to market risk benefits where the Company will use the full retrospective approach. Based upon these transition methods, the Company currently estimates that the January 1, 2021 transition date impact from adoption is expected to result in a decrease to total equity in a range of approximately $16.0 billion to $18.5 billion, net of income tax.

The expected decrease in total equity includes the estimated impact to Accumulated other comprehensive income (loss) (“AOCI”) which, as of the transition date, is expected to result in a decrease in a range of approximately $12.5 billion to $14.0 billion, net of income tax. The most significant drivers of the expected decrease in AOCI are the anticipated impacts of the changes in the discount rates as of the transition date to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the non-performance risk in the valuation of the Company’s market risk benefits. The expected decrease in AOCI is expected to be partially offset by the removal of loss recognition balances recorded in AOCI related to unrealized investment gains associated with certain long-duration products.

The expected decrease in total equity also includes the estimated impact to retained earnings which, from adoption, is expected to result in a decrease in a range of approximately $3.5 billion to $4.5 billion, net of income tax. This decrease results from the requirement to account for variable annuity guarantees as market risk benefits measured at fair value (except for the changes in fair value already recognized under an existing accounting model) and other valuation impacts to the liability for future policy benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require entities that hold equity securities subject to contractual sale restrictions to make disclosures about the fair value of such equity securities, the nature and remaining duration of the restriction(s) and, the circumstances that could cause a lapse in the restriction(s).
		January 1, 2024, to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements.
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
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended June 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,046	$622	$—	$5,668	$—	$5,668
Universal life and investment-type product policy fees	277	219	—	496	19	515
Net investment income	1,477	1,146	(62)	2,561	(119)	2,442
Other revenues	220	27	126	373	—	373
Net investment gains (losses)	—	—	—	—	(83)	(83)
Net derivative gains (losses)	—	—	—	—	345	345
Total revenues	7,020	2,014	64	9,098	162	9,260
Expenses
Policyholder benefits and claims and policyholder dividends	4,979	1,259	—	6,238	(148)	6,090
Interest credited to policyholder account balances	364	161	5	530	—	530
Capitalization of DAC	(12)	—	(23)	(35)	—	(35)
Amortization of DAC and VOBA	12	59	1	72	31	103
Interest expense on debt	1	2	22	25	—	25
Other expenses	823	190	311	1,324	2	1,326
Total expenses	6,167	1,671	316	8,154	(115)	8,039
Provision for income tax expense (benefit)	178	68	(97)	149	58	207
Adjusted earnings	$675	$275	$(155)	795
Adjustments to:
Total revenues				162
Total expenses				115
Provision for income tax (expense) benefit				(58)
Net income (loss)				$1,014		$1,014

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,760	$691	$—	$6,451	$—	$6,451
Universal life and investment-type product policy fees	274	221	—	495	19	514
Net investment income	1,804	1,400	(28)	3,176	(142)	3,034
Other revenues	222	66	144	432	—	432
Net investment gains (losses)	—	—	—	—	342	342
Net derivative gains (losses)	—	—	—	—	25	25
Total revenues	8,060	2,378	116	10,554	244	10,798
Expenses
Policyholder benefits and claims and policyholder dividends	5,917	1,319	—	7,236	93	7,329
Interest credited to policyholder account balances	346	167	—	513	(1)	512
Capitalization of DAC	(10)	—	—	(10)	—	(10)
Amortization of DAC and VOBA	6	38	—	44	(12)	32
Interest expense on debt	1	1	22	24	—	24
Other expenses	813	210	141	1,164	(5)	1,159
Total expenses	7,073	1,735	163	8,971	75	9,046
Provision for income tax expense (benefit)	205	130	(74)	261	47	308
Adjusted earnings	$782	$513	$27	1,322
Adjustments to:
Total revenues				244
Total expenses				(75)
Provision for income tax (expense) benefit				(47)
Net income (loss)				$1,444		$1,444

Six Months Ended June 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,334	$1,244	$—	$11,578	$—	$11,578
Universal life and investment-type product policy fees	563	438	—	1,001	38	1,039
Net investment income	3,106	2,426	(14)	5,518	(250)	5,268
Other revenues	463	70	252	785	—	785
Net investment gains (losses)	—	—	—	—	(309)	(309)
Net derivative gains (losses)	—	—	—	—	526	526
Total revenues	14,466	4,178	238	18,882	5	18,887
Expenses
Policyholder benefits and claims and policyholder dividends	10,539	2,514	—	13,053	(243)	12,810
Interest credited to policyholder account balances	693	322	6	1,021	—	1,021
Capitalization of DAC	(35)	—	(27)	(62)	—	(62)
Amortization of DAC and VOBA	26	119	1	146	28	174
Interest expense on debt	3	3	43	49	—	49
Other expenses	1,684	391	480	2,555	2	2,557
Total expenses	12,910	3,349	503	16,762	(213)	16,549
Provision for income tax expense (benefit)	324	166	(172)	318	47	365
Adjusted earnings	$1,232	$663	$(93)	1,802
Adjustments to:
Total revenues				5
Total expenses				213
Provision for income tax (expense) benefit				(47)
Net income (loss)				$1,973		$1,973

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,897	$1,359	$—	$12,256	$—	$12,256
Universal life and investment-type product policy fees	561	449	—	1,010	39	1,049
Net investment income	3,651	2,891	(29)	6,513	(292)	6,221
Other revenues	446	124	287	857	—	857
Net investment gains (losses)	—	—	—	—	502	502
Net derivative gains (losses)	—	—	—	—	(990)	(990)
Total revenues	15,555	4,823	258	20,636	(741)	19,895
Expenses
Policyholder benefits and claims and policyholder dividends	11,368	2,583	—	13,951	162	14,113
Interest credited to policyholder account balances	691	334	—	1,025	(2)	1,023
Capitalization of DAC	(29)	—	—	(29)	—	(29)
Amortization of DAC and VOBA	22	69	—	91	(19)	72
Interest expense on debt	3	2	43	48	—	48
Other expenses	1,609	431	268	2,308	(8)	2,300
Total expenses	13,664	3,419	311	17,394	133	17,527
Provision for income tax expense (benefit)	393	285	(149)	529	(172)	357
Adjusted earnings	$1,498	$1,119	$96	2,713
Adjustments to:
Total revenues				(741)
Total expenses				(133)
Provision for income tax (expense) benefit				172
Net income (loss)				$2,011		$2,011
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2022	December 31, 2021
	(In millions)
U.S.	$219,410	$256,381
MetLife Holdings	138,644	161,614
Corporate & Other	29,768	28,562
Total	$387,822	$446,557
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	June 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$38,733		$15,503		$48,868		$20,140
Separate account value (1)	$29,933		$14,726		$39,882		$19,347
Net amount at risk	$4,055	(3)	$569	(4)	$1,160	(3)	$461	(4)
Average attained age of contractholders	69 years		69 years		69 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$135		N/A		$135
Net amount at risk	N/A		$67	(5)	N/A		$70	(5)
Average attained age of contractholders	N/A		56 years		N/A		55 years

	June 30, 2022		December 31, 2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,793	$807	$5,935	$826
Net amount at risk (6)	$37,736	$5,010	$37,482	$5,181
Average attained age of policyholders	59 years	66 years	59 years	65 years
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Balance, beginning of period	$15,059	$13,523
Less: Reinsurance recoverables	2,263	1,639
Net balance, beginning of period	12,796	11,884
Incurred related to:
Current period	10,379	9,917
Prior periods (1)	316	436
Total incurred	10,695	10,353
Paid related to:
Current period	(5,911)	(6,044)
Prior periods	(4,411)	(4,135)
Total paid	(10,322)	(10,179)
Net balance, end of period	13,169	12,058
Add: Reinsurance recoverables	2,147	2,078
Balance, end of period (included in future policy benefits and other policy-related balances)	$15,316	$14,136
__________________
(1)The six months ended June 30, 2022 and 2021 include incurred claim activity and claim adjustment expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,593	$38,046
Other policy-related balances	274	290
Policyholder dividends payable	250	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	—	210
Other liabilities	368	263
Total closed block liabilities	38,485	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	21,257	25,669
Mortgage loans	6,624	6,417
Policy loans	4,120	4,191
Real estate and real estate joint ventures	583	565
Other invested assets	726	556
Total investments	33,310	37,398
Cash and cash equivalents	201	126
Accrued investment income	379	384
Premiums, reinsurance and other receivables	43	50
Current income tax recoverable	91	81
Deferred income tax asset	196	—
Total assets designated to the closed block	34,220	38,039
Excess of closed block liabilities over assets designated to the closed block	4,265	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	(460)	2,562
Unrealized gains (losses) on derivatives, net of income tax	257	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	(203)	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,062	$4,045
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(In millions)
Balance, beginning of period	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)
Balance, end of period	$—	$1,682

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$274	$325	$549	$645
Net investment income	352	382	713	775
Net investment gains (losses)	(16)	(11)	(48)	(5)
Net derivative gains (losses)	8	6	11	7
Total revenues	618	702	1,225	1,422
Expenses
Policyholder benefits and claims	462	520	945	1,066
Policyholder dividends	128	173	261	351
Other expenses	23	24	46	49
Total expenses	613	717	1,252	1,466
Revenues, net of expenses before provision for income tax expense (benefit)	5	(15)	(27)	(44)
Provision for income tax expense (benefit)	1	(3)	(6)	(9)
Revenues, net of expenses and provision for income tax expense (benefit)	$4	$(12)	$(21)	$(35)
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

	June 30, 2022					December 31, 2021
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$52,289	$(27)	$1,174	$3,389	$50,047	$51,328	$(30)	$7,257	$153	$58,402
U.S. government and agency	22,219	—	1,295	1,175	22,339	26,782	—	4,568	128	31,222
Foreign corporate	27,944	(7)	282	3,653	24,566	27,475	(10)	2,651	431	29,685
RMBS	21,279	—	321	1,453	20,147	22,082	—	1,198	135	23,145
ABS & CLO	12,429	—	10	629	11,810	12,787	—	127	35	12,879
Municipals	7,157	—	526	383	7,300	6,884	—	1,849	5	8,728
CMBS	6,485	(13)	4	382	6,094	6,686	(13)	237	32	6,878
Foreign government	4,010	(77)	203	332	3,804	4,330	—	698	82	4,946
Total fixed maturity securities AFS	$153,812	$(124)	$3,815	$11,396	$146,107	$158,354	$(53)	$18,585	$1,001	$175,885
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $105 million and $19 million at June 30, 2022 and December 31, 2021, respectively, with unrealized gains (losses) of ($13) million and $10 million at June 30, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$2,828	$25,685	$27,523	$57,472	$40,180	$153,688
Estimated fair value	$2,674	$24,756	$26,154	$54,472	$38,051	$146,107
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

	June 30, 2022				December 31, 2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$31,816	$3,130	$1,350	$258	$4,503	$83	$784	$70
U.S. government and agency	11,211	1,019	464	156	10,063	78	523	49
Foreign corporate	19,028	3,215	1,575	438	4,079	199	1,348	232
RMBS	14,320	1,219	1,352	234	7,481	111	314	24
ABS & CLO	10,213	564	921	65	5,643	25	593	10
Municipals	2,696	378	13	5	154	4	17	1
CMBS	5,260	331	507	51	1,613	20	355	12
Foreign government	1,778	271	145	57	497	37	148	45
Total fixed maturity securities AFS	$96,322	$10,127	$6,327	$1,264	$34,033	$557	$4,082	$443
Investment grade	$89,669	$9,247	$5,325	$1,060	$31,419	$454	$3,273	$353
Below investment grade	6,653	880	1,002	204	2,614	103	809	90
Total fixed maturity securities AFS	$96,322	$10,127	$6,327	$1,264	$34,033	$557	$4,082	$443
Total number of securities in an unrealized loss position	9,492		727		2,549		427
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $10.4 billion for the six months ended June 30, 2022 to $11.4 billion primarily due to increases in interest rates, widening credit spreads, and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $1.3 billion at June 30, 2022, or 11% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $1.3 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $1.1 billion, or 85%, were related to 586 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $1.3 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $204 million, or 15%, were related to 141 below investment grade securities. Unrealized losses on below investment grade securities are principally related to foreign corporate and U.S. corporate securities (primarily industrial and consumer) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At June 30, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2022.
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

	U.S. Corporate	Foreign Corporate	CMBS	Foreign Government	Total
Three Months Ended June 30, 2022	(In millions)
Balance, at beginning of period	$13	$25	$13	$104	$155
Additions:
ACL not previously recorded	—	—	—	—	—
Changes for securities with previously recorded ACL	14	(1)	—	(7)	6
Reductions:
Securities sold or exchanged	—	(17)	—	(20)	(37)
Write-offs	—	—	—	—	—
Balance, at end of period	$27	$7	$13	$77	$124
Three Months Ended June 30, 2021
Balance, at beginning of period	$43	$17	$6	$—	$66
Additions:
ACL not previously recorded	—	—	3	—	3
Changes for securities with previously recorded ACL	3	—	(3)	—	—
Reductions:
Securities sold or exchanged	(7)	(3)	—	—	(10)
Write-offs	—	—	—	—	—
Balance, at end of period	$39	$14	$6	$—	$59

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	U.S. Corporate	Foreign Corporate	CMBS	Foreign Government	Total
Six Months Ended June 30, 2022	(In millions)
Balance, at beginning of period	$30	$10	$13	$—	$53
Additions:
ACL not previously recorded	13	11	—	104	128
Changes for securities with previously recorded ACL	14	3	—	(7)	10
Reductions:
Securities sold or exchanged	(8)	(17)	—	(20)	(45)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$27	$7	$13	$77	$124
Six Months Ended June 30, 2021
Balance, at beginning of period	$43	$8	$—	$—	$51
Additions:
ACL not previously recorded	—	12	9	—	21
Reductions:
Changes for securities with previously recorded ACL	3	(3)	(3)	—	(3)
Securities sold or exchanged	(7)	(3)	—	—	(10)
Write-offs	—	—	—	—	—
Balance, at end of period	$39	$14	$6	$—	$59
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2022		December 31, 2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$36,918	60.2%	$35,772	59.4%
Agricultural	15,431	25.1	15,450	25.7
Residential	9,326	15.2	9,406	15.6
Total amortized cost	61,675	100.5	60,628	100.7
Allowance for credit loss	(416)	(0.7)	(536)	(0.9)
Subtotal mortgage loans, net	61,259	99.8	60,092	99.8
Residential — FVO	109	0.2	127	0.2
Total mortgage loans held-for-investment, net	61,368	100.0	60,219	100.0
Mortgage loans held-for-sale	24	—	—	—
Total mortgage loans, net	$61,392	100.0%	$60,219	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 7 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($678) million and ($736) million at June 30, 2022 and December 31, 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2022 was $149 million, $128 million and $69 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $140 million, $136 million and $77 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $596 million and $1.1 billion for the three months and six months ended June 30, 2022, respectively, and $461 million and $838 million for the three months and six months ended June 30, 2021, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans from affiliates.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Six Months Ended June 30,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$260	$79	$197	$536	$199	$97	$221	$517
Provision (release)	(13)	36	(38)	(15)	17	(7)	(20)	(10)
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	2	2
Charge-offs, net of recoveries	(82)	(22)	(1)	(105)	—	(13)	(1)	(14)
Balance, end of period	$165	$93	$158	$416	$216	$77	$202	$495
________________
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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,585	$3,222	$2,368	$3,109	$3,559	$11,422	$2,597	$28,862	78.2%
65% to 75%	705	1,124	631	1,661	917	1,306	—	6,344	17.2
76% to 80%	—	—	18	138	199	248	—	603	1.6
Greater than 80%	43	—	—	—	48	1,018	—	1,109	3.0
Total	$3,333	$4,346	$3,017	$4,908	$4,723	$13,994	$2,597	$36,918	100.0%
DSCR:
> 1.20x	$3,295	$3,949	$2,844	$4,718	$4,303	$12,084	$2,242	$33,435	90.6%
1.00x - 1.20x	32	156	18	—	125	324	—	655	1.8
<1.00x	6	241	155	190	295	1,586	355	2,828	7.6
Total	$3,333	$4,346	$3,017	$4,908	$4,723	$13,994	$2,597	$36,918	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2022:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,350	$1,447	$1,913	$1,534	$2,115	$4,450	$1,021	$13,830	89.6%
65% to 75%	129	229	309	181	51	499	51	1,449	9.4
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	15	76	—	44	6	141	0.9
Total	$1,479	$1,676	$2,237	$1,791	$2,166	$5,004	$1,078	$15,431	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$489	$714	$164	$648	$363	$6,512	$—	$8,890	95.3%
Nonperforming (1)	—	3	5	39	11	378	—	436	4.7
Total	$489	$717	$169	$687	$374	$6,890	$—	$9,326	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $133 million and $69 million at June 30, 2022 and December 31, 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $474 million, or 1% of total commercial and agricultural mortgage loans, at June 30, 2022.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2022 and December 31, 2021. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Commercial	$—	$—	$—	$—	$171	$146
Agricultural	93	124	30	16	178	225
Residential	436	418	—	—	437	418
Total	$529	$542	$30	$16	$786	$789
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $293 million, $261 million and $503 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $86 million and $134 million at June 30, 2022 and December 31, 2021, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either June 30, 2022 or December 31, 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2022	December 31, 2021	Three Months Ended June 30,		Six Months Ended June 30,
			2022	2021	2022	2021
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,763	$1,934	$50	$53	$104	$107
Other real estate	477	473	66	46	96	80
Real estate joint ventures	5,810	5,466	122	31	232	37
Total real estate and real estate joint ventures	$8,050	$7,873	$238	$130	$432	$224
The carrying value of wholly-owned real estate acquired through foreclosure was $180 million at both June 30, 2022 and December 31, 2021. Depreciation expense on real estate investments was $22 million and $42 million for the three months and six months ended June 30, 2022, respectively, and $22 million and $43 million for the three months and six months ended June 30, 2021, respectively. Real estate investments were net of accumulated depreciation of $613 million and $581 million at June 30, 2022 and December 31, 2021, respectively.
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
The investment in leveraged and direct financing leases, net of ACL, was $788 million and $132 million, respectively, at June 30, 2022 and $787 million and $137 million, respectively, at December 31, 2021. The ACL for leveraged and direct financing leases was $26 million and $32 million at June 30, 2022 and December 31, 2021, respectively.
Other Invested Assets
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for further information about Other Invested Assets, which includes securities accounted for under the FVO (“FVO Securities”) and equity securities.
FVO Securities and Equity Securities
The following table presents FVO Securities and equity securities by security type. Common stock includes common stock and mutual funds.

	June 30, 2022			December 31, 2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$755	$132	$887	$598	$250	$848

Equity securities
Common stock	$113	$45	$158	$88	$32	$120
Non-redeemable preferred stock	91	(6)	85	107	(1)	106
Total equity securities	$204	$39	$243	$195	$31	$226
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in other comprehensive income (loss) (“OCI”).
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.3 billion and $4.7 billion, principally at estimated fair value, at June 30, 2022 and December 31, 2021, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$(7,548)	$17,586
Derivatives	2,412	2,370
Other	285	377
Subtotal	(4,851)	20,333
Amounts allocated from:
Policyholder liabilities	29	(5,962)
DAC, VOBA and DSI	538	(1,357)
Subtotal	567	(7,319)
Deferred income tax benefit (expense)	975	(2,657)
Net unrealized investment gains (losses)	$(3,309)	$10,357
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2022
(In millions)
Balance, beginning of period	$10,357
Unrealized investment gains (losses) during the period	(25,184)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	5,991
DAC, VOBA and DSI	1,895
Deferred income tax benefit (expense)	3,632
Balance, end of period	$(3,309)
Change in net unrealized investment gains (losses)	$(13,666)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2022 and December 31, 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings was as follows:

	June 30, 2022			December 31, 2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$8,271	$8,419	$8,257	$14,689	$14,977	$15,116
Repurchase agreements	$3,208	$3,125	$3,065	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at June 30, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2022					December 31, 2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,111	$5,100	$2,208	$—	$8,419	$3,996	$5,279	$5,702	$—	$14,977

Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,325	$—	$—	$3,325
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

	June 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$103	$118
Invested assets pledged as collateral (1)	21,888	20,390
Total invested assets on deposit and pledged as collateral	$21,991	$20,508
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 6).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $732 million and $718 million, at redemption value, at June 30, 2022 and December 31, 2021, respectively.
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2022		December 31, 2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,002	$—	$1,094	$—
Investment funds (primarily mortgage loans) (2)	156	—	226	—
Other (primarily other invested assets)	100	1	101	—
Renewable energy partnership (primarily other invested assets)	75	—	79	—
Total	$1,333	$1	$1,500	$—
__________________
(1)    The Company’s investment in affiliated real estate joint ventures was $892 million and $1.0 billion at June 30, 2022 and December 31, 2021, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $110 million and $112 million at June 30, 2022 and December 31, 2021, respectively.
(2)The Company’s investment in affiliated investment funds was $131 million and $187 million at June 30, 2022 and December 31, 2021, respectively. Other affiliates’ investments in these affiliated investment funds were $25 million and $39 million at June 30, 2022 and December 31, 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2022		December 31, 2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$38,448	$38,448	$43,653	$43,653
Other limited partnership interests	7,637	10,286	8,005	11,057
Other invested assets	1,440	1,653	1,605	1,815
Real estate joint ventures	93	95	97	100
Total	$47,618	$50,482	$53,360	$56,625
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $6 million and $5 million at June 30, 2022 and December 31, 2021, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2022 or 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$1,543	$1,534	$3,044	$3,054
Equity securities	1	7	2	12
Mortgage loans	605	695	1,218	1,372
Policy loans	72	75	144	149
Real estate and real estate joint ventures	238	130	432	224
Other limited partnership interests	64	689	597	1,577
Cash, cash equivalents and short-term investments	11	2	15	5
FVO Securities	(113)	35	(142)	61
Operating joint venture	26	16	42	33
Other	185	10	254	45
Subtotal investment income	2,632	3,193	5,606	6,532
Less: Investment expenses	190	159	338	311
Net investment income	$2,442	$3,034	$5,268	$6,221
Net investment income included realized and unrealized gains (losses) recognized in earnings of ($79) million and ($61) million for the three months and six months ended June 30, 2022, respectively, and $49 million and $91 million for the three months and six months ended June 30, 2021, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to Residential - FVO mortgage loans and FVO Securities, of ($4) million for both the three months and six months ended June 30, 2022, and $0 and $22 million for the three months and the six months ended June 30, 2021, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to real estate joint ventures and FVO Securities, of ($75) million and ($57) million for the three months and six months ended June 30, 2022, respectively, and $49 million and $69 million for the three months and six months ended June 30, 2021, respectively.
Changes in estimated fair value subsequent to purchase of equity-linked notes included within FVO Securities, still held at the end of the respective periods and included in net investment income were ($114) million and ($147) million for the three months and six months ended June 30, 2022, respectively, and $33 million and $39 million for the three months and six months ended June 30, 2021, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture, was $188 million and $805 million for the three months and six months ended June 30, 2022, respectively, and $679 million and $1.5 billion for the three months and six months ended June 30, 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$(356)	$(6)	$(658)	$(29)
Equity securities	1	26	4	45
Mortgage loans	(13)	(45)	10	16
Real estate and real estate joint ventures (excluding changes in estimated fair value)	159	368	163	416
Other limited partnership interests (excluding changes in estimated fair value)	2	(9)	5	(14)
Other gains (losses)	49	19	66	48
Subtotal	(158)	353	(410)	482
Change in estimated fair value of other limited partnership interests and real estate joint ventures	—	6	6	14
Non-investment portfolio gains (losses)	75	(17)	95	6
Subtotal	75	(11)	101	20
Net investment gains (losses)	$(83)	$342	$(309)	$502

Transaction Type
Realized gains (losses) on investments sold or disposed	$(183)	$369	$(331)	$414
Impairments	—	(13)	(33)	(13)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	29	(34)	(51)	—
Unrealized net gains (losses) recognized in earnings	(4)	37	11	95
Total recognized gains (losses)	25	3	(40)	95
Non-investment portfolio gains (losses)	75	(17)	95	6
Net investment gains (losses)	$(83)	$342	$(309)	$502
Net realized investment gains (losses) of ($187) million and ($335) million for the three months and six months ended June 30, 2022, respectively, and $369 million and $436 million for the three months and six months ended June 30, 2021, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to Residential - FVO mortgage loans and FVO Securities.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were ($1) million and $5 million for the three months and six months ended June 30, 2022, respectively, and $19 million and $32 million for the three months and six months ended June 30, 2021, respectively.
Other gains (losses) included $52 million and $70 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the three months and six months ended June 30, 2022, respectively, and $19 million and $48 million for the three months and six months ended June 30, 2021, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Net investment gains (losses) includes gains (losses) from foreign currency transactions of $54 million and $66 million for the three months and six months ended June 30, 2022, respectively, and ($14) million and $19 million for the three months and six months ended June 30, 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2022	2021	2022	2021
	(In millions)
Proceeds	$12,499	$4,757	$19,988	$11,844
Gross investment gains	$45	$34	$70	$108
Gross investment (losses)	(432)	(34)	(623)	(116)
Realized gains (losses) on sales and disposals	(387)	—	(553)	(8)
Net credit loss (provision) release (change in ACL recognized in earnings)	31	7	(72)	(8)
Impairment (loss)	—	(13)	(33)	(13)
Net credit loss (provision) release and impairment (loss)	31	(6)	(105)	(21)
Net investment gains (losses)	$(356)	$(6)	$(658)	$(29)

Equity Securities
Realized gains (losses) on sales and disposals	$3	$(5)	$(4)	$(33)
Unrealized net gains (losses) recognized in earnings	(2)	31	8	78
Net investment gains (losses)	$1	$26	$4	$45
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$53	$189	$303
Amortized cost of invested assets transferred to affiliates	$—	$51	$191	$300
Net investment gains (losses) recognized on transfers	$—	$2	$(2)	$3
Estimated fair value of invested assets transferred from affiliates	$9	$165	$266	$644
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		June 30, 2022	December 31, 2021	Three Months Ended June 30,		Six Months Ended June 30,
				2022	2021	2022	2021
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,207	$1,399	$4	$8	$10	$16
Affiliated investments (2)	American Life Insurance Company	100	100	1	—	1	1
Other invested assets		$1,307	$1,499	$5	$8	$11	$17
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
The Company incurred investment advisory charges from an affiliate of $68 million and $136 million for the three months and six months ended June 30, 2022 and $73 million and $144 million for the three months and six months ended 2021, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,224	$1,683	$297	$3,540	$2,163	$6
Foreign currency swaps	Foreign currency exchange rate	698	74	—	764	8	22
Subtotal		4,922	1,757	297	4,304	2,171	28
Cash flow hedges:
Interest rate swaps	Interest rate	3,740	14	—	4,079	4	1
Interest rate forwards	Interest rate	2,809	—	331	3,058	69	1
Foreign currency swaps	Foreign currency exchange rate	29,341	2,404	1,455	28,772	1,317	966
Subtotal		35,890	2,418	1,786	35,909	1,390	968
Total qualifying hedges		40,812	4,175	2,083	40,213	3,561	996
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	18,981	1,933	521	21,565	3,206	59
Interest rate floors	Interest rate	7,951	29	—	7,701	145	—
Interest rate caps	Interest rate	64,659	701	—	64,309	117	—
Interest rate futures	Interest rate	100	1	—	515	—	—
Interest rate options	Interest rate	17,212	513	—	9,703	364	—
Interest rate forwards	Interest rate	265	—	79	265	—	20
Interest rate total return swaps	Interest rate	1,048	—	109	1,048	9	4
Synthetic GICs	Interest rate	11,863	—	—	11,307	—	—
Foreign currency swaps	Foreign currency exchange rate	5,156	692	—	4,800	340	75
Foreign currency forwards	Foreign currency exchange rate	2,014	26	9	1,902	11	13
Credit default swaps — purchased	Credit	902	26	1	956	12	8
Credit default swaps — written	Credit	9,280	30	77	6,074	111	12
Equity futures	Equity market	1,634	10	1	1,751	5	—
Equity index options	Equity market	23,255	873	171	26,800	714	166
Equity variance swaps	Equity market	425	12	10	425	12	10
Equity total return swaps	Equity market	2,183	197	—	2,148	11	46
Total non-designated or nonqualifying derivatives		166,928	5,043	978	161,269	5,057	413
Total		$207,740	$9,218	$3,061	$201,482	$8,618	$1,409
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$2	$—	$—	$(396)	$(10)	N/A
Hedged items	(4)	—	—	376	9	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	59	—	—	—	—	N/A
Hedged items	(58)	—	—	—	—	N/A
Subtotal	(1)	—	—	(20)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(568)
Amount of gains (losses) reclassified from AOCI into income	16	53	—	—	—	(69)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	472
Amount of gains (losses) reclassified from AOCI into income	—	(555)	—	—	—	555
Foreign currency transaction gains (losses) on hedged items	—	547	—	—	—	—
Subtotal	16	45	—	—	—	390
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(872)	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	386	—	—	N/A
Credit derivatives — purchased (1)	—	—	27	—	—	N/A
Credit derivatives — written (1)	—	—	(154)	—	—	N/A
Equity derivatives (1)	36	—	456	180	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(179)	—	—	N/A
Subtotal	39	—	(336)	180	—	N/A
Earned income on derivatives	140	—	123	46	(37)	—
Embedded derivatives (2)	N/A	N/A	558	—	N/A	N/A
Total	$194	$45	$345	$206	$(38)	$390

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Six Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$6	$—	$—	$(845)	$(10)	N/A
Hedged items	(8)	—	—	808	9	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	90	—	—	—	—	N/A
Hedged items	(87)	—	—	—	—	N/A
Subtotal	1	—	—	(37)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(1,110)
Amount of gains (losses) reclassified from AOCI into income	31	71	—	—	—	(102)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	624
Amount of gains (losses) reclassified from AOCI into income	2	(632)	—	—	—	630
Foreign currency transaction gains (losses) on hedged items	—	619	—	—	—	—
Subtotal	33	58	—	—	—	42
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(1,603)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	509	—	—	N/A
Credit derivatives — purchased (1)	—	—	58	—	—	N/A
Credit derivatives — written (1)	—	—	(190)	—	—	N/A
Equity derivatives (1)	29	—	561	258	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(242)	—	—	N/A
Subtotal	34	—	(907)	258	—	N/A
Earned income on derivatives	225	—	259	97	(72)	—
Embedded derivatives (2)	N/A	N/A	1,174	—	N/A	N/A
Total	$293	$58	$526	$318	$(73)	$42

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $14 million and ($1) million for the three months and six months ended June 30, 2022, respectively, and $3 million and ($15) million for the three months and six months ended June 30, 2021, respectively.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$303	$366	$—	$(1)
Mortgage loans	$430	$617	$(7)	$3
Future policy benefits	$(4,027)	$(4,735)	$(56)	$(877)
Policyholder account balances	$(1,082)	$—	$9	$—
__________________
(1)Includes ($149) million and ($161) million of hedging adjustments on discontinued hedging relationships at June 30, 2022 and December 31, 2021, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $4 million for both the three months and six months ended June 30, 2022 and $6 million for both the three months and six months ended June 30, 2021.
At both June 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At both June 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $2.4 billion.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2022, the Company expected to reclassify $438 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	2.0	$—	$10	2.5
Credit default swaps referencing indices	4	2,742	3.3	17	1,191	2.5
Subtotal	4	2,752	3.3	17	1,201	2.5
Baa
Single name credit default swaps (3)	1	60	2.5	1	60	3.3
Credit default swaps referencing indices	(40)	6,368	5.6	90	4,698	5.1
Subtotal	(39)	6,428	5.6	91	4,758	5.1
Ba
Single name credit default swaps (3)	1	25	1.0	1	65	0.5
Credit default swaps referencing indices	(2)	45	4.5	(1)	20	5.0
Subtotal	(1)	70	3.2	—	85	1.5
Caa3
Credit default swaps referencing indices	(11)	30	4.0	(9)	30	4.5
Subtotal	(11)	30	4.0	(9)	30	4.5
Total	$(47)	$9,280	4.9	$99	$6,074	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2022		December 31, 2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,263	$2,988	$8,602	$1,379
OTC-cleared (1)	42	65	104	8
Exchange-traded	11	1	5	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	9,316	3,054	8,711	1,387
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,961)	(2,961)	(1,364)	(1,364)
OTC-cleared	(14)	(14)	(3)	(3)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,486)	—	(6,414)	—
OTC-cleared	—	(36)	(91)	—
Securities collateral: (5)
OTC-bilateral	(739)	(26)	(767)	(14)
OTC-cleared	—	(15)	—	(5)
Net amount after application of master netting agreements and collateral	$115	$1	$72	$1
__________________
(1)At June 30, 2022 and December 31, 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $98 million and $93 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($7) million and ($22) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2022 and December 31, 2021, the Company received excess cash collateral of $459 million and $60 million, respectively, and provided no excess cash collateral.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2022 and December 31, 2021, the Company received excess securities collateral with an estimated fair value of $97 million and $47 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2022 and December 31, 2021, the Company provided excess securities collateral with an estimated fair value of $709 million and $95 million, respectively, for its OTC-bilateral derivatives, $548 million and $584 million, respectively, for its OTC-cleared derivatives, and $96 million and $106 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	Derivatives Subject to Financial Strength-Contingent Provisions
	June 30, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$26	$15
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$35	$17
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2022	December 31, 2021
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$42	$—
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$254	$257
Assumed guaranteed minimum benefits	Policyholder account balances	6	5
Funds withheld and guarantees on reinsurance (including affiliated)	Other liabilities	(20)	1,072
Fixed annuities with equity indexed returns	Policyholder account balances	143	165
Embedded derivatives within liability host contracts		$383	$1,499

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$43,454	$6,593	$50,047
U.S. government and agency	8,879	13,460	—	22,339
Foreign corporate	—	18,155	6,411	24,566
RMBS	100	17,705	2,342	20,147
ABS & CLO	—	10,358	1,452	11,810
Municipals	—	7,300	—	7,300
CMBS	—	5,798	296	6,094
Foreign government	—	3,783	21	3,804
Total fixed maturity securities AFS	8,979	120,013	17,115	146,107
Short-term investments	1,355	95	100	1,550
Residential mortgage loans — FVO	—	—	109	109
Other investments	292	285	961	1,538
Derivative assets: (1)
Interest rate	1	4,561	312	4,874
Foreign currency exchange rate	—	3,196	—	3,196
Credit	—	30	26	56
Equity market	10	1,075	7	1,092
Total derivative assets	11	8,862	345	9,218
Embedded derivatives within asset host contracts (4)	—	—	42	42
Separate account assets (2)	18,321	73,846	1,039	93,206
Total assets (3)	$28,958	$203,101	$19,711	$251,770
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$927	$410	$1,337
Foreign currency exchange rate	—	1,464	—	1,464
Credit	—	40	38	78
Equity market	1	181	—	182
Total derivative liabilities	1	2,612	448	3,061
Embedded derivatives within liability host contracts (4)	—	—	383	383
Separate account liabilities (2)	14	21	10	45
Total liabilities	$15	$2,633	$841	$3,489

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At June 30, 2022 and December 31, 2021, the estimated fair value of such investments was $91 million and $95 million, respectively.
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

					June 30, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	132	93	1	-	165	110	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	102	97	—	-	117	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	117	93	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	78	-	102	94	91	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	299	-	317	310	151	-	200	188	Increase (7)
			•	Volatility (8)	1%	-	1%	1%	1%	-	1%	1%	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	85	-	148	112	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.14%	0.08%	0.01%	-	0.12%	0.08%	Decrease (11)
				Ages 41 - 60	0.05%	-	0.65%	0.27%	0.05%	-	0.65%	0.27%	Decrease (11)
				Ages 61 - 115	0.32%	-	100%	2.07%	0.32%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0%	-	100%	6.24%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.70%	-	100%	5.18%	0.70%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	1.60%	-	100%	5.18%	1.60%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0%	-	10%	3.70%	0.25%	-	10%	3.72%	(14)
			•	Long-term equity volatilities	16.44%	-	22.16%	18.60%	16.44%	-	22.16%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.33%	-	0.78%	0.35%	0.04%	-	0.40%	0.35%	Decrease (16)
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
(10)At both June 30, 2022 and December 31, 2021, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended June 30, 2022
Balance, beginning of period	$13,940	$4,566	$13	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	12	5	—
Total realized/unrealized gains (losses) included in AOCI	(1,496)	(142)	4	—
Purchases (3)	945	321	—	—
Sales (3)	(211)	(394)	(1)	—
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	137	79	2	100
Transfers out of Level 3 (4)	(300)	(352)	(2)	—
Balance, end of period	$13,004	$4,090	$21	$100
Three Months Ended June 30, 2021
Balance, beginning of period	$14,248	$4,490	$7	$37
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(6)	14	—	—
Total realized/unrealized gains (losses) included in AOCI	220	16	—	—
Purchases (3)	344	588	8	24
Sales (3)	(235)	(308)	(3)	(34)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	38	307	—	50
Transfers out of Level 3 (4)	(504)	(276)	(1)	—
Balance, end of period	$14,105	$4,831	$11	$77
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(11)	$12	$5	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(7)	$14	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$(1,495)	$(139)	$4	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$221	$15	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2022
Balance, beginning of period	$119	$1,123	$29	$(884)	$1,931
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	(64)	(88)	558	11
Total realized/unrealized gains (losses) included in AOCI	—	—	(207)	—	—
Purchases (3)	—	10	145	—	35
Sales (3)	—	(8)	—	—	(949)
Issuances (3)	—	—	—	—	(5)
Settlements (3)	(5)	—	18	(15)	6
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	(100)	—	—	—
Balance, end of period	$109	$961	$(103)	$(341)	$1,029
Three Months Ended June 30, 2021
Balance, beginning of period	$149	$673	$(277)	$(1,216)	$992
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	42	35	(252)	9
Total realized/unrealized gains (losses) included in AOCI	—	—	206	—	—
Purchases (3)	—	27	3	—	118
Sales (3)	(2)	(13)	—	—	(27)
Issuances (3)	—	—	(5)	—	1
Settlements (3)	(6)	—	12	(43)	3
Transfers into Level 3 (4)	—	—	—	—	9
Transfers out of Level 3 (4)	—	(5)	65	—	—
Balance, end of period	$140	$724	$39	$(1,511)	$1,105
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(5)	$(64)	$(87)	$559	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(2)	$38	$16	$(249)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$—	$—	$(199)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$—	$—	$200	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$14,935	$4,600	$12	$2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(26)	23	(42)	—
Total realized/unrealized gains (losses) included in AOCI	(2,613)	(305)	7	—
Purchases (3)	1,347	429	—	100
Sales (3)	(575)	(563)	(2)	(2)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	223	148	46	—
Transfers out of Level 3 (4)	(287)	(242)	—	—
Balance, end of period	$13,004	$4,090	$21	$100
Six Months Ended June 30, 2021
Balance, beginning of period	$14,873	$4,465	$5	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	23	—	—
Total realized/unrealized gains (losses) included in AOCI	(425)	(3)	(1)	—
Purchases (3)	648	932	8	75
Sales (3)	(404)	(637)	(1)	—
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	82	269	—	1
Transfers out of Level 3 (4)	(661)	(218)	—	—
Balance, end of period	$14,105	$4,831	$11	$77
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(26)	$23	$(42)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(9)	$21	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$(2,618)	$(300)	$7	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$(423)	$(2)	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$127	$894	$86	$(1,499)	$1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(9)	(19)	(22)	1,174	17
Total realized/unrealized gains (losses) included in AOCI	—	—	(418)	—	—
Purchases (3)	—	195	233	—	104
Sales (3)	—	(10)	—	—	(1,046)
Issuances (3)	—	—	(2)	—	(5)
Settlements (3)	(9)	—	20	(16)	4
Transfers into Level 3 (4)	—	3	—	—	1
Transfers out of Level 3 (4)	—	(102)	—	—	(4)
Balance, end of period	$109	$961	$(103)	$(341)	$1,029
Six Months Ended June 30, 2021
Balance, beginning of period	$165	$565	$452	$(2,061)	$939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	76	(120)	634	(1)
Total realized/unrealized gains (losses) included in AOCI	—	—	(409)	—	—
Purchases (3)	—	27	3	—	187
Sales (3)	(11)	(14)	—	—	(32)
Issuances (3)	—	—	(6)	—	—
Settlements (3)	(11)	—	117	(84)	5
Transfers into Level 3 (4)	—	74	1	—	10
Transfers out of Level 3 (4)	—	(4)	1	—	(3)
Balance, end of period	$140	$724	$39	$(1,511)	$1,105
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(9)	$(22)	$(21)	$1,176	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(7)	$72	$(34)	$636	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$—	$—	$(394)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$—	$—	$(274)	$—	$—
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

	June 30, 2022	December 31, 2021
	(In millions)
Unpaid principal balance	$115	$130
Difference between estimated fair value and unpaid principal balance	(6)	(3)
Carrying value at estimated fair value	$109	$127
Loans in nonaccrual status	$24	$32
Loans more than 90 days past due	$10	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$(7)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$61,283	$—	$—	$60,076	$60,076
Policy loans	$5,746	$—	$—	$6,321	$6,321
Other invested assets	$2,051	$—	$2,087	$—	$2,087
Premiums, reinsurance and other receivables	$12,074	$—	$284	$12,085	$12,369
Other assets	$184	$—	$184	$—	$184
Liabilities
Policyholder account balances	$78,286	$—	$—	$77,035	$77,035
Long-term debt	$1,661	$—	$1,762	$—	$1,762
Other liabilities	$12,540	$—	$484	$12,066	$12,550
Separate account liabilities	$41,092	$—	$41,092	$—	$41,092

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$60,092	$—	$—	$63,094	$63,094
Policy loans	$5,816	$—	$—	$6,710	$6,710
Other invested assets	$2,230	$—	$1,932	$356	$2,288
Premiums, reinsurance and other receivables	$12,101	$—	$156	$12,375	$12,531
Other assets	$—	$—	$—	$—	$—
Liabilities
Policyholder account balances	$76,387	$—	$—	$79,182	$79,182
Long-term debt	$1,659	$—	$2,000	$—	$2,000
Other liabilities	$12,357	$—	$159	$12,412	$12,571
Separate account liabilities	$54,254	$—	$54,254	$—	$54,254
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,528	$1,597	$(58)	$(387)	$4,680
OCI before reclassifications	(11,474)	(96)	(35)	—	(11,605)
Deferred income tax benefit (expense)	2,414	20	4	—	2,438
AOCI before reclassifications, net of income tax	(5,532)	1,521	(89)	(387)	(4,487)
Amounts reclassified from AOCI	403	486	—	10	899
Deferred income tax benefit (expense)	(85)	(102)	—	(2)	(189)
Amounts reclassified from AOCI, net of income tax	318	384	—	8	710
Balance, end of period	$(5,214)	$1,905	$(89)	$(379)	$(3,777)

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,305	$854	$(29)	$(451)	$8,679
OCI before reclassifications	759	859	(6)	(2)	1,610
Deferred income tax benefit (expense)	(153)	(181)	2	—	(332)
AOCI before reclassifications, net of income tax	8,911	1,532	(33)	(453)	9,957
Amounts reclassified from AOCI	35	(142)	—	10	(97)
Deferred income tax benefit (expense)	(8)	29	—	(2)	19
Amounts reclassified from AOCI, net of income tax	27	(113)	—	8	(78)
Balance, end of period	$8,938	$1,419	$(33)	$(445)	$9,879

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,485	$1,872	$(45)	$(395)	$9,917
OCI before reclassifications	(17,959)	(486)	(52)	—	(18,497)
Deferred income tax benefit (expense)	3,771	102	8	—	3,881
AOCI before reclassifications, net of income tax	(5,703)	1,488	(89)	(395)	(4,699)
Amounts reclassified from AOCI	619	528	—	20	1,167
Deferred income tax benefit (expense)	(130)	(111)	—	(4)	(245)
Amounts reclassified from AOCI, net of income tax	489	417	—	16	922
Balance, end of period	$(5,214)	$1,905	$(89)	$(379)	$(3,777)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,384	$1,791	$(53)	$(460)	$11,662
OCI before reclassifications	(1,900)	(401)	24	(2)	(2,279)
Deferred income tax benefit (expense)	408	84	(4)	—	488
AOCI before reclassifications, net of income tax	8,892	1,474	(33)	(462)	9,871
Amounts reclassified from AOCI	59	(69)	—	21	11
Deferred income tax benefit (expense)	(13)	14	—	(4)	(3)
Amounts reclassified from AOCI, net of income tax	46	(55)	—	17	8
Balance, end of period	$8,938	$1,419	$(33)	$(445)	$9,879
__________________
(1)See Note 5 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(388)	$(19)	$(601)	$(34)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	(4)	3	(7)	Net investment income
Net unrealized investment gains (losses)	(16)	(12)	(21)	(18)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(403)	(35)	(619)	(59)
Income tax (expense) benefit	85	8	130	13
Net unrealized investment gains (losses), net of income tax	(318)	(27)	(489)	(46)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	16	14	31	27	Net investment income
Interest rate derivatives	53	19	71	48	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	1	2	2	Net investment income
Foreign currency exchange rate derivatives	(555)	108	(632)	(8)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(486)	142	(528)	69
Income tax (expense) benefit	102	(29)	111	(14)
Gains (losses) on cash flow hedges, net of income tax	(384)	113	(417)	55
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(11)	(11)	(21)	(23)
Amortization of prior service (costs) credit	1	1	1	2
Amortization of defined benefit plan items, before income tax	(10)	(10)	(20)	(21)
Income tax (expense) benefit	2	2	4	4
Amortization of defined benefit plan items, net of income tax	(8)	(8)	(16)	(17)
Total reclassifications, net of income tax	$(710)	$78	$(922)	$(8)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Prepaid legal plans	$106	$99	$214	$199
Recordkeeping and administrative services (1)	42	53	89	105
Administrative services-only contracts	57	54	112	112
Other revenue from service contracts from customers	7	11	14	20
Total revenues from service contracts from customers	212	217	429	436
Other (2)	161	215	356	421
Total other revenues	$373	$432	$785	$857
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 12.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
General and administrative expenses (1)	$725	$547	$1,364	$1,094
Pension, postretirement and postemployment benefit costs	29	25	59	58
Premium taxes, other taxes, and licenses & fees	81	93	161	166
Commissions and other variable expenses	491	494	973	982
Capitalization of DAC	(35)	(10)	(62)	(29)
Amortization of DAC and VOBA	103	32	174	72
Interest expense on debt	25	24	49	48
Total other expenses	$1,419	$1,205	$2,718	$2,391
__________________
(1)Includes $52 million and $74 million for the three months and six months ended June 30, 2022, respectively, and ($44) million and ($57) million for the three months and six months ended June 30, 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 12 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Income Tax
For the three months and six months ended June 30, 2022, the effective tax rate on income (loss) before provision for income tax was 17% and 16%, respectively. The Company’s effective tax rate for the three months ended June 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from tax credits and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $100 million.

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
As reported in the 2021 Annual Report, Metropolitan Life Insurance Company received approximately 2,824 asbestos-related claims in 2021. For the six months ended June 30, 2022 and 2021, Metropolitan Life Insurance Company received approximately 1,319 and 1,304 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2021. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2022.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act (“FLSA”), the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that Metropolitan Life Insurance Company improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On June 29, 2022, the United States District Court for the Southern District of New York entered an offer of judgment disposing of the FLSA claims in exchange for a $3,000 payment to plaintiffs by Metropolitan Life Insurance Company. The parties entered into an agreement to settle the remaining state law claims, and on July 15, 2022, the court entered a stipulation of dismissal with prejudice disposing of those claims. Metropolitan Life Insurance Company has accrued the full amount of the settlement payments in prior periods.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.5 billion and $3.1 billion at June 30, 2022 and December 31, 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.6 billion and $4.5 billion at June 30, 2022 and December 31, 2021, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $274 million, with a cumulative maximum of $378 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both June 30, 2022 and December 31, 2021, for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $649 million and $1.3 billion for the three months and six months ended June 30, 2022, respectively, and $593 million and $1.2 billion for the three months and six months ended June 30, 2021, respectively. Total revenues received from affiliates related to these agreements were $11 million and $23 million for the three months and six months ended June 30, 2022, respectively, and $9 million and $21 million for the three months and six months ended June 30, 2021, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $69 million and $143 million at June 30, 2022 and December 31, 2021, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Premiums
Reinsurance assumed	$2	$840	$3	$842
Reinsurance ceded	(37)	(29)	(68)	(60)
Net premiums	$(35)	$811	$(65)	$782
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	(3)	(3)	(7)	(1)
Net universal life and investment-type product policy fees	$(3)	$(3)	$(7)	$(1)
Other revenues
Reinsurance assumed	$5	$5	$29	$2
Reinsurance ceded	124	142	247	283
Net other revenues	$129	$147	$276	$285
Policyholder benefits and claims
Reinsurance assumed	$6	$831	$34	$832
Reinsurance ceded	(42)	(37)	(81)	(72)
Net policyholder benefits and claims	$(36)	$794	$(47)	$760
Interest credited to policyholder account balances
Reinsurance assumed	$12	$7	$21	$14
Reinsurance ceded	(3)	(3)	(6)	(6)
Net interest credited to policyholder account balances	$9	$4	$15	$8
Other expenses
Reinsurance assumed	$1	$19	$10	$19
Reinsurance ceded	106	132	190	234
Net other expenses	$107	$151	$200	$253

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2022		December 31, 2021
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$472	$11,637	$25	$11,710
Deferred policy acquisition costs and value of business acquired	32	(157)	6	(139)
Total assets	$504	$11,480	$31	$11,571
Liabilities
Future policy benefits	$3,053	$5	$3,139	$(10)
Policyholder account balances	1,640	—	366	—
Other policy-related balances	61	(2)	14	—
Other liabilities	910	10,868	894	12,190
Total liabilities	$5,664	$10,871	$4,413	$12,180
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($16) million and $31 million at June 30, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with these embedded derivatives were $22 million and $47 million for the three months and six months ended June 30, 2022, respectively, and ($10) million and $13 million for the three months and six months ended June 30, 2021, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($76) million and $1.0 billion at June 30, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivative were $504 million and $1.1 billion for the three months and six months ended June 30, 2022, respectively, and ($190) million and $229 million for the three months and six months ended June 30, 2021, respectively.

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
The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs have concluded due to global economic recovery and rising inflation. In the United States, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) ended its asset purchase program in March 2022 and began to reduce its holdings on June 1, 2022. The Federal Open Market Committee has raised interest rates four times in 2022; further increases in the target range for the federal funds rate are expected throughout 2022 to combat inflation. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
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
London Interbank Offered Rate
In March 2022, federal legislation was enacted to address the transition from U.S. Dollar London Interbank Offered Rate (“LIBOR”) to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate U.S. Dollar LIBOR fallback provisions. Except with respect to the one-week and two-month U.S. Dollar LIBOR tenors, the federal legislation supersedes all state law addressing the U.S. Dollar LIBOR transition, including legislation enacted in New York in 2021. The implementation of the federal legislation is subject to regulations to be promulgated by the Federal Reserve Board. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.
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

Results of Operations
Consolidated Results

	Six Months Ended June 30,
	2022	2021
	(In millions)
Revenues
Premiums	$11,578	$12,256
Universal life and investment-type product policy fees	1,039	1,049
Net investment income	5,268	6,221
Other revenues	785	857
Net investment gains (losses)	(309)	502
Net derivative gains (losses)	526	(990)
Total revenues	18,887	19,895
Expenses
Policyholder benefits and claims and policyholder dividends	12,810	14,113
Interest credited to policyholder account balances	1,021	1,023
Capitalization of DAC	(62)	(29)
Amortization of DAC and VOBA	174	72
Interest expense on debt	49	48
Other expenses	2,557	2,300
Total expenses	16,549	17,527
Income (loss) before provision for income tax	2,338	2,368
Provision for income tax expense (benefit)	365	357
Net income (loss)	1,973	2,011
Less: Net income (loss) attributable to noncontrolling interests	2	4
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,971	$2,007
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
During the six months ended June 30, 2022, net income (loss) decreased $38 million from the prior period, primarily driven by unfavorable changes in adjusted earnings and net investment gains (losses), largely offset by a favorable change in net derivative gains (losses), net of investment hedge adjustments.
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

	Six Months Ended June 30,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(964)	$(702)
Foreign currency exchange rate	293	51
Credit	(105)	38
Equity	253	(601)
Non-VA embedded derivatives	1,093	221
Total non-VA program derivatives	570	(993)
VA program derivatives:
Embedded derivatives-direct and assumed guarantees:
Market risks	174	488
Nonperformance risk adjustment	(1)	(15)
Other risks	(92)	(60)
Total	81	413
Freestanding derivatives hedging direct and assumed embedded derivatives	(125)	(410)
Total VA program derivatives	(44)	3
Net derivative gains (losses)	$526	$(990)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.6 billion ($1.2 billion, net of income tax). This was primarily due to a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. In addition, key equity indexes decreased in the current period versus increased in the prior period, favorably impacting equity options and total rate of return swaps acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $47 million ($37 million, net of income tax). This was due to (i) an unfavorable change of $32 million ($25 million, net of income tax) in other risks in embedded derivatives, and (ii) an unfavorable change of $29 million ($23 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives. These unfavorable variances were partially offset by a favorable change of $14 million ($11 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives.
The aforementioned $32 million ($25 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $29 million ($23 million, net of income tax) unfavorable change reflects a $314 million ($248 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $285 million ($225 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P Global Ratings 500 index decreased 21% in the current period and increased 14% in the prior period.
•Long-term interest rates increased more significantly in the current period compared to the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 122 basis points in the current period and increased 37 basis points in the prior period.
The aforementioned $14 million ($11 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from a favorable change of $16 million ($13 million, net of income tax) related to changes in our own credit spread, partially offset by a slight unfavorable change related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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

Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $811 million ($641 million, net of income tax) primarily reflects: (i) higher losses on sales on fixed maturity securities, (ii) lower gains on sales of real estate investments, and (iii) higher provisions for credit loss on fixed maturity securities, partially offset by (iv) net foreign currency transaction gains in the current period.
Taxes. For the six months ended June 30, 2022, our effective tax rate on income (loss) before provision for income tax was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the six months ended June 30, 2021, our effective tax rate on income (loss) before provision for income tax was 15%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the corporate tax deduction for stock compensation.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $911 million, net of income tax, to $1.8 billion, net of income tax, for the six months ended June 30, 2022 from $2.7 billion, net of income tax, for the six months ended June 30, 2021.
Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net income (loss)	$1,973	$2,011
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(309)	502
Net derivative gains (losses)	526	(990)
Premiums	—	—
Universal life and investment-type product policy fees	38	39
Net investment income	(250)	(292)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	243	(162)
Interest credited to policyholder account balances	—	2
Capitalization of DAC	—	—
Amortization of DAC and VOBA	(28)	19
Interest expense on debt	—	—
Other expenses	(2)	8
Provision for income tax (expense) benefit	(47)	172
Adjusted earnings	$1,802	$2,713

Premiums, fees and other revenues	$13,402	$14,162
Less: adjustments to premiums, fees and other revenues	38	39
Adjusted premiums, fees and other revenues	$13,364	$14,123

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees, and other revenues for the six months ended June 30, 2022 decreased $759 million, or 5%, compared to the prior period, primarily due to a decrease in our pension risk transfer business in the Retirement and Income Solutions (“RIS”) business within our U.S. segment. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The decrease in RIS was partially offset by an increase in our Group Benefits business, primarily due to growth from our term life, group disability, voluntary products and dental businesses. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in adjusted earnings was lower investment yields. In addition, higher expenses were partially offset by favorable underwriting experience.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our average invested asset base. Growth in the investment portfolios of all of our segments, as well as Corporate & Other contributed to improved net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration insurance products increased. In our MetLife Holdings segment, negative net flows from our deferred annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods, which decreased adjusted earnings. Also, in our U.S. segment, higher direct expenses, including certain employee-related costs, coupled with an increase in variable expenses, were largely offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, as well as lower DAC amortization, resulted in a $131 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity funds, hedge funds and fair value option securities, as well as lower yields on mortgage loans and fixed income securities. These decreases were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. In addition, in our deferred annuity business within our MetLife Holdings segment, higher costs associated with our variable annuity guaranteed minimum death benefits resulted in a decrease in adjusted earnings. In our U.S. segment, the impact of interest rate fluctuations resulted in a decline in our average interest credited rates on our long-duration insurance products, which drove a decrease in interest credited expenses. The changes in market factors discussed above, as well as higher DAC amortization, resulted in a $973 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Underwriting results increased adjusted earnings by $63 million primarily due to favorable mortality in our U.S. segment, partially offset by unfavorable claims experience in our MetLife Holdings segment. Favorable mortality in our U.S. segment was primarily driven by our Group Benefits business, partially offset by less favorable mortality in our RIS business. The favorable Group Benefits mortality was the result of decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business was driven by our pension risk transfer business. In our MetLife Holdings segment, claims experience, mainly in our long-term care business, was less favorable reflecting a smaller impact from the COVID-19 pandemic in the current period. Dividend scale reductions, as well as run-off in Metropolitan Life Insurance Company’s closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $39 million increase in adjusted earnings.
Expenses. Adjusted earnings decreased $144 million mainly due to an increase in corporate-related expenses and higher interest expense on tax positions due to audit settlements in the prior period.
Taxes. For the six months ended June 30, 2022, our effective tax rate on adjusted earnings was 15%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the six months ended June 30, 2021, our effective tax rate on adjusted earnings was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the corporate tax deduction for stock compensation.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 9, 2022