Form 10-Q
period 2022-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2022-11-08
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 8, 2022, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2022 and December 31, 2021 and for the Three Months and Nine Months Ended September 30, 2022 and 2021)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	12
	Note 3 — Insurance	16
	Note 4 — Closed Block	18
	Note 5 — Investments	21
	Note 6 — Derivatives	41
	Note 7 — Fair Value	52
	Note 8 — Equity	68
	Note 9 — Other Revenues and Other Expenses	71
	Note 10 — Income Tax	72
	Note 11 — Contingencies, Commitments and Guarantees	72
	Note 12 — Related Party Transactions	75
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	78
Item 4.	Controls and Procedures	89

Part II — Other Information
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 6.	Exhibits	91

Signatures		92

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2022 and December 31, 2021 (Unaudited)
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $160,814 and $158,354, respectively; allowance for credit loss of $117 and $53, respectively)	$143,414	$175,885
Mortgage loans (net of allowance for credit loss of $392 and $536, respectively; includes $143 and $224, respectively, relating to variable interest entities; $0 and $127, respectively, under the fair value option)	61,603	60,219
Policy loans	5,732	5,816
Real estate and real estate joint ventures (includes $1,017 and $1,094, respectively, relating to variable interest entities, $315 and $240, respectively, under the fair value option and $191 and $175, respectively, of real estate held-for-sale)	8,218	7,873
Other limited partnership interests	8,014	8,754
Short-term investments, at estimated fair value	3,531	4,866
Other invested assets (includes $923 and $924, respectively, of leveraged and direct financing leases; $163 and $171, respectively, relating to variable interest entities; allowance for credit loss of $26 and $32, respectively)	21,532	19,860
Total investments	252,044	283,273
Cash and cash equivalents, principally at estimated fair value	10,978	9,957
Accrued investment income	1,953	1,767
Premiums, reinsurance and other receivables	21,247	20,505
Deferred policy acquisition costs and value of business acquired	5,379	2,598
Current income tax recoverable	241	80
Deferred income tax asset	2,734	—
Other assets	4,563	4,526
Separate account assets	87,709	123,851
Total assets	$386,848	$446,557
Liabilities and Equity
Liabilities
Future policy benefits	$134,069	$132,274
Policyholder account balances	97,675	94,459
Other policy-related balances	8,104	8,094
Policyholder dividends payable	280	312
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	17,595	24,866
Short-term debt	99	100
Long-term debt	1,616	1,659
Deferred income tax liability	—	2,036
Other liabilities	25,950	23,796
Separate account liabilities	87,709	123,851
Total liabilities	373,097	413,129
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,476	12,464
Retained earnings	11,171	10,868
Accumulated other comprehensive income (loss)	(10,058)	9,917
Total Metropolitan Life Insurance Company stockholder’s equity	13,594	33,254
Noncontrolling interests	157	174
Total equity	13,751	33,428
Total liabilities and equity	$386,848	$446,557

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums	$13,769	$5,715	$25,347	$17,971
Universal life and investment-type product policy fees	484	506	1,523	1,555
Net investment income	2,260	3,331	7,528	9,552
Other revenues	501	368	1,286	1,225
Net investment gains (losses)	(82)	190	(391)	692
Net derivative gains (losses)	454	84	980	(906)
Total revenues	17,386	10,194	36,273	30,089
Expenses
Policyholder benefits and claims	14,178	6,628	26,675	20,336
Interest credited to policyholder account balances	624	512	1,645	1,535
Policyholder dividends	119	154	432	559
Other expenses	1,418	1,825	4,136	4,216
Total expenses	16,339	9,119	32,888	26,646
Income (loss) before provision for income tax	1,047	1,075	3,385	3,443
Provision for income tax expense (benefit)	174	153	539	510
Net income (loss)	873	922	2,846	2,933
Less: Net income (loss) attributable to noncontrolling interests	2	1	4	5
Net income (loss) attributable to Metropolitan Life Insurance Company	$871	$921	$2,842	$2,928
Comprehensive income (loss)	$(5,408)	$1,340	$(17,129)	$1,568
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	2	1	4	5
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(5,410)	$1,339	$(17,133)	$1,563
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$5	$12,464	$10,868	$9,917	$33,254	$174	$33,428
Capital contributions from MetLife, Inc.		12			12		12
Dividends to MetLife, Inc.			(1,562)		(1,562)		(1,562)
Change in equity of noncontrolling interests					—	(22)	(22)
Net income (loss)			1,971		1,971	2	1,973
Other comprehensive income (loss), net of income tax				(13,694)	(13,694)		(13,694)
Balance at June 30, 2022	5	12,476	11,277	(3,777)	19,981	154	20,135
Dividends to MetLife, Inc.			(977)		(977)		(977)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			871		871	2	873
Other comprehensive income (loss), net of income tax				(6,281)	(6,281)		(6,281)
Balance at September 30, 2022	$5	$12,476	$11,171	$(10,058)	$13,594	$157	$13,751

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(1,430)		(1,430)		(1,430)
Change in equity of noncontrolling interests					—	2	2
Net income (loss)			2,007		2,007	4	2,011
Other comprehensive income (loss), net of income tax				(1,783)	(1,783)		(1,783)
Balance at June 30, 2021	5	12,462	11,125	9,879	33,471	189	33,660
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(763)		(763)		(763)
Change in equity of noncontrolling interests					—	(2)	(2)
Net income (loss)			921		921	1	922
Other comprehensive income (loss), net of income tax				418	418		418
Balance at September 30, 2021	$5	$12,463	$11,283	$10,297	$34,048	$188	$34,236

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$2,637	$2,224
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	40,626	36,842
Equity securities	159	370
Mortgage loans	7,511	11,027
Real estate and real estate joint ventures	453	1,217
Other limited partnership interests	846	365
Purchases and originations of:
Fixed maturity securities available-for-sale	(35,440)	(38,191)
Equity securities	(88)	(21)
Mortgage loans	(9,578)	(6,845)
Real estate and real estate joint ventures	(487)	(963)
Other limited partnership interests	(737)	(1,339)
Cash received in connection with freestanding derivatives	2,043	1,510
Cash paid in connection with freestanding derivatives	(2,966)	(4,885)
Cash received from the redemption of an investment in affiliated preferred stock	—	315
Purchases of loans to affiliates	(19)	—
Net change in policy loans	84	118
Net change in short-term investments	1,307	(1,786)
Net change in other invested assets	72	14
Net change in property, equipment and leasehold improvements	7	12
Other, net	14	5
Net cash provided by (used in) investing activities	3,807	(2,235)
Cash flows from financing activities
Policyholder account balances:
Deposits	69,678	61,556
Withdrawals	(65,450)	(62,391)
Net change in payables for collateral under securities loaned and other transactions	(7,271)	1,289
Long-term debt issued	4	—
Long-term debt repaid	(57)	(21)
Financing element on certain derivative instruments and other derivative related transactions, net	241	173
Dividends paid to MetLife, Inc.	(2,539)	(2,193)
Other, net	(17)	(27)
Net cash provided by (used in) financing activities	(5,411)	(1,614)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(12)	(6)
Change in cash and cash equivalents	1,021	(1,631)
Cash and cash equivalents, beginning of period	9,957	11,337
Cash and cash equivalents, end of period	$10,978	$9,706
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$59	$57
Income tax	$220	$410
Non-cash transactions:
Capital contributions from MetLife, Inc.	$12	$3
Real estate and real estate joint ventures acquired in satisfaction of debt	$153	$172
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$7,450	$—
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$75	$243
Transfer of fixed maturity securities available-for-sale from an affiliate	$139	$—
Transfer of fixed maturity securities available-for-sale to an affiliate	$328	$—
Transfer of fair value option securities from an affiliate	$186	$—
Increase in other invested assets in connection with an affiliated reinsurance transaction	$—	$822
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

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	The guidance requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy and can include tax credits and other forms of government assistance. Entities are required to disclose information about (i) the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, including the associated amounts; and (iii) the significant terms and conditions of the transactions, including commitments and contingencies.
		Effective for annual periods beginning January 1, 2022, to be applied prospectively.	The adoption of the guidance will not have a material impact on the Company’s annual consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2022 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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

The changes in market conditions from January 1, 2021 to September 30, 2022 are estimated to cause the initial transition date reduction in total equity (as discussed in the preceding paragraphs) to largely reverse as of September 30, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require entities that hold equity securities subject to contractual sale restrictions to make disclosures about the fair value of such equity securities, the nature and remaining duration of the restriction(s) and the circumstances that could cause a lapse in the restriction(s).
January 1, 2024, to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption (with early adoption permitted).
The Company is continuing to evaluate the impact of the guidance, and it does not expect the adoption of the guidance to have a material impact on its interim condensed consolidated financial statements.

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

The Company is continuing to evaluate the impact of the guidance and the alternative methods of adoption. Also, the Company is in the process of finalizing the updates to its loan administration systems, as well as updating its accounting policies and controls to comply with the new disclosure requirements. The Company does not expect the adoption of the guidance to have a material impact on its interim condensed consolidated financial statements.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended September 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,158	$611	$—	$13,769	$—	$13,769
Universal life and investment-type product policy fees	277	188	—	465	19	484
Net investment income	1,482	990	(62)	2,410	(150)	2,260
Other revenues	356	36	109	501	—	501
Net investment gains (losses)	—	—	—	—	(82)	(82)
Net derivative gains (losses)	—	—	—	—	454	454
Total revenues	15,273	1,825	47	17,145	241	17,386
Expenses
Policyholder benefits and claims and policyholder dividends	13,107	1,397	—	14,504	(207)	14,297
Interest credited to policyholder account balances	445	160	19	624	—	624
Capitalization of DAC	(21)	1	(38)	(58)	—	(58)
Amortization of DAC and VOBA	14	(24)	1	(9)	(110)	(119)
Interest expense on debt	3	2	22	27	—	27
Other expenses	883	199	483	1,565	3	1,568
Total expenses	14,431	1,735	487	16,653	(314)	16,339
Provision for income tax expense (benefit)	175	15	(133)	57	117	174
Adjusted earnings	$667	$75	$(307)	435
Adjustments to:
Total revenues				241
Total expenses				314
Provision for income tax (expense) benefit				(117)
Net income (loss)				$873		$873

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,058	$657	$—	$5,715	$—	$5,715
Universal life and investment-type product policy fees	267	219	—	486	20	506
Net investment income	1,889	1,587	7	3,483	(152)	3,331
Other revenues	217	53	98	368	—	368
Net investment gains (losses)	—	—	—	—	190	190
Net derivative gains (losses)	—	—	—	—	84	84
Total revenues	7,431	2,516	105	10,052	142	10,194
Expenses
Policyholder benefits and claims and policyholder dividends	5,317	1,349	—	6,666	116	6,782
Interest credited to policyholder account balances	346	166	—	512	—	512
Capitalization of DAC	(15)	1	(2)	(16)	—	(16)
Amortization of DAC and VOBA	25	63	—	88	11	99
Interest expense on debt	2	2	20	24	—	24
Other expenses	768	207	742	1,717	1	1,718
Total expenses	6,443	1,788	760	8,991	128	9,119
Provision for income tax expense (benefit)	207	148	(204)	151	2	153
Adjusted earnings	$781	$580	$(451)	910
Adjustments to:
Total revenues				142
Total expenses				(128)
Provision for income tax (expense) benefit				(2)
Net income (loss)				$922		$922

Nine Months Ended September 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$23,492	$1,855	$—	$25,347	$—	$25,347
Universal life and investment-type product policy fees	840	626	—	1,466	57	1,523
Net investment income	4,588	3,416	(76)	7,928	(400)	7,528
Other revenues	819	106	361	1,286	—	1,286
Net investment gains (losses)	—	—	—	—	(391)	(391)
Net derivative gains (losses)	—	—	—	—	980	980
Total revenues	29,739	6,003	285	36,027	246	36,273
Expenses
Policyholder benefits and claims and policyholder dividends	23,646	3,911	—	27,557	(450)	27,107
Interest credited to policyholder account balances	1,138	482	25	1,645	—	1,645
Capitalization of DAC	(56)	1	(65)	(120)	—	(120)
Amortization of DAC and VOBA	40	95	2	137	(82)	55
Interest expense on debt	6	5	65	76	—	76
Other expenses	2,567	590	963	4,120	5	4,125
Total expenses	27,341	5,084	990	33,415	(527)	32,888
Provision for income tax expense (benefit)	499	181	(305)	375	164	539
Adjusted earnings	$1,899	$738	$(400)	2,237
Adjustments to:
Total revenues				246
Total expenses				527
Provision for income tax (expense) benefit				(164)
Net income (loss)				$2,846		$2,846

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,955	$2,016	$—	$17,971	$—	$17,971
Universal life and investment-type product policy fees	828	668	—	1,496	59	1,555
Net investment income	5,540	4,478	(22)	9,996	(444)	9,552
Other revenues	663	177	385	1,225	—	1,225
Net investment gains (losses)	—	—	—	—	692	692
Net derivative gains (losses)	—	—	—	—	(906)	(906)
Total revenues	22,986	7,339	363	30,688	(599)	30,089
Expenses
Policyholder benefits and claims and policyholder dividends	16,685	3,932	—	20,617	278	20,895
Interest credited to policyholder account balances	1,037	500	—	1,537	(2)	1,535
Capitalization of DAC	(44)	1	(2)	(45)	—	(45)
Amortization of DAC and VOBA	47	132	—	179	(8)	171
Interest expense on debt	5	4	63	72	—	72
Other expenses	2,377	638	1,010	4,025	(7)	4,018
Total expenses	20,107	5,207	1,071	26,385	261	26,646
Provision for income tax expense (benefit)	600	433	(353)	680	(170)	510
Adjusted earnings	$2,279	$1,699	$(355)	3,623
Adjustments to:
Total revenues				(599)
Total expenses				(261)
Provision for income tax (expense) benefit				170
Net income (loss)				$2,933		$2,933
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2022	December 31, 2021
	(In millions)
U.S.	$222,531	$256,381
MetLife Holdings	133,791	161,614
Corporate & Other	30,526	28,562
Total	$386,848	$446,557
Revenues derived from one U.S. segment customer were $8.1 billion for both the three months and nine months ended September 30, 2022, which represented 55% and 29%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer in the third quarter of 2022. Also, revenues derived from one U.S. segment customer were $896 million and $2.9 billion for the three months and nine months ended September 30, 2021, respectively, which represented 14% and 14%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2022 and 2021.
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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	September 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$36,100		$14,185		$48,868		$20,140
Separate account value (1)	$27,465		$13,427		$39,882		$19,347
Net amount at risk	$5,139	(3)	$638	(4)	$1,160	(3)	$461	(4)
Average attained age of contractholders	69 years		69 years		69 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$135		N/A		$135
Net amount at risk	N/A		$66	(5)	N/A		$70	(5)
Average attained age of contractholders	N/A		56 years		N/A		55 years

	September 30, 2022		December 31, 2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,622	$798	$5,935	$826
Net amount at risk (6)	$37,546	$4,929	$37,482	$5,181
Average attained age of policyholders	59 years	66 years	59 years	65 years
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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Balance, beginning of period	$15,059	$13,523
Less: Reinsurance recoverables	2,263	1,639
Net balance, beginning of period	12,796	11,884
Incurred related to:
Current period	15,527	15,300
Prior periods (1)	378	511
Total incurred	15,905	15,811
Paid related to:
Current period	(10,018)	(10,249)
Prior periods	(5,226)	(4,785)
Total paid	(15,244)	(15,034)
Net balance, end of period	13,457	12,661
Add: Reinsurance recoverables	2,044	2,099
Balance, end of period (included in future policy benefits and other policy-related balances)	$15,501	$14,760
__________________
(1)The nine months ended September 30, 2022 and 2021 include incurred claim activity and claim adjustment expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,385	$38,046
Other policy-related balances	257	290
Policyholder dividends payable	219	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	—	210
Other liabilities	444	263
Total closed block liabilities	38,305	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,515	25,669
Mortgage loans	6,624	6,417
Policy loans	4,096	4,191
Real estate and real estate joint ventures	604	565
Other invested assets	924	556
Total investments	31,763	37,398
Cash and cash equivalents	344	126
Accrued investment income	386	384
Premiums, reinsurance and other receivables	38	50
Current income tax recoverable	82	81
Deferred income tax asset	460	—
Total assets designated to the closed block	33,073	38,039
Excess of closed block liabilities over assets designated to the closed block	5,232	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	(1,609)	2,562
Unrealized gains (losses) on derivatives, net of income tax	408	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	(1,201)	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,031	$4,045

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(In millions)
Balance, beginning of period	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)
Balance, end of period	$—	$1,682
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$267	$310	$816	$955
Net investment income	326	390	1,039	1,165
Net investment gains (losses)	(4)	(7)	(52)	(12)
Net derivative gains (losses)	28	12	39	19
Total revenues	617	705	1,842	2,127
Expenses
Policyholder benefits and claims	459	522	1,404	1,588
Policyholder dividends	91	127	352	478
Other expenses	22	24	68	73
Total expenses	572	673	1,824	2,139
Revenues, net of expenses before provision for income tax expense (benefit)	45	32	18	(12)
Provision for income tax expense (benefit)	10	6	4	(3)
Revenues, net of expenses and provision for income tax expense (benefit)	$35	$26	$14	$(9)
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

	September 30, 2022					December 31, 2021
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$55,430	$(30)	$432	$5,729	$50,103	$51,328	$(30)	$7,257	$153	$58,402
U.S. government and agency	23,718	—	531	2,209	22,040	26,782	—	4,568	128	31,222
Foreign corporate	28,681	(3)	113	5,929	22,862	27,475	(10)	2,651	431	29,685
RMBS	22,297	—	207	2,414	20,090	22,082	—	1,198	135	23,145
ABS & CLO	12,450	—	11	889	11,572	12,787	—	127	35	12,879
Municipals	7,741	—	217	720	7,238	6,884	—	1,849	5	8,728
CMBS	6,532	(15)	3	582	5,938	6,686	(13)	237	32	6,878
Foreign government	3,965	(69)	136	461	3,571	4,330	—	698	82	4,946
Total fixed maturity securities AFS	$160,814	$(117)	$1,650	$18,933	$143,414	$158,354	$(53)	$18,585	$1,001	$175,885
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $107 million and $19 million at September 30, 2022 and December 31, 2021, respectively, with unrealized gains (losses) of ($13) million and $10 million at September 30, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$3,091	$26,418	$28,564	$61,360	$41,264	$160,697
Estimated fair value	$2,878	$24,706	$25,593	$52,637	$37,600	$143,414
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

	September 30, 2022				December 31, 2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$37,447	$5,166	$2,031	$563	$4,503	$83	$784	$70
U.S. government and agency	13,035	1,846	1,560	363	10,063	78	523	49
Foreign corporate	18,150	4,744	2,774	1,185	4,079	199	1,348	232
RMBS	14,946	1,800	2,393	614	7,481	111	314	24
ABS & CLO	9,520	741	1,367	148	5,643	25	593	10
Municipals	3,980	701	49	19	154	4	17	1
CMBS	4,955	460	793	121	1,613	20	355	12
Foreign government	2,005	346	232	114	497	37	148	45
Total fixed maturity securities AFS	$104,038	$15,804	$11,199	$3,127	$34,033	$557	$4,082	$443
Investment grade	$97,820	$14,938	$9,742	$2,686	$31,419	$454	$3,273	$353
Below investment grade	6,218	866	1,457	441	2,614	103	809	90
Total fixed maturity securities AFS	$104,038	$15,804	$11,199	$3,127	$34,033	$557	$4,082	$443
Total number of securities in an unrealized loss position	12,614		1,284		2,549		427
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $17.9 billion for the nine months ended September 30, 2022 to $18.9 billion primarily due to increases in interest rates, widening credit spreads, and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $3.1 billion at September 30, 2022, or 17% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $3.1 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $2.7 billion, or 86%, were related to 1,052 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $3.1 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $441 million, or 14%, were related to 232 below investment grade securities. Unrealized losses on below investment grade securities are principally related to foreign corporate and U.S. corporate securities (primarily industrial and consumer) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At September 30, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2022.
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

	U.S. Corporate	Foreign Corporate	CMBS	Foreign Government	Total
Three Months Ended September 30, 2022	(In millions)
Balance, at beginning of period	$27	$7	$13	$77	$124
Additions:
ACL not previously recorded	—	1	2	—	3
Reductions:
Changes for securities with previously recorded ACL	3	—	—	(8)	(5)
Securities sold or exchanged	—	(5)	—	—	(5)
Write-offs	—	—	—	—	—
Balance, at end of period	$30	$3	$15	$69	$117
Three Months Ended September 30, 2021
Balance, at beginning of period	$39	$14	$6	$—	$59
Additions:
ACL not previously recorded	18	—	—	—	18
Reductions:
Changes for securities with previously recorded ACL	—	(2)	1	—	(1)
Securities sold or exchanged	(26)	(2)	—	—	(28)
Write-offs	(13)	—	—	—	(13)
Balance, at end of period	$18	$10	$7	$—	$35

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	U.S. Corporate	Foreign Corporate	CMBS	Foreign Government	Total
Nine Months Ended September 30, 2022	(In millions)
Balance, at beginning of period	$30	$10	$13	$—	$53
Additions:
ACL not previously recorded	13	12	2	104	131
Changes for securities with previously recorded ACL	17	3	—	(15)	5
Reductions:
Securities sold or exchanged	(8)	(22)	—	(20)	(50)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$30	$3	$15	$69	$117
Nine Months Ended September 30, 2021
Balance, at beginning of period	$43	$8	$—	$—	$51
Additions:
ACL not previously recorded	18	12	9	—	39
Reductions:
Changes for securities with previously recorded ACL	3	(5)	(2)	—	(4)
Securities sold or exchanged	(33)	(5)	—	—	(38)
Write-offs	(13)	—	—	—	(13)
Balance, at end of period	$18	$10	$7	$—	$35
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2022		December 31, 2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$37,038	60.1%	$35,772	59.4%
Agricultural	15,668	25.4	15,450	25.7
Residential	9,289	15.1	9,406	15.6
Total amortized cost	61,995	100.6	60,628	100.7
Allowance for credit loss	(392)	(0.6)	(536)	(0.9)
Subtotal mortgage loans, net	61,603	100.0	60,092	99.8
Residential — FVO	—	—	127	0.2
Total mortgage loans held-for-investment, net	61,603	100.0	60,219	100.0
Total mortgage loans, net	$61,603	100.0%	$60,219	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 7 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($656) million and ($736) million at September 30, 2022 and December 31, 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2022 was $161 million, $127 million and $68 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $140 million, $136 million and $77 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $182 million and $1.3 billion for the three months and nine months ended September 30, 2022, respectively, and $262 million and $1.1 billion for the three months and nine months ended September 30, 2021, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans from affiliates.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Nine Months Ended September 30,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$260	$79	$197	$536	$199	$97	$221	$517
Provision (release)	(8)	48	(77)	(37)	18	1	(34)	(15)
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	3	3
Charge-offs, net of recoveries	(83)	(22)	(2)	(107)	—	(13)	(2)	(15)
Balance, end of period	$169	$105	$118	$392	$217	$85	$188	$490
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
Troubled Debt Restructuring
The Company may grant concessions to borrowers experiencing financial difficulties and if significant, these concessions are classified as TDRs. Generally, the types of concessions include: reduction of contractual interest rates, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any ACL recorded.
For the three months and nine months ended September 30, 2022, the Company had one and two commercial mortgage loans modified in a TDR, respectively, with both pre-modification and post-modification carrying value, after ACL, of $31 million and $123 million, respectively.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2022:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,872	$3,309	$2,285	$3,347	$3,551	$10,813	$2,756	$28,933	78.1%
65% to 75%	1,412	903	612	996	769	1,418	—	6,110	16.5
76% to 80%	—	—	18	252	223	204	—	697	1.9
Greater than 80%	142	39	—	43	90	984	—	1,298	3.5
Total	$4,426	$4,251	$2,915	$4,638	$4,633	$13,419	$2,756	$37,038	100.0%
DSCR:
> 1.20x	$4,108	$3,819	$2,709	$4,502	$4,156	$11,526	$2,756	$33,576	90.6%
1.00x - 1.20x	285	235	18	9	152	803	—	1,502	4.1
<1.00x	33	197	188	127	325	1,090	—	1,960	5.3
Total	$4,426	$4,251	$2,915	$4,638	$4,633	$13,419	$2,756	$37,038	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,603	$1,474	$1,928	$1,516	$2,103	$4,331	$1,133	$14,088	89.9%
65% to 75%	144	228	296	180	51	491	40	1,430	9.1
76% to 80%	—	—	—	—	—	12	—	12	0.1
Greater than 80%	—	—	14	76	—	44	4	138	0.9
Total	$1,747	$1,702	$2,238	$1,772	$2,154	$4,878	$1,177	$15,668	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$740	$703	$158	$619	$341	$6,282	$—	$8,843	95.2%
Nonperforming (1)	2	3	4	37	12	388	—	446	4.8
Total	$742	$706	$162	$656	$353	$6,670	$—	$9,289	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $142 million and $69 million at September 30, 2022 and December 31, 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $565 million, or 1% of total commercial and agricultural mortgage loans, at September 30, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2022 and December 31, 2021. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In millions)
Commercial	$—	$—	$—	$—	$142	$146
Agricultural	115	124	27	16	207	225
Residential	446	418	2	—	449	418
Total	$561	$542	$29	$16	$798	$789
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $293 million, $261 million and $503 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $88 million and $134 million at September 30, 2022 and December 31, 2021, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either September 30, 2022 or December 31, 2021.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2022	December 31, 2021	Three Months Ended September 30,		Nine Months Ended September 30,
			2022	2021	2022	2021
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,763	$1,934	$47	$53	$151	$160
Other real estate	478	473	88	53	184	133
Real estate joint ventures	5,977	5,466	49	70	281	107
Total real estate and real estate joint ventures	$8,218	$7,873	$184	$176	$616	$400
The carrying value of wholly-owned real estate acquired through foreclosure was $173 million and $180 million at September 30, 2022 and December 31, 2021, respectively. Depreciation expense on real estate investments was $22 million and $64 million for the three months and nine months ended September 30, 2022, respectively, and $22 million and $65 million for the three months and nine months ended September 30, 2021, respectively. Real estate investments were net of accumulated depreciation of $634 million and $581 million at September 30, 2022 and December 31, 2021, respectively.

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
The investment in leveraged and direct financing leases, net of ACL, was $795 million and $128 million, respectively, at September 30, 2022 and $787 million and $137 million, respectively, at December 31, 2021. The ACL for leveraged and direct financing leases was $26 million and $32 million at September 30, 2022 and December 31, 2021, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	September 30, 2022			December 31, 2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$704	$111	$815	$598	$250	$848

Equity securities
Common stock	$83	$42	$125	$88	$32	$120
Non-redeemable preferred stock	122	(7)	115	107	(1)	106
Total equity securities	$205	$35	$240	$195	$31	$226
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in other comprehensive income (loss) (“OCI”).
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.9 billion and $4.7 billion, principally at estimated fair value, at September 30, 2022 and December 31, 2021, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$(17,233)	$17,586
Derivatives	3,181	2,370
Other	420	377
Subtotal	(13,632)	20,333
Amounts allocated from:
Policyholder liabilities	55	(5,962)
DAC, VOBA and DSI	1,403	(1,357)
Subtotal	1,458	(7,319)
Deferred income tax benefit (expense)	2,645	(2,657)
Net unrealized investment gains (losses)	$(9,529)	$10,357

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2022
(In millions)
Balance, beginning of period	$10,357
Unrealized investment gains (losses) during the period	(33,965)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	6,017
DAC, VOBA and DSI	2,760
Deferred income tax benefit (expense)	5,302
Balance, end of period	$(9,529)
Change in net unrealized investment gains (losses)	$(19,886)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2022 and December 31, 2021.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings was as follows:

	September 30, 2022			December 31, 2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$7,894	$8,095	$7,882	$14,689	$14,977	$15,116
Repurchase agreements	$3,160	$3,125	$3,043	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at September 30, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2022					December 31, 2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$927	$4,393	$2,775	$—	$8,095	$3,996	$5,279	$5,702	$—	$14,977

Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,325	$—	$—	$3,325
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

	September 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$97	$118
Invested assets pledged as collateral (1)	21,519	20,390
Total invested assets on deposit and pledged as collateral	$21,616	$20,508
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 6).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $698 million and $718 million, at redemption value, at September 30, 2022 and December 31, 2021, respectively.

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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2022		December 31, 2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,017	$—	$1,094	$—
Investment funds (primarily mortgage loans) (2)	151	—	226	—
Other (primarily other invested assets)	98	—	101	—
Renewable energy partnership (primarily other invested assets)	78	—	79	—
Total	$1,344	$—	$1,500	$—
__________________
(1)    The Company’s investment in affiliated real estate joint ventures was $907 million and $1.0 billion at September 30, 2022 and December 31, 2021, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $110 million and $112 million at September 30, 2022 and December 31, 2021, respectively.
(2)The Company’s investment in affiliated investment funds was $124 million and $187 million at September 30, 2022 and December 31, 2021, respectively. Other affiliates’ investments in these affiliated investment funds were $27 million and $39 million at September 30, 2022 and December 31, 2021, respectively.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2022		December 31, 2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$35,907	$35,907	$43,653	$43,653
Other limited partnership interests	7,410	9,871	8,005	11,057
Other invested assets	1,368	1,589	1,605	1,815
Real estate joint ventures	211	213	97	100
Total	$44,896	$47,580	$53,360	$56,625
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $6 million and $5 million at September 30, 2022 and December 31, 2021, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2022 or 2021.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$1,627	$1,520	$4,671	$4,574
Equity securities	7	2	9	14
Mortgage loans	654	643	1,872	2,015
Policy loans	72	72	216	221
Real estate and real estate joint ventures	184	176	616	400
Other limited partnership interests	(153)	992	444	2,569
Cash, cash equivalents and short-term investments	44	2	59	7
FVO Securities	(40)	4	(182)	65
Operating joint venture	9	12	51	45
Other	101	73	355	118
Subtotal investment income	2,505	3,496	8,111	10,028
Less: Investment expenses	245	165	583	476
Net investment income	$2,260	$3,331	$7,528	$9,552

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net investment income included realized and unrealized gains (losses) recognized in earnings of ($24) million and ($85) million for the three months and nine months ended September 30, 2022, respectively, and $43 million and $134 million for the three months and nine months ended September 30, 2021, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to Residential - FVO mortgage loans and FVO Securities, of ($3) million and ($7) million for the three months and nine months ended September 30, 2022, respectively, and $0 and $22 million for the three months and nine months ended September 30, 2021, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to real estate joint ventures and FVO Securities, of ($21) million and ($78) million for the three months and nine months ended September 30, 2022, respectively, and $43 million and $112 million for the three months and nine months ended September 30, 2021, respectively.
Changes in estimated fair value subsequent to purchase of equity-linked notes included within FVO Securities, still held at the end of the respective periods and included in net investment income were ($40) million and ($187) million for the three months and nine months ended September 30, 2022, respectively, and $1 million and $41 million for the three months and nine months ended September 30, 2021, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture, was ($145) million and $660 million for the three months and nine months ended September 30, 2022, respectively, and $1.1 billion and $2.6 billion for the three months and nine months ended September 30, 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$(167)	$43	$(825)	$14
Equity securities	(1)	(11)	3	34
Mortgage loans	15	5	25	21
Real estate and real estate joint ventures (excluding changes in estimated fair value)	—	132	163	548
Other limited partnership interests (excluding changes in estimated fair value)	(1)	—	4	(14)
Other gains (losses)	(16)	17	50	65
Subtotal	(170)	186	(580)	668
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(19)	9	(13)	23
Non-investment portfolio gains (losses)	107	(5)	202	1
Subtotal	88	4	189	24
Net investment gains (losses)	$(82)	$190	$(391)	$692

Transaction Type
Realized gains (losses) on investments sold or disposed	$(199)	$154	$(530)	$568
Impairments	(4)	(11)	(37)	(24)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	34	31	(17)	31
Unrealized net gains (losses) recognized in earnings	(20)	21	(9)	116
Total recognized gains (losses)	14	52	(26)	147
Non-investment portfolio gains (losses)	107	(5)	202	1
Net investment gains (losses)	$(82)	$190	$(391)	$692
Net realized investment gains (losses) of ($202) million and ($537) million for the three months and nine months ended September 30, 2022, respectively, and $154 million and $590 million for the three months and nine months ended September 30, 2021, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to Residential - FVO mortgage loans and FVO Securities.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were ($2) million and $2 million for the three months and nine months ended September 30, 2022, respectively, and $1 million and $23 million for the three months and nine months ended September 30, 2021, respectively.
Other gains (losses) included ($15) million and $55 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the three months and nine months ended September 30, 2022, respectively, and $8 million and $56 million for the three months and nine months ended September 30, 2021, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net investment gains (losses) includes gains (losses) from foreign currency transactions of $95 million and $161 million for the three months and nine months ended September 30, 2022, respectively, and $14 million and $33 million for the three months and nine months ended September 30, 2021, respectively.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2022	2021	2022	2021
	(In millions)
Proceeds	$11,337	$7,279	$31,325	$19,123
Gross investment gains	$88	$91	$158	$199
Gross investment (losses)	(259)	(62)	(882)	(178)
Realized gains (losses) on sales and disposals	(171)	29	(724)	21
Net credit loss (provision) release (change in ACL recognized in earnings)	8	24	(64)	16
Impairment (loss)	(4)	(10)	(37)	(23)
Net credit loss (provision) release and impairment (loss)	4	14	(101)	(7)
Net investment gains (losses)	$(167)	$43	$(825)	$14

Equity Securities
Realized gains (losses) on sales and disposals	$2	$(21)	$(2)	$(54)
Unrealized net gains (losses) recognized in earnings	(3)	10	5	88
Net investment gains (losses)	$(1)	$(11)	$3	$34

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$139	$393	$328	$696
Amortized cost of invested assets transferred to affiliates	$136	$379	$327	$679
Net investment gains (losses) recognized on transfers	$3	$14	$1	$17
Estimated fair value of invested assets transferred from affiliates	$130	$584	$332	$1,228
Estimated fair value of derivative liabilities transferred from affiliates	$—	$—	$64	$—
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		September 30, 2022	December 31, 2021	Three Months Ended September 30,		Nine Months Ended September 30,
				2022	2021	2022	2021
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,100	$1,399	$5	$8	$15	$24
Affiliated investments (2)	American Life Insurance Company	100	100	—	—	1	1
Other invested assets		$1,200	$1,499	$5	$8	$16	$25
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
The Company incurred investment advisory charges from an affiliate of $68 million and $204 million for the three months and nine months ended September 30, 2022 and $75 million and $219 million for the three months and nine months ended 2021, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,115	$1,435	$425	$3,540	$2,163	$6
Foreign currency swaps	Foreign currency exchange rate	593	123	—	764	8	22
Subtotal		4,708	1,558	425	4,304	2,171	28
Cash flow hedges:
Interest rate swaps	Interest rate	3,740	6	19	4,079	4	1
Interest rate forwards	Interest rate	2,783	—	448	3,058	69	1
Foreign currency swaps	Foreign currency exchange rate	27,786	3,319	2,126	28,772	1,317	966
Subtotal		34,309	3,325	2,593	35,909	1,390	968
Total qualifying hedges		39,017	4,883	3,018	40,213	3,561	996
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	17,596	1,670	685	21,565	3,206	59
Interest rate floors	Interest rate	16,170	58	—	7,701	145	—
Interest rate caps	Interest rate	63,659	1,012	—	64,309	117	—
Interest rate futures	Interest rate	418	—	2	515	—	—
Interest rate options	Interest rate	20,367	601	—	9,703	364	—
Interest rate forwards	Interest rate	265	—	102	265	—	20
Interest rate total return swaps	Interest rate	1,048	—	99	1,048	9	4
Synthetic GICs	Interest rate	11,808	—	—	11,307	—	—
Foreign currency swaps	Foreign currency exchange rate	6,336	1,318	—	4,800	340	75
Foreign currency forwards	Foreign currency exchange rate	1,222	27	8	1,902	11	13
Credit default swaps — purchased	Credit	902	29	—	956	12	8
Credit default swaps — written	Credit	10,569	73	77	6,074	111	12
Equity futures	Equity market	1,155	14	1	1,751	5	—
Equity index options	Equity market	20,799	901	144	26,800	714	166
Equity variance swaps	Equity market	425	12	10	425	12	10
Equity total return swaps	Equity market	2,108	178	—	2,148	11	46
Total non-designated or nonqualifying derivatives		174,847	5,893	1,128	161,269	5,057	413
Total		$213,864	$10,776	$4,146	$201,482	$8,618	$1,409
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$2	$—	$—	$(292)	$(16)	N/A
Hedged items	—	—	—	264	15	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	64	—	—	—	—	N/A
Hedged items	(65)	—	—	—	—	N/A
Subtotal	1	—	—	(28)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(324)
Amount of gains (losses) reclassified from AOCI into income	15	(16)	—	—	—	1
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	608
Amount of gains (losses) reclassified from AOCI into income	1	(485)	—	—	—	484
Foreign currency transaction gains (losses) on hedged items	—	485	—	—	—	—
Subtotal	16	(16)	—	—	—	769
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(395)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	476	—	—	N/A
Credit derivatives — purchased (1)	—	—	4	—	—	N/A
Credit derivatives — written (1)	—	—	1	—	—	N/A
Equity derivatives (1)	8	—	163	62	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(189)	—	—	N/A
Subtotal	8	—	60	62	—	N/A
Earned income on derivatives	100	—	144	33	(41)	—
Embedded derivatives (2)	N/A	N/A	250	—	N/A	N/A
Total	$125	$(16)	$454	$67	$(42)	$769

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Nine Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$8	$—	$—	$(1,137)	$(26)	N/A
Hedged items	(8)	—	—	1,072	24	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	154	—	—	—	—	N/A
Hedged items	(152)	—	—	—	—	N/A
Subtotal	2	—	—	(65)	(2)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(1,434)
Amount of gains (losses) reclassified from AOCI into income	46	55	—	—	—	(101)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	1,232
Amount of gains (losses) reclassified from AOCI into income	3	(1,117)	—	—	—	1,114
Foreign currency transaction gains (losses) on hedged items	—	1,104	—	—	—	—
Subtotal	49	42	—	—	—	811
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(1,998)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	985	—	—	N/A
Credit derivatives — purchased (1)	—	—	62	—	—	N/A
Credit derivatives — written (1)	—	—	(189)	—	—	N/A
Equity derivatives (1)	37	—	724	320	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(431)	—	—	N/A
Subtotal	42	—	(847)	320	—	N/A
Earned income on derivatives	325	—	403	130	(113)	—
Embedded derivatives (2)	N/A	N/A	1,424	—	N/A	N/A
Total	$418	$42	$980	$385	$(115)	$811

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $42 million and $41 million for the three months and nine months ended September 30, 2022, respectively, and $5 million and ($10) million for the three months and nine months ended September 30, 2021, respectively.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$300	$366	$1	$(1)
Mortgage loans	$276	$617	$(20)	$3
Future policy benefits	$(3,626)	$(4,735)	$215	$(877)
Policyholder account balances	$(1,074)	$—	$24	$—
__________________
(1)Includes ($142) million and ($161) million of hedging adjustments on discontinued hedging relationships at September 30, 2022 and December 31, 2021, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $18 million and $22 million for the three months and nine months ended September 30, 2022, respectively, and $0 and $6 million for the three months and nine months ended September 30, 2021, respectively.
At both September 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At September 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $3.2 billion and $2.4 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2022, the Company expected to reclassify $301 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	1.7	$—	$10	2.5
Credit default swaps referencing indices	51	4,404	3.5	17	1,191	2.5
Subtotal	51	4,414	3.5	17	1,201	2.5
Baa
Single name credit default swaps (3)	—	40	2.7	1	60	3.3
Credit default swaps referencing indices	(45)	5,977	5.4	90	4,698	5.1
Subtotal	(45)	6,017	5.4	91	4,758	5.1
Ba
Single name credit default swaps (3)	2	45	0.9	1	65	0.5
Credit default swaps referencing indices	1	25	4.2	(1)	20	5.0
Subtotal	3	70	2.1	—	85	1.5
B
Credit default swaps referencing indices	(1)	38	4.7	—	—	—
Subtotal	(1)	38	4.7	—	—	—
Caa3
Credit default swaps referencing indices	(12)	30	3.7	(9)	30	4.5
Subtotal	(12)	30	3.7	(9)	30	4.5
Total	$(4)	$10,569	4.6	$99	$6,074	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2022		December 31, 2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,871	$4,072	$8,602	$1,379
OTC-cleared (1)	25	94	104	8
Exchange-traded	14	3	5	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,910	4,169	8,711	1,387
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,968)	(3,968)	(1,364)	(1,364)
OTC-cleared	(7)	(7)	(3)	(3)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,577)	—	(6,414)	—
OTC-cleared	(1)	(41)	(91)	—
Securities collateral: (5)
OTC-bilateral	(1,274)	(102)	(767)	(14)
OTC-cleared	—	(45)	—	(5)
Exchange-traded	—	(2)	—	—
Net amount after application of master netting agreements and collateral	$82	$3	$72	$1
__________________
(1)At September 30, 2022 and December 31, 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $134 million and $93 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $23 million and ($22) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2022 and December 31, 2021, the Company received excess cash collateral of $797 million and $60 million, respectively, and provided excess cash collateral of $3 million and $0, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2022 and December 31, 2021, the Company received excess securities collateral with an estimated fair value of $261 million and $47 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2022 and December 31, 2021, the Company provided excess securities collateral with an estimated fair value of $951 million and $95 million, respectively, for its OTC-bilateral derivatives, $493 million and $584 million, respectively, for its OTC-cleared derivatives, and $80 million and $106 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	Derivatives Subject to Financial Strength-Contingent Provisions
	September 30, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$105	$15
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$107	$17
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2022	December 31, 2021
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$174	$—
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$536	$257
Assumed guaranteed minimum benefits	Policyholder account balances	5	5
Funds withheld and guarantees on reinsurance (including affiliated)	Other liabilities	(401)	1,072
Fixed annuities with equity indexed returns	Policyholder account balances	126	165
Embedded derivatives within liability host contracts		$266	$1,499

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$43,788	$6,315	$50,103
U.S. government and agency	9,078	12,962	—	22,040
Foreign corporate	—	17,328	5,534	22,862
RMBS	94	17,860	2,136	20,090
ABS & CLO	—	10,048	1,524	11,572
Municipals	—	7,238	—	7,238
CMBS	—	5,637	301	5,938
Foreign government	—	3,546	25	3,571
Total fixed maturity securities AFS	9,172	118,407	15,835	143,414
Short-term investments	3,302	224	5	3,531
Residential mortgage loans — FVO	—	—	—	—
Other investments	252	280	936	1,468
Derivative assets: (1)
Interest rate	—	4,782	—	4,782
Foreign currency exchange rate	—	4,787	—	4,787
Credit	—	33	69	102
Equity market	14	1,084	7	1,105
Total derivative assets	14	10,686	76	10,776
Embedded derivatives within asset host contracts (4)	—	—	174	174
Separate account assets (2)	16,081	70,602	1,026	87,709
Total assets (3)	$28,821	$200,199	$18,052	$247,072
Liabilities
Derivative liabilities: (1)
Interest rate	$2	$1,252	$526	$1,780
Foreign currency exchange rate	—	2,134	—	2,134
Credit	—	41	36	77
Equity market	1	154	—	155
Total derivative liabilities	3	3,581	562	4,146
Embedded derivatives within liability host contracts (4)	—	—	266	266
Separate account liabilities (2)	12	17	21	50
Total liabilities	$15	$3,598	$849	$4,462

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2022 and December 31, 2021, the estimated fair value of such investments was $68 million and $95 million, respectively.
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

					September 30, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	121	87	1	-	165	110	Increase
	•	Market pricing	•	Quoted prices (4)	5	-	102	95	—	-	117	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	113	92	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	76	-	102	92	91	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	369	-	379	374	151	-	200	188	Increase (7)
			•	Volatility (8)	—%	-	—%	—%	1%	-	1%	1%	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	86	-	148	105	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.14%	0.05%	0.01%	-	0.12%	0.08%	Decrease (11)
				Ages 41 - 60	0.05%	-	0.43%	0.21%	0.05%	-	0.65%	0.27%	Decrease (11)
				Ages 61 - 115	0.33%	-	100%	1.45%	0.32%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0%	-	80%	8.84%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.70%	-	80%	6.46%	0.70%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	1.60%	-	80%	2.90%	1.60%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0%	-	22%	0.37%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0%	-	10%	4%	0.25%	-	10%	3.72%	(14)
			•	Long-term equity volatilities	16.46%	-	22.01%	18.49%	16.44%	-	22.16%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.33%	-	0.81%	0.75%	0.04%	-	0.40%	0.35%	Decrease (16)
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
(10)At both September 30, 2022 and December 31, 2021, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended September 30, 2022
Balance, beginning of period	$13,004	$4,090	$—	$21	$100
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(4)	10	—	4	—
Total realized/unrealized gains (losses) included in AOCI	(1,179)	(110)	—	—	—
Purchases (3)	622	216	—	—	5
Sales (3)	(293)	(181)	—	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	186	30	—	—	—
Transfers out of Level 3 (4)	(487)	(94)	—	—	(100)
Balance, end of period	$11,849	$3,961	$—	$25	$5
Three Months Ended September 30, 2021
Balance, beginning of period	$14,105	$4,831	$—	$11	$77
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(27)	10	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(198)	31	—	—	—
Purchases (3)	914	316	9	10	1
Sales (3)	(329)	(377)	—	—	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	237	—	—	10	—
Transfers out of Level 3 (4)	(116)	(250)	—	(6)	(24)
Balance, end of period	$14,586	$4,561	$9	$25	$52
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(3)	$5	$—	$5	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(20)	$9	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(1,180)	$(105)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(199)	$32	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2022
Balance, beginning of period	$109	$961	$(103)	$(341)	$1,029
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	(20)	(176)	250	2
Total realized/unrealized gains (losses) included in AOCI	—	—	(124)	—	—
Purchases (3)	—	4	54	—	61
Sales (3)	(108)	(9)	—	—	(75)
Issuances (3)	—	—	(1)	—	(1)
Settlements (3)	(2)	—	25	(1)	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(161)	—	(11)
Balance, end of period	$—	$936	$(486)	$(92)	$1,005
Three Months Ended September 30, 2021
Balance, beginning of period	$140	$724	$39	$(1,511)	$1,105
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	45	2	29	5
Total realized/unrealized gains (losses) included in AOCI	—	—	45	—	—
Purchases (3)	—	109	7	—	150
Sales (3)	—	(9)	—	—	(18)
Issuances (3)	—	—	(1)	—	—
Settlements (3)	(6)	—	(47)	(46)	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	(25)	—	—	(5)
Balance, end of period	$134	$844	$45	$(1,528)	$1,237
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$—	$(21)	$(31)	$250	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(1)	$44	$2	$27	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$(145)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$25	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$14,935	$4,600	$—	$12	$2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(32)	33	—	(37)	—
Total realized/unrealized gains (losses) included in AOCI	(3,774)	(418)	—	6	—
Purchases (3)	1,848	580	—	—	5
Sales (3)	(843)	(737)	—	(1)	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	119	183	—	45	—
Transfers out of Level 3 (4)	(404)	(280)	—	—	—
Balance, end of period	$11,849	$3,961	$—	$25	$5
Nine Months Ended September 30, 2021
Balance, beginning of period	$14,873	$4,465	$—	$5	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(37)	35	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(618)	29	—	(1)	—
Purchases (3)	1,434	1,023	9	12	51
Sales (3)	(724)	(988)	—	(1)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	128	255	—	10	—
Transfers out of Level 3 (4)	(470)	(258)	—	—	—
Balance, end of period	$14,586	$4,561	$9	$25	$52
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(34)	$27	$—	$(37)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(26)	$32	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(3,777)	$(400)	$—	$6	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(616)	$30	$—	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$127	$894	$86	$(1,499)	$1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	(39)	(172)	1,424	19
Total realized/unrealized gains (losses) included in AOCI	—	—	(541)	—	—
Purchases (3)	—	199	82	—	146
Sales (3)	(108)	(19)	—	—	(1,107)
Issuances (3)	—	—	(3)	—	3
Settlements (3)	(11)	—	62	(17)	4
Transfers into Level 3 (4)	—	3	—	—	—
Transfers out of Level 3 (4)	—	(102)	—	—	(18)
Balance, end of period	$—	$936	$(486)	$(92)	$1,005
Nine Months Ended September 30, 2021
Balance, beginning of period	$165	$565	$452	$(2,061)	$939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	120	(112)	663	4
Total realized/unrealized gains (losses) included in AOCI	—	—	(373)	—	—
Purchases (3)	—	137	13	—	324
Sales (3)	(11)	(23)	—	—	(43)
Issuances (3)	—	—	(5)	—	(1)
Settlements (3)	(17)	—	68	(130)	6
Transfers into Level 3 (4)	—	74	1	—	10
Transfers out of Level 3 (4)	—	(29)	1	—	(2)
Balance, end of period	$134	$844	$45	$(1,528)	$1,237
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$—	$(44)	$(133)	$1,426	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(7)	$117	$(26)	$663	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$(478)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$(206)	$—	$—
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

	September 30, 2022	December 31, 2021
	(In millions)
Unpaid principal balance	$—	$130
Difference between estimated fair value and unpaid principal balance	—	(3)
Carrying value at estimated fair value	$—	$127
Loans in nonaccrual status	$—	$32
Loans more than 90 days past due	$—	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$(7)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$61,603	$—	$—	$58,419	$58,419
Policy loans	$5,732	$—	$—	$6,148	$6,148
Other invested assets	$1,910	$—	$1,933	$—	$1,933
Premiums, reinsurance and other receivables	$11,833	$—	$302	$11,772	$12,074
Liabilities
Policyholder account balances	$78,941	$—	$—	$75,910	$75,910
Long-term debt	$1,615	$—	$1,693	$—	$1,693
Other liabilities	$12,313	$—	$314	$11,970	$12,284
Separate account liabilities	$38,509	$—	$38,509	$—	$38,509

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$60,092	$—	$—	$63,094	$63,094
Policy loans	$5,816	$—	$—	$6,710	$6,710
Other invested assets	$2,230	$—	$1,932	$356	$2,288
Premiums, reinsurance and other receivables	$12,101	$—	$156	$12,375	$12,531
Liabilities
Policyholder account balances	$76,387	$—	$—	$79,182	$79,182
Long-term debt	$1,659	$—	$2,000	$—	$2,000
Other liabilities	$12,357	$—	$159	$12,412	$12,571
Separate account liabilities	$54,254	$—	$54,254	$—	$54,254
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(5,214)	$1,905	$(89)	$(379)	$(3,777)
OCI before reclassifications	(8,845)	284	(88)	—	(8,649)
Deferred income tax benefit (expense)	1,872	(60)	19	—	1,831
AOCI before reclassifications, net of income tax	(12,187)	2,129	(158)	(379)	(10,595)
Amounts reclassified from AOCI	186	485	—	10	681
Deferred income tax benefit (expense)	(40)	(102)	—	(2)	(144)
Amounts reclassified from AOCI, net of income tax	146	383	—	8	537
Balance, end of period	$(12,041)	$2,512	$(158)	$(371)	$(10,058)

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,938	$1,419	$(33)	$(445)	$9,879
OCI before reclassifications	38	228	7	3	276
Deferred income tax benefit (expense)	20	(178)	(2)	—	(160)
AOCI before reclassifications, net of income tax	8,996	1,469	(28)	(442)	9,995
Amounts reclassified from AOCI	(13)	233	—	7	227
Deferred income tax benefit (expense)	2	75	—	(2)	75
Amounts reclassified from AOCI, net of income tax	(11)	308	—	5	302
Balance, end of period	$8,985	$1,777	$(28)	$(437)	$10,297

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,485	$1,872	$(45)	$(395)	$9,917
OCI before reclassifications	(26,804)	(202)	(140)	—	(27,146)
Deferred income tax benefit (expense)	5,643	42	27	—	5,712
AOCI before reclassifications, net of income tax	(12,676)	1,712	(158)	(395)	(11,517)
Amounts reclassified from AOCI	805	1,013	—	30	1,848
Deferred income tax benefit (expense)	(170)	(213)	—	(6)	(389)
Amounts reclassified from AOCI, net of income tax	635	800	—	24	1,459
Balance, end of period	$(12,041)	$2,512	$(158)	$(371)	$(10,058)

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,384	$1,791	$(53)	$(460)	$11,662
OCI before reclassifications	(1,862)	(173)	31	1	(2,003)
Deferred income tax benefit (expense)	428	(94)	(6)	—	328
AOCI before reclassifications, net of income tax	8,950	1,524	(28)	(459)	9,987
Amounts reclassified from AOCI	46	164	—	28	238
Deferred income tax benefit (expense)	(11)	89	—	(6)	72
Amounts reclassified from AOCI, net of income tax	35	253	—	22	310
Balance, end of period	$8,985	$1,777	$(28)	$(437)	$10,297
__________________
(1)See Note 5 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(174)	$17	$(775)	$(17)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	(3)	4	(10)	Net investment income
Net unrealized investment gains (losses)	(13)	(1)	(34)	(19)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(186)	13	(805)	(46)
Income tax (expense) benefit	40	(2)	170	11
Net unrealized investment gains (losses), net of income tax	(146)	11	(635)	(35)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	15	14	46	41	Net investment income
Interest rate derivatives	(16)	8	55	56	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	2	3	4	Net investment income
Foreign currency exchange rate derivatives	(485)	(257)	(1,117)	(265)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(485)	(233)	(1,013)	(164)
Income tax (expense) benefit	102	(75)	213	(89)
Gains (losses) on cash flow hedges, net of income tax	(383)	(308)	(800)	(253)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(10)	(10)	(31)	(33)
Amortization of prior service (costs) credit	—	3	1	5
Amortization of defined benefit plan items, before income tax	(10)	(7)	(30)	(28)
Income tax (expense) benefit	2	2	6	6
Amortization of defined benefit plan items, net of income tax	(8)	(5)	(24)	(22)
Total reclassifications, net of income tax	$(537)	$(302)	$(1,459)	$(310)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Prepaid legal plans	$105	$99	$319	$298
Recordkeeping and administrative services (1)	40	53	129	158
Administrative services-only contracts	56	54	168	166
Other revenue from service contracts from customers	8	6	22	26
Total revenues from service contracts from customers	209	212	638	648
Other (2)	292	156	648	577
Total other revenues	$501	$368	$1,286	$1,225
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 12.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
General and administrative expenses (1)	$675	$566	$2,039	$1,660
Pension, postretirement and postemployment benefit costs	30	27	89	85
Premium taxes, other taxes, and licenses & fees	108	77	269	243
Commissions and other variable expenses	755	1,048	1,728	2,030
Capitalization of DAC	(58)	(16)	(120)	(45)
Amortization of DAC and VOBA	(119)	99	55	171
Interest expense on debt	27	24	76	72
Total other expenses	$1,418	$1,825	$4,136	$4,216
__________________
(1)Includes $21 million and $95 million for the three months and nine months ended September 30, 2022, respectively, and ($14) million and ($71) million for the three months and nine months ended September 30, 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 12 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Income Tax
For the three months and nine months ended September 30, 2022, the effective tax rate on income (loss) before provision for income tax was 17% and 16%, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits related to tax credits. The Company’s effective tax rate for the nine months ended September 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits related to tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Cannot Be Made
For other matters, the Company is not currently able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
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
As reported in the 2021 Annual Report, Metropolitan Life Insurance Company received approximately 2,824 asbestos-related claims in 2021. For the nine months ended September 30, 2022 and 2021, Metropolitan Life Insurance Company received approximately 1,962 and 2,156 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2021. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2022.
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into this issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits and additional legal actions relating to this issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.5 billion and $3.1 billion at September 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.5 billion at both September 30, 2022 and December 31, 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $263 million, with a cumulative maximum of $365 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both September 30, 2022 and December 31, 2021, for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $686 million and $2.0 billion for the three months and nine months ended September 30, 2022, respectively, and $624 million and $1.8 billion for the three months and nine months ended September 30, 2021, respectively. Total revenues received from affiliates related to these agreements were $13 million and $36 million for the three months and nine months ended September 30, 2022, respectively, and $11 million and $32 million for the three months and nine months ended September 30, 2021, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $69 million and $143 million at September 30, 2022 and December 31, 2021, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Premiums
Reinsurance assumed	$2	$3	$5	$845
Reinsurance ceded	(29)	(26)	(97)	(86)
Net premiums	$(27)	$(23)	$(92)	$759
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	(4)	(13)	(11)	(14)
Net universal life and investment-type product policy fees	$(4)	$(13)	$(11)	$(14)
Other revenues
Reinsurance assumed	$23	$1	$52	$3
Reinsurance ceded	106	96	353	379
Net other revenues	$129	$97	$405	$382
Policyholder benefits and claims
Reinsurance assumed	$17	$1	$51	$833
Reinsurance ceded	(36)	(43)	(117)	(115)
Net policyholder benefits and claims	$(19)	$(42)	$(66)	$718
Interest credited to policyholder account balances
Reinsurance assumed	$26	$8	$47	$22
Reinsurance ceded	(3)	(3)	(9)	(9)
Net interest credited to policyholder account balances	$23	$5	$38	$13
Other expenses
Reinsurance assumed	$4	$—	$14	$19
Reinsurance ceded	343	713	533	947
Net other expenses	$347	$713	$547	$966

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2022		December 31, 2021
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$538	$11,336	$25	$11,710
Deferred policy acquisition costs and value of business acquired	69	(164)	6	(139)
Total assets	$607	$11,172	$31	$11,571
Liabilities
Future policy benefits	$3,012	$10	$3,139	$(10)
Policyholder account balances	3,533	—	366	—
Other policy-related balances	63	(3)	14	—
Other liabilities	908	10,380	894	12,190
Total liabilities	$7,516	$10,387	$4,413	$12,180
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($31) million and $31 million at September 30, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with these embedded derivatives were $15 million and $62 million for the three months and nine months ended September 30, 2022, respectively, and $1 million and $14 million for the three months and nine months ended September 30, 2021, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($464) million and $1.0 billion at September 30, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivative were $388 million and $1.5 billion for the three months and nine months ended September 30, 2022, respectively, and $50 million and $279 million for the three months and nine months ended September 30, 2021, respectively.

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
The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs have concluded due to global economic recovery and rising inflation. In the United States, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) ended its asset purchase program in March 2022 and began to reduce its holdings on June 1, 2022. The Federal Open Market Committee has repeatedly raised interest rates in 2022; further increases in the target range for the federal funds rate are expected throughout 2022 to combat inflation. This has caused the gap between the two-year U.S. Treasury and the 10-year U.S. Treasury yield to invert and has contributed to a heightened level of concern about an economic downturn in the United States before the end of 2023. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
See “— Results of Operations” for further information regarding the effect of the COVID-19 pandemic on our businesses.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2021 Annual Report, as amended or supplemented here.

Insurance Regulation
U.S. Federal Initiatives
U.S. federal initiatives can affect our business in a variety of ways, including regulation of financial services, securities, derivatives, pensions, health care, money laundering, foreign sanctions and corrupt practices, and taxation. The Inflation Reduction Act, signed into law by President Biden on August 16, 2022, included a number of tax-related provisions including a fifteen percent alternative minimum tax rate on adjusted financial statement income. This provision will be effective on January 1, 2023 and is not expected to have a material impact on our results of operations.
Surplus and Capital
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to certain factors used to calculate Life risk-based capital (“RBC”), which is the denominator of the RBC ratio, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced our RBC ratio. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021. These revisions had a modest net positive RBC impact on us. The NAIC has also approved an RBC update for mortality risk that will take effect at year-end 2022, and we expect this revision to have a modest net positive RBC impact on us.
Securities, Broker-Dealer and Investment Adviser Regulation
The New York State Department of Financial Services (“NYDFS”) Regulation 187 -- Suitability and Best Interests in Life Insurance and Annuity Transactions incorporates the “best interest” standard for annuity transactions and sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned the regulation for being unconstitutionally vague; however, the New York State Court of Appeals reversed this ruling on October 20, 2022.
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

Results of Operations
Consolidated Results

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Revenues
Premiums	$25,347	$17,971
Universal life and investment-type product policy fees	1,523	1,555
Net investment income	7,528	9,552
Other revenues	1,286	1,225
Net investment gains (losses)	(391)	692
Net derivative gains (losses)	980	(906)
Total revenues	36,273	30,089
Expenses
Policyholder benefits and claims and policyholder dividends	27,107	20,895
Interest credited to policyholder account balances	1,645	1,535
Capitalization of DAC	(120)	(45)
Amortization of DAC and VOBA	55	171
Interest expense on debt	76	72
Other expenses	4,125	4,018
Total expenses	32,888	26,646
Income (loss) before provision for income tax	3,385	3,443
Provision for income tax expense (benefit)	539	510
Net income (loss)	2,846	2,933
Less: Net income (loss) attributable to noncontrolling interests	4	5
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,842	$2,928
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
During the nine months ended September 30, 2022, net income (loss) decreased $87 million from the prior period, primarily driven by unfavorable changes in adjusted earnings and net investment gains (losses), largely offset by a favorable change in net derivative gains (losses), net of investment hedge adjustments, and a favorable change from our annual actuarial assumption reviews.
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
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and NYDFS statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives, which are included in the non-VA program derivatives section of the table below, mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
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

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(1,081)	$(830)
Foreign currency exchange rate	611	189
Credit	(84)	47
Equity	316	(570)
Non-VA embedded derivatives	1,581	278
Total non-VA program derivatives	1,343	(886)
VA program derivatives:
Embedded derivatives-direct and assumed guarantees:
Market risks	273	524
Nonperformance risk adjustment	41	(10)
Other risks	(471)	(129)
Total	(157)	385
Freestanding derivatives hedging direct and assumed embedded derivatives	(206)	(405)
Total VA program derivatives	(363)	(20)
Net derivative gains (losses)	$980	$(906)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $2.2 billion ($1.8 billion, net of income tax). This was primarily due to a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. In addition, key equity indexes decreased in the current period versus increased in the prior period, favorably impacting equity options and total rate of return swaps acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $343 million ($271 million, net of income tax). This was due to (i) an unfavorable change of $342 million ($270 million, net of income tax) in other risks in embedded derivatives, and (ii) an unfavorable change of $52 million ($41 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives. These unfavorable variances were partially offset by a favorable change of $51 million ($40 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives.
The aforementioned $342 million ($270 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $52 million ($41 million, net of income tax) unfavorable change reflects a $251 million ($198 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $199 million ($157 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P Global Ratings 500 Index decreased 25% in the current period and increased 15% in the prior period.
•Long-term interest rates increased more significantly in the current period compared to the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 162 basis points in the current period and increased 39 basis points in the prior period.
The aforementioned $51 million ($40 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from a favorable change of $34 million ($27 million, net of income tax) related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $17 million ($13 million, net of income tax) related to changes in our own credit spread.
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

Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $1.1 billion ($856 million, net of income tax) primarily reflects: (i) higher losses on sales on fixed maturity securities, (ii) lower gains on sales of real estate investments, and (iii) higher provisions for credit loss on fixed maturity securities, partially offset by (iv) net foreign currency transaction gains in the current period.
Taxes. For the nine months ended September 30, 2022, our effective tax rate on income (loss) before provision for income tax was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the nine months ended September 30, 2021, our effective tax rate on income (loss) before provision for income tax was 15%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $17 million ($14 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $353 million ($279 million, net of income tax) loss was recognized in net derivative gains (losses).
Of the $17 million gain, a $226 million ($179 million, net of income tax) gain was related to DAC and a $209 million ($165 million, net of income tax) charge was associated with reserves. The portion of the $17 million gain that is included in adjusted earnings is a charge of $1 million ($1 million, net of income tax).
The $353 million ($279 million, net of income tax) loss recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives caption in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, including economic assumption updates related to the projection of closed block results and updates to the behavioral assumptions for variable annuities. The breakdown of total current period results is summarized as follows:
•Economic assumption updates resulted in favorable impacts to reserves and DAC for a net gain of $179 million ($142 million, net of income tax).
•Changes in biometric assumptions resulted in favorable impacts to DAC and unfavorable impacts to reserves for a net gain of $1 million ($1 million, net of income tax).
•Changes in policyholder behavior assumptions resulted in unfavorable impacts to reserves and favorable impacts to DAC for a net charge of $201 million ($159 million, net of income tax).
•Changes in operational assumptions resulted in favorable impacts to reserves and unfavorable impacts to DAC for a net gain of $38 million ($30 million, net of income tax).
Results for the prior period include a $167 million ($133 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $6 million ($5 million, net of income tax) loss was recognized in net derivative gains (losses). Of the $167 million charge, a $7 million ($2 million, net of income tax) gain was related to DAC and a $174 million ($135 million, net of income tax) charge was associated with reserves. The portion of the $167 million charge that is included in adjusted earnings is $68 million ($53 million, net of income tax).
Certain other insurance adjustments recorded in the current period include a $115 million ($91 million, net of income tax) favorable reinsurance recapture in our U.S. segment and a $83 million ($66 million, net of income tax) charge related to model refinements in our MetLife Holdings segment. These adjustments are included in adjusted earnings.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $1.4 billion, net of income tax, to $2.2 billion, net of income tax, for the nine months ended September 30, 2022 from $3.6 billion, net of income tax, for the nine months ended September 30, 2021.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net income (loss)	$2,846	$2,933
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(391)	692
Net derivative gains (losses)	980	(906)
Premiums	—	—
Universal life and investment-type product policy fees	57	59
Net investment income	(400)	(444)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	450	(278)
Interest credited to policyholder account balances	—	2
Capitalization of DAC	—	—
Amortization of DAC and VOBA	82	8
Interest expense on debt	—	—
Other expenses	(5)	7
Provision for income tax (expense) benefit	(164)	170
Adjusted earnings	$2,237	$3,623

Premiums, fees and other revenues	$28,156	$20,751
Less: adjustments to premiums, fees and other revenues	57	59
Adjusted premiums, fees and other revenues	$28,099	$20,692

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees, and other revenues for the nine months ended September 30, 2022 increased $7.4 billion, or 36%, compared to the prior period. This was primarily due to higher premiums in our Retirement and Income Solutions (“RIS”) business, as well as growth in our Group Benefits business both within our U.S. segment. The increase in premiums in RIS was mainly driven by a large pension risk transfer transaction in the current period. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our group disability, term life, voluntary products and dental businesses. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in adjusted earnings was lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, partially offset by favorable underwriting, primarily driven by an overall decline in COVID-19 related claims. The favorable change from our annual actuarial assumption reviews also increased adjusted earnings. In addition, the current period includes the favorable impact from a reinsurance recapture in our U.S. segment and the unfavorable impact from model refinements in our MetLife Holdings segment.
Business Growth. Net investment income improved as a result of higher average invested assets, predominantly in our U.S. segment, due to positive net flows, primarily from pension risk transfer transactions and funding agreement issuances. Growth in Corporate & Other’s investment portfolio also contributed to improved net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on long-duration insurance products. In our MetLife Holdings segment, negative net flows from our deferred annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods, which decreased adjusted earnings. Also, in our U.S. segment, higher direct expenses, including certain employee-related costs, coupled with an increase in variable expenses, exceeded the corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, as well as lower DAC amortization, resulted in a $5 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity funds, hedge funds and fair value option securities, as well as lower yields on mortgage loans and lower prepayment fees. These decreases were partially offset by the favorable impact of higher real estate market returns on our real estate investments and higher yields on our fixed income securities. In our U.S. segment, the impact of interest rate fluctuations resulted in an increase in our average interest credited rates on our long-duration insurance products, which drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $1.9 billion decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting results increased adjusted earnings by $330 million primarily due to favorable mortality in our U.S. segment, partially offset by unfavorable claims experience in our MetLife Holdings and U.S. segments. Favorable mortality in our U.S. segment was primarily driven by our Group Benefits business, partially offset by less favorable mortality in our RIS business. The favorable Group Benefits mortality was the result of decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business was driven by our structured settlement and pension risk transfer businesses. In our MetLife Holdings segment, claims experience, mainly in our long-term care business, was less favorable reflecting a smaller impact from the COVID-19 pandemic in the current period. In our U.S. segment, unfavorable claims experience in our disability business was partially offset by growth in our accident & health business, favorable claims experience in our dental business, and growth in our vision business. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $52 million in adjusted earnings. Refinements to certain insurance and other assets and liabilities in both periods resulted in a $67 million increase in adjusted earnings, which includes the favorable impact from a reinsurance recapture in our U.S. segment largely offset by model refinements in our MetLife Holdings segment, all in the current period, as well as unfavorable adjustments to certain deposit reinsurance assets in the prior period. Dividend scale reductions, as well as run-off in Metropolitan Life Insurance Company’s closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $57 million increase in adjusted earnings.

Expenses. Adjusted earnings increased $89 million mainly due to a decrease in corporate-related expenses, partially offset by higher interest expense on tax positions due to audit settlements in both periods.
Taxes. For the nine months ended September 30, 2022, our effective tax rate on adjusted earnings was 14%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the nine months ended September 30, 2021, our effective tax rate on adjusted earnings was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective August 23, 2022.	8-K	000-55029	3.2	August 26, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

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

Date: November 8, 2022