Form 10-K
period 2022-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2023-03-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 8, 2023, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors, including those relating to the COVID-19 pandemic, identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to public health, interest rates, credit spreads, equity, real estate, obligors and counterparties, government default, derivatives, and climate change;
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
(20) deficiencies in our closed block;
(21) impairment of value of business acquired, value of distribution agreements acquired or value of customer relationships acquired;
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
The Company is a provider of insurance, annuities, employee benefits and asset management. We are also one of the largest institutional investors in the United States (“U.S.”) with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the Company’s business.
Our well-recognized brand, market-leading businesses, competitive and innovative product offerings and financial strength and expertise should help drive future growth. MetLife will continue to execute on its Next Horizon strategy, creating value focusing on the following three pillars: (i) Focus; (ii) Simplify; and (iii) Differentiate.
Regulation
Overview
U.S. state regulators primarily regulate Metropolitan Life Insurance Company, with additional federal regulation of some of our products and services. New York’s insurance holding company laws apply to MetLife, Inc. and its U.S. insurance subsidiaries licensed in New York, including Metropolitan Life Insurance Company. Furthermore, consumer protection laws, privacy, anti-money laundering, securities, commodities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of our operations, products and services.
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
MLIC has all material licenses to transact its business in each jurisdiction where it conducts insurance business. The extent of insurance regulation in such jurisdictions varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers with respect to, among other things:
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
We must file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business. Such authorities also periodically examine our operations and accounts. We must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval of, rates and policy forms relating to the insurance written in the jurisdictions in which we operate.
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
The Inflation Reduction Act, signed into law by President Biden on August 16, 2022, included a number of tax-related provisions including a fifteen percent alternative minimum tax rate on adjusted financial statement income. This provision became effective on January 1, 2023 and is not expected to have a material impact on our results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential federal role in regulating businesses such as ours. Dodd-Frank created the Financial Stability Oversight Council, which may designate certain financial companies as non-bank systemically important financial institutions subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”). Dodd-Frank provisions may also affect our investment activities.
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
Until January 2021, the McCarran–Ferguson Act largely exempted insurance from U.S. antitrust laws. However, the Competitive Health Insurance Reform Act amended the McCarran-Ferguson Act such that U.S. antitrust laws now apply to the “business of health insurance” and U.S. regulatory authority expanded accordingly. We expect regulatory oversight and litigation risk for some products, including dental and vision, to increase.
Guaranty Associations and Similar Arrangements
Many jurisdictions in which we transact business require life and health insurers to participate in guaranty or similar associations. These arrangements pay certain insurance benefits owed by impaired, insolvent or failed insurers. Guaranty associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. In addition, certain jurisdictions have government owned or controlled organizations providing life and health insurance to their citizens, whose activities could place additional stress on the adequacy of guaranty fund assessments. Many of these organizations have the power to levy assessments similar to those of the guaranty associations. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. We have established liabilities for guaranty fund assessments that we consider adequate.

Insurance Regulatory Examinations and Other Activities
U.S. state insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.
In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. See Note 16 of the Notes to the Consolidated Financial Statements regarding any reportable contingencies related to findings resulting from our state insurance department examinations.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted examinations and/or investigations or made inquiries relating to sales of our individual life insurance policies, annuities or other products. These examinations, investigations and/or inquiries often focus on the conduct and/or supervision of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, or sales and replacements of annuities and certain riders on such annuities. Over the past several years, we resolved these (and a number of investigations by other regulators) for monetary payments and certain other relief, including restitution payments. We may continue to receive notice of, and may resolve, further investigations and actions on these matters in a similar manner.
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
Policy and Contract Reserve Adequacy Analysis
We and our captive reinsurance subsidiary must annually analyze our statutory reserves adequacy. In each case, a qualified actuary must submit an opinion that states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the insurer’s contractual obligations and related expenses. The actuary considers the adequacy of the statutory reserves in light of the assets held by the insurer with respect to such reserves and related actuarial items, such as the investment earnings on such assets and the consideration the insurer anticipates receiving and retaining under the related policies and contracts. We may increase reserves in order to submit such an opinion without qualification. We and our captive reinsurance subsidiary have provided the opinions, as required, without qualifications since this requirement began.
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
State insurance holding company laws and regulations are generally based on the NAIC’s Insurance Holding Company System Regulatory Act and Regulation (“Model Holding Company Act and Regulation”). These vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. State holding company laws require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors. In 2020, the NYDFS amended its laws to permit the New York Superintendent of Financial Services (“Superintendent”) to act as a group-wide supervisor.

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
All states have also adopted the NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and to document an internal own risk and solvency assessment (“ORSA”) of its material risks in normal and stressed environments. MetLife, Inc. has submitted on behalf of the enterprise an ORSA summary report to the NYDFS annually since this requirement became effective.
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
The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts by building on the state-based regulation system. In furtherance of this initiative, the NAIC adopted changes to its Statutory Annual Statement reporting, effective for year-end 2019, to improve liquidity risk monitoring. The NAIC also adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups. The applicability of the framework is based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The framework is consistent with MetLife’s liquidity risks policies and procedures, and is expected to have no impact on MetLife. A bill is pending in the New York state legislature to adopt the holding company amendments.
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
AG 48 also requires the actuary of a ceding insurer to opine on the assuming insurer’s collateral associated with the treaty and to issue a qualified opinion if the assuming entity is not complying with the requirements of AG 48. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48, as amended by the NAIC in 2016, and establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation became an NAIC accreditation standard on September 1, 2022, with enforcement beginning on January 1, 2023, although states can use AG 48 to satisfy the accreditation requirement.
We cannot predict the capital and reserve impacts, compliance costs, or other effects these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital
Insurers must maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators generally have discretionary authority to limit or prohibit an insurer’s sales to policyholders if the insurer has not maintained minimum surplus or capital or if they find that the further transaction of business would be hazardous to policyholders.
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
The NYDFS issues annual letters on Special Considerations (each, an “SCL”) to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could mandate assumption changes that would require us to increase, or influence our decision to release, certain asset adequacy reserves, which could materially impact our statutory capital and surplus. No changes were made to our asset adequacy reserves in either 2022 or 2021 as a result of the SCL. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements.
The NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced our RBC ratios. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021, which had a modest net positive RBC impact on us. The NAIC has also approved an RBC update for mortality risk that took effect at year-end 2022, which had a modest positive impact on our reported RBC ratio.
The NAIC developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC Template and Instructions and to implement the annual GCC filing requirement with an insurance group’s lead state regulator. The filing requirement becomes effective when the holding company act amendments are adopted by the state where an insurance group’s lead state regulator is located. A bill is pending in the New York State legislature to adopt such amendments. We cannot predict what impact this regulatory tool may have on our business.
NAIC adoptions or NYDFS regulation changes may have a material impact on our RBC ratio.
Diversity and Corporate Governance
The NAIC and state insurance regulators are evaluating issues related to diversity within the insurance industry. In New York, the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS collected data from insurers that met certain New York premium thresholds, including Metropolitan Life Insurance Company, regarding the diversity of their corporate boards and management. The NYDFS plans to publish such data on an aggregate basis to measure progress in the industry, and it now includes diversity-related questions in its examination process. The NAIC is also evaluating issues related to race, diversity and inclusion, and it is examining practices in the insurance industry in order to determine how barriers are created that disadvantage people of color or historically underrepresented groups.
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

Cybersecurity, Privacy and Data Protection Regulation
We are subject to a variety of laws and regulations at the local, state and federal level regarding the collection, storage, use, retrieval, processing, disclosure, protection and security of personal information, including health-related and customer information and data of MetLife employees (our “Associates”). Various local, state and federal laws require companies such as ours to inform consumers of data collection, storage and processing practices and further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly from jurisdiction to jurisdiction. We are also subject to laws and regulations governing the security and integrity of our information systems and the non-public information stored therein, many of which require the implementation and maintenance of a comprehensive information security program, and require notification to affected individuals and regulators of security breaches and other cyber incidents. Given growing cybersecurity risks and threats posed to information and financial systems by nation-states, terrorist organizations and independent criminal actors in recent years, insurance and other regulators have increased focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.
Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology systems by establishing and regulating cybersecurity requirements for banking and insurance entities under the NYDFS’s jurisdiction. In general, the Regulation requires covered entities, including us, to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to assess those risks and protect the confidentiality, integrity and availability of such systems and data. Specifically, the Regulation provides for, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a chief information security officer and other qualified cybersecurity personnel; (v) oversight of third party service providers with access to the information systems and nonpublic personal information of covered entities, including via implementation of written policies and procedures to evaluate the third party service provider’s cybersecurity practices; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. The NYDFS has proposed amendments to the Regulation which, if adopted, would require the implementation of new reporting, governance and oversight measures, and enhanced cybersecurity safeguards (such as annual audits, vulnerability assessments, and password controls and monitoring), and mandate notifications in the event a covered entity makes a cyber-ransom payment. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance costs. Covered entities that fail to comply with the Regulation may be subject to enforcement actions brought by the NYDFS, the result of which could lead to civil penalties, and other legal and reputational costs.
The NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which requires insurers and other entities licensed by a state insurance department to develop, implement and maintain a risk-based information security program. The Cybersecurity Model Law also establishes standards for data security and for investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states in which MLIC is licensed have adopted the Cybersecurity Model Law, and more may adopt it in the future, requiring further compliance and oversight efforts. Such compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure.
On May 12, 2021, President Biden signed Executive Order 14028 on Improving the Nation’s Cybersecurity (the “Order”) to strengthen the U.S. federal government’s cybersecurity defenses and that of its vendors. The Office of Management and Budget (“OMB”) has released several memoranda expounding on various aspects of the Order; for example, OMB released the federal government’s strategy to move towards Zero Trust cybersecurity principles on January 26, 2022. While MetLife provides employee benefits to several of the agencies that are subject to the Order, it is not directly subject to the new requirements at this time, based on the scope of the Order. While the Order is primarily aimed at technology and software providers and suppliers, there are efforts underway within a whole-of-government approach to combat cyber-attacks and ransomware attacks, which could potentially impose additional cybersecurity requirements on MetLife and other federal contractors over time.

Privacy and Data Protection
In the U.S., we are subject to state laws, which impose certain obligations on the processing of personal information and provide consumers specific rights to control their personal information. For instance, the California Consumer Privacy Act (“CCPA”), which applies to certain portions of our business, requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In November 2020, the CCPA was amended by the California Privacy Rights Act (“CPRA”), which took effect in most material respects on January 1, 2023. The CPRA expands the CCPA, including with respect to the processing of certain sensitive personal information, and establishes a regulatory agency, the California Privacy Protection Agency (“CPPA”), to promulgate rules and regulations, and to enforce those requirements. Regulators may impose fines for violations, and individuals have a private right of action for the unauthorized disclosure of personal information as a result of a failure to maintain reasonable security procedures. CCPA enforcement thus far has been limited; it has not been subject to significant litigation and judicial interpretation, and the CPRA has shifted enforcement duties from the state Attorney General to the new CPPA. As a result, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Moreover, in February 2023, the CPPA adopted its final rule changes to the CCPA regulations; these are expected to come into force in April 2023. While a significant portion of our business is exempted from the CCPA’s specific requirements, the Health Insurance Portability and Accountability Act and the insurance laws of several states to which we are subject grant similar rights to insureds, including the right to request copies of their personal information that a company has collected.
Several other states either have proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, some of these state laws (such as those enacted in Virginia, Colorado and Utah) include broad entity-wide exemptions for financial institutions. Additionally, a draft of a new federal privacy bill, the American Data Privacy and Protection Act (“ADPPA”), was introduced in June 2022 with the aim of harmonizing and improving federal data protection legislation. The ADPPA was not enacted during the last Congress, but it or similar federal legislation may be enacted in the future. Adapting our practices to comply with new laws and regulations may increase compliance costs and potentially change our business practices.
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
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and/or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid prohibited non-exempt transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
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

The SEC adopted Regulation Best Interest in 2019, and compliance was required beginning on June 30, 2020. Regulation Best Interest requires broker-dealers to act in the best interest of individual investor retail customers when recommending account types, securities transactions or investment strategies involving securities, including recommendations to IRA owners, as well as non-benefit plan retail customers. In addition, other SEC rules require broker-dealers and investment advisers to retail customers to describe their services and conflicts of interest to their retail customers in client relationship summary disclosure and deliver a copy to their retail customers. In December 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with the new SEC rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective on February 16, 2021. In April 2021, the DOL published additional guidance indicating that it may amend or add to this rule. FINRA rules similarly impose “know your customer” and “suitability” requirements on broker-dealers, as well as supplemental rules relating to sale of variable annuities, including with respect to certain benefit plan customers and IRA owners.
State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs, and Massachusetts has enacted a law to that effect. The NYDFS’s annuity suitability regulation incorporates the “best interest” standard and expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned the regulation for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. Regulation Best Interest under the Securities Exchange Act of 1934, as amended (“Exchange Act”) does not include a private right of action, although the SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law on December 29, 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers such as Metropolitan Life Insurance Company, or could make such selection process more difficult for the parties involved.
Investments Regulation
State insurance laws and regulations limit the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
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
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the SEC’s and CFTC’s interpretive regulations, products we offer, other than stable value contracts, might also be treated as swaps. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Special federal banking rules apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with banking institutions and certain of their affiliates. These rules generally require the banking institutions and their applicable affiliates to limit or delay their counterparties’ default rights (such as their counterparties’ right to terminate the contracts or foreclose on collateral) and restrict assignments and transfers of credit enhancements (such as guarantees) in connection with the banking institution or affiliate bankruptcy, insolvency, resolution or similar proceeding. These rules could limit our recovery in the event of a default, limit our ability to close-out transactions upon the bankruptcy of an affiliate of our counterparty, and increase our counterparty risk.
We expect the amount of collateral we are required to pledge and the payments we are required to make under our OTC swaps transactions to increase as a result of the requirement to pledge initial margin for OTC-bilateral transactions, based on the final margin requirements for non-centrally cleared derivatives.
Securities, Broker-Dealer and Investment Adviser Regulation
Federal and state securities laws and regulations apply to insurance products that are also meet the definition of a “security,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be registered as securities or exempt from registration. As a result, some of our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
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

Under SEC rules, broker-dealers recommending our variable products and other securities offerings to retail customers are required to comply with a “best interest” standard. SEC rules also require broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities. In April 2021, as noted above, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187-Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022.
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
Management of Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators. The NYDFS issued a circular letter in September 2020 stating that it expects foreign authorized insurers, to integrate financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and develop their approach to climate related financial disclosure.
On November 15, 2021, the NYDFS issued final guidance for New York domestic insurers, stating that such insurers are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, insurers should incorporate climate risk into their financial risk management and address this risk through their enterprise risk management functions. As of August 15, 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing additional changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to work on these changes, although the NYDFS will issue further guidance with more specific timelines.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, which requires an insurance group’s enterprise risk management function to address certain additional risks, including climate change risk.
In addition, the Federal Insurance Office (“FIO”) is authorized to monitor the U.S. insurance industry under Dodd- Frank. In furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, the FIO sought public comment on climate-related financial risks in the insurance industry. The FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals.
The SEC is also continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering.
On March 21, 2022, the SEC proposed rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The proposal sets forth proposed rules for disclosure of climate-related risks, material impacts, governance, risk management, financial statement metrics, greenhouse gas emissions, attestation of emissions disclosures, and targets and goals.

Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities,” which references a consent order. See also Note 16 of the Notes to the Consolidated Financial Statements.
London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the United Kingdom (“U.K.”) regulator of London Interbank Offered Rates (“LIBOR”), and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, have announced the cessation dates for the publication of all U.S. Dollar and non-U.S. Dollar LIBOR settings. The cessation dates of many of these settings have occurred and the cessation date of the remaining U.S. Dollar LIBOR settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will occur on June 30, 2023. The FCA has proposed that the ICE Benchmark Administration continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September, 2024.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. The transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts, whether, how, and when we and others develop and adopt alternative reference rates, the availability of synthetic LIBOR and the applicability of U.S. legislative remedies that address LIBOR transaction risk for various legacy U.S. Dollar LIBOR contracts, will influence the effect of any changes to or discontinuation of LIBOR on us. We continue to identify, assess and monitor market and regulatory developments, assess agreement terms, and evaluate operational readiness related to the transition. The SEC’s Division of Examinations (formerly the Office of Compliance Inspections and Examinations) expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee and other industry association efforts on the transition to alternative reference rates. The Company utilized the International Swaps and Derivatives Association, Inc. (“ISDA”) 2020 IBOR Fallbacks Protocol to address the transition from LIBOR and other interbank offered rates to other risk-free rates in its OTC bilateral ISDA derivatives contracts. We also monitor the Financial Accounting Standards Board’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. In March 2022, federal legislation was enacted to address, for U.S. Dollar LIBOR settings scheduled to cease being published at the end of June 2023, the transition to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate U.S. Dollar LIBOR fallback provisions. Except with respect to the one-week and two-month U.S. Dollar LIBOR tenors, the federal legislation supersedes all state law addressing the U.S. Dollar LIBOR transition, including legislation enacted in New York in 2021. The Federal Reserve Board adopted regulations in December 2022 that implement this legislation by identifying benchmark rates based on Term SOFR that will automatically replace LIBOR in specified financial contracts after June 30, 2023. The regulation authorizes specified “determining persons” to select a benchmark replacement and substitutes a Federal Reserve Board-specified replacement where a determining person does not select a workable benchmark replacement by at least June 30, 2023. Each Federal Reserve Board-specified replacement in the regulation incorporates spread adjustments. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

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
These risk factors do not describe all potential risks that could affect us. You should carefully consider the risk factors together with other information contained in this Annual Report on Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data,” and other reports and materials we submit to the SEC.
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, government default or spending reductions to avoid default, business investment, climate change, public health risks, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions in response thereto, may inhibit revenue growth, reduce investment opportunities and result in investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
Higher unemployment, changes to inflation, lower family income, lower corporate earnings, greater government regulation, lower business investment, lower consumer spending, elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations, lapses or surrenders of policies, reduced demand for our products, and deferred or canceled payments of insurance premiums may negatively affect our earnings and capitalization.
Declining equity or debt markets may decrease the account value of our products, reducing certain fees generated by these products, which may increase the level of insurance liabilities we carry. Additionally, higher or lower interest rates may impact the value and/or reduce returns in fixed income investments.
Public Health Risks
Pandemics and other public health issues, and governmental, business, and consumer reactions to them, have affected and may continue to affect economic conditions. They have and may continue to cause illnesses and deaths, changes in consumer or business confidence, behavior and investment and business activity, changes to interest rates and other market risk factors, and governmental or other restrictions on economic activity for prolonged periods. Any of these issues may cause or exacerbate any of the difficult economic conditions we describe in these risk factors.
Interest Rate Risks
Some of our products and investments expose us to interest rate risks, including changes in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.

Interest rate increases may harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses and reductions in net income. Reductions in net income may in turn harm our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security or we determine that the decline in estimated fair value is due to a credit loss. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
The rapidly rising interest rate environment may cause our interest maintenance reserve (“IMR”) balance to decrease or become negative because of our bond sales at a capital loss. Current statutory accounting guidance requires the non-admittance of negative IMR. If our IMR balance becomes negative, our surplus and financial strength may not be captured in the Consolidated Financial Statements due to lower surplus and RBC ratios. The NAIC is considering whether the allowance of a negative IMR balance in statutory accounting should be permitted, although the outcome of this initiative is uncertain.
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
Low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or sustained low market returns, we may incur significant losses due to, among other reasons, losses incurred in our general account and the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. In addition, during periods of sustained lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative. Reductions in net income from these factors may in turn harm our credit instrument covenants or rating agency assessment of our financial condition.
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
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. Market volatility may cause changes in credit spreads, defaults and a lack of pricing transparency. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments. The discount rate used to calculate liabilities for future policy benefits includes a component for market credit spreads. Changes in market credit spreads could result in volatility to liabilities for future policy benefits.

Equity Risks
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the fair value of our managed assets. Our variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
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
Real Estate Risks
Changes in leasable commercial space supply and demand, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate equity investments including joint ventures.
Political, Obligor and Counterparty Risks
Our general account investments could be adversely affected by volatility resulting from economic and political concerns, as well as volatility in specific sectors. The federal government may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by the federal government. One of the most serious threats facing the U.S. economy is the disagreement over the federal debt limit which, if not addressed in the coming months, could lead to a default on the federal debt, adverse market impact and a recession this year.
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
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives agreements, our risks may not be fully hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge additional collateral or make increased payments. In addition, we may face increased costs to the extent we replace counterparties who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.

We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions
In cases of volatility, disruption, or other conditions in global financial markets we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
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
MetLife, Inc. May Be Unable to Access Its Credit Facility, Reducing Our Liquidity and Leading to Downgrades in Credit and Financial Strength Ratings
MetLife, Inc. may fail to comply with or fulfill all conditions under the unsecured revolving credit facility (the “Credit Facility”) MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintain. Lenders may fail to fund their lending commitments under the Credit Facility due to insolvency, illiquidity or other reasons. This could limit our affiliates in supporting our liquidity.
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

Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, health care, accounting, cybersecurity, privacy and data protection, tort reform legislation, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
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
Regulators have reacted and may continue to react to pandemics and other public health issues (such as the COVID-19 pandemic). They may require “no lapse” in policy coverage regardless of whether we receive premiums or are able to assess fees against policyholder account balances. They may extend insurance coverage beyond our policy or contract terms and may impose premium grace periods, suspend cancellations, lower or freeze premium rates, allow non-contractual withdrawals, and extend proof of loss deadlines, including retroactively, exposing us to risks and costs we are unable to foresee or underwrite. We may also adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxing claim documentation requirements, relaxing eligibility criteria, granting premium credits, or other accommodations for customers experiencing economic or other distress. Regulators may restrict our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with others suffering public health-related effects.
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
Governments or Others May Increase our Taxes by Changing or Re-Interpreting Tax Laws, Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws could increase our corporate taxes, reduce our earnings, and adjust the value of our deferred tax assets and liabilities. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes, and authorities who have not imposed taxes in the past may impose taxes.
Customers shifting away from employee benefits, life insurance and annuity contracts, or other tax-preferred products would reduce our income from these products and our asset base, reducing our earnings and potentially affecting the value of our deferred tax assets.
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or our Associates, business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices (such as those related to the COVID-19 pandemic), data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.

We May Face Changes to Interest Rates, the Value of our Financial Instruments, the Competitiveness of our Products, the Performance of our Investments, and our Relationships Due to LIBOR’s Discontinuation and the Uncertainties in Our Transition to Alternative Reference Rates
The FCA, the U.K. regulator of LIBOR, and the ICE Benchmark Administration, the administrator of LIBOR, have announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will cease at the end of June 2023. The FCA has proposed that the ICE Benchmark Administration continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September, 2024. We continue to actively transition to the alternative reference rates. Differences between LIBOR and the applicable alternative reference rates may impact the value of, return on, and markets for, a broad array of our products, our financial instruments, the instruments in which we invest, or interest rates on our borrowing or debt. The effects on our business and investments will vary depending on the transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts, whether, how, and when industry participants adopt alternative reference rates for new products or instruments, the availability of “synthetic” LIBOR and the applicability of U.S. legislative remedies that address LIBOR transition risk for various legacy U.S. Dollar LIBOR contracts. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our cash or derivative positions. We may not effectively hedge or manage risks from differences among applicable alternative reference rates or timing of when such rates take effect.
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
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Regulators' or Customers’ Expectations
Our regulators, customers, or others may evaluate our practices by ESG criteria that are continually evolving and not always clear or readily measurable. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. In June 2022, MetLife announced its goal to achieve net zero greenhouse gas emissions for its global operations and general account investment portfolio by 2050 or sooner. MetLife is reorienting its climate commitments to advance this goal, which involves assumptions and expectations that involve risks and uncertainties. We may fail to meet our commitments or targets. Customers and potential customers may be prohibited or choose not to do business with us based on our sustainability practices and related policies and actions. We may face adverse regulatory, media, or public scrutiny leading to business, reputational, or legal challenges.
Investment Risks
We May Face Defaults, Downgrades, Volatility or Other Events That Adversely Affect the Investments We Hold
In case of a major economic downturn, U.S. government default (or threatened default), acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events, our estimated fair value of our fixed income securities and loan portfolios and corresponding earnings may decline, and the default rate of our investment portfolio may increase. These changes could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels if securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our write-downs or impairments. Our realized losses or impairments on these securities may harm our net income.
The default rate, loss severity or other performance of our mortgage loan investments may change. Any concentration of our mortgage loans by geography, tenancy or property type may have an adverse effect on our investment portfolio, the prices we can obtain when we sell assets, and our results of operations or financial condition. Legislation or regulations that would allow or require modifications to the terms of, or impact the value of, mortgage loans or other investments could harm our investment portfolio.

Pandemics and other major public health issues (such as the COVID-19 pandemic) have affected and may continue to affect financial markets and our investment portfolio. These may continue to contribute to our risk of investment defaults, downgrades and volatility, and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
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
Business Risks
Our Actual Claims or Other Results May Differ From Our Estimates, Assumptions, or Models
If our actual claims experience is less favorable than the underlying underwriting, reserving, and other assumptions we used in establishing claim liabilities, we could be required to reduce value of business acquired (“VOBA”), increase our liabilities, or incur higher costs.
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
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues, changes in regulation and taxes, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are underwritten annually due to more favorable terms from competitors.
We May Face Catastrophes That Affect Liabilities for Policyholder Claims and Reinsurance Availability
Catastrophic events could increase claims, impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing reinsurance defaults. Pandemics and other public health issues or other events may cause a large number of illnesses or deaths. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Governmental and non-governmental organizations may not effectively mitigate catastrophes' effects. We may also be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes.
We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of short-, medium-, or long-term weather-related disasters, public health incidents, and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on our management of climate-related risks.
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
We May Be Required to Impair VOBA, VODA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, significant or sustained equity market declines, significant changes to bond spreads, and certain other economic variables, such as inflation, could cause an impairment of the value of distribution agreements acquired (“VODA”), VOBA or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.
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
The controls of our vendors on whom we rely may not meet our standards or be adequate. Our vendors could fail to perform their services accurately, consistently with applicable law or timely. Our exchange of information with vendors may be imperfect, or our vendors may suffer financial or reputational distress. Each of these may cause errors, misconduct, or discontinuation of services.
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
We May Fail to Protect the Confidentiality and Integrity of Our Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
Our business is highly dependent upon the effective operation of our information systems, and those of our service providers, vendors, and other third parties. Our business relies on the proper functioning of these systems, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses, retaining customer and business records and other core business functions. A failure in the security of such systems, use by our Associates or agents of unauthorized tools, software or other technology to communicate with customers or business counterparties or a failure to maintain the security of our internal or external vendors’ systems, or the confidential information stored thereon, may adversely affect our ability to conduct business, result in regulatory enforcement action and litigation, and harm our results of operations, financial condition and reputation.
We, our Associates and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, and other breaches of cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented, and we require our critical vendors to implement, what we believe to be effective cybersecurity and data protection measures, including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities that are unknown to us or our vendors that may increase the potential of cyber-attacks or unauthorized access. We may not timely detect such incidents.
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
We, our vendors, our reinsurers, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, ransomware or cyber-attack, or war, and ours or their disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations, obtain reinsurance and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data or the financial wherewithal of reinsurers or vendors. Our ability to conduct business effectively and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our Associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a data breach released any of our sensitive financial information, then customers or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.

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
Current Market Conditions
In the U.S., the Federal Reserve Board and the Federal Open Market Committee took various actions in 2022 to promote economic stability and combat inflation, including raising interest rates, although a heightened level of concern about an economic downturn in the U.S. remains. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;
(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of VOBA;
(iii)	estimated fair values of investments in the absence of quoted market values;
(iv)	investment allowance for credit loss (“ACL”) and impairments;
(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
(vi)	measurement of employee benefit plan liabilities;
(vii)	measurement of income taxes and the valuation of deferred tax assets; and
(viii)	liabilities for litigation and regulatory matters.
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
Future policy benefit liabilities for disabled lives are estimated at the time of claim incurral, using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.
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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $20 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the U.S. business variable universal life contracts and variable deferred annuity contracts is 5.75%.
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

Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. To determine the mortgage loan ACL, we apply significant judgment to estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events and current and forecasted economic conditions which are subject to inherent uncertainty and which necessarily change from time to time. The ACL methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 7 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates as conditions change and new information becomes available. The estimated fair value of our mortgage loan portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our mortgage loan portfolio that is foreign denominated, is sensitive to changes in foreign currency exchange rates.
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

Additionally, we ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus, are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.
See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs. See also “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the sensitivity of our derivatives to changes in interest rates, foreign currency exchange rates, and equity market prices.
Employee Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements. The calculation of the obligations and expenses associated with this plan requires an extensive use of assumptions such as the discount rate and rate of future compensation increases, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as the historical experience of the plan, currently available market and industry data, and expected benefit payout streams.
We determine the discount rate used to value the Company’s pension obligation based upon rates commensurate with current yields on high quality corporate bonds. Given our pension obligations as of December 31, 2021, the beginning of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our net periodic benefit costs in 2022 would have been as follows:

Year Ended December 31, 2022
Increase/(Decrease) in Net Periodic Pension Costs
(In millions)
Increase in discount rate by 100 bps	$(7)
Decrease in discount rate by 100 bps	$7
Given our pension obligations as of December 31, 2022, the end of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our pension benefit obligation would have been as follows:

Year Ended December 31, 2022
Increase/(Decrease) in Pension Benefit Obligation
(In millions)
Increase in discount rate by 100 bps	$(81)
Decrease in discount rate by 100 bps	$95
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
Income Taxes and Valuation of Deferred Tax Assets
Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions in which we conduct business.

The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there were a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $127 million increase in the net deferred income tax asset balance at December 31, 2022.
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

Results of Operations
Consolidated Results

	Years Ended December 31,
	2022	2021
	(In millions)
Revenues
Premiums	$31,198	$26,191
Universal life and investment-type product policy fees	1,997	2,062
Net investment income	10,122	12,486
Other revenues	1,698	1,616
Net investment gains (losses)	(127)	652
Net derivative gains (losses)	472	(964)
Total revenues	45,360	42,043
Expenses
Policyholder benefits and claims and policyholder dividends	33,513	30,151
Interest credited to policyholder account balances	2,382	2,027
Capitalization of DAC	(184)	(64)
Amortization of DAC and VOBA	144	259
Interest expense on debt	104	96
Other expenses	5,491	5,326
Total expenses	41,450	37,795
Income (loss) before provision for income tax	3,910	4,248
Provision for income tax expense (benefit)	639	530
Net income (loss)	3,271	3,718
Less: Net income (loss) attributable to noncontrolling interests	28	5
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,243	$3,713
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
During 2022, net income (loss) decreased $447 million from 2021, primarily driven by unfavorable changes in adjusted earnings and net investment gains (losses), largely offset by a favorable change in net derivative gains (losses), net of investment hedge adjustments, and a favorable change from our actuarial assumption reviews.
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

	Years Ended December 31,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(1,113)	$(775)
Foreign currency exchange rate	348	236
Credit	40	54
Equity	(6)	(726)
Non-VA embedded derivatives	1,609	333
Total non-VA program derivatives	878	(878)
VA program derivatives:
Embedded derivatives - direct and assumed guarantees:
Market risks	462	670
Nonperformance risk adjustment	21	27
Other risks	(508)	(297)
Total	(25)	400
Freestanding derivatives hedging direct and assumed embedded derivatives	(381)	(486)
Total VA program derivatives	(406)	(86)
Net derivative gains (losses)	$472	$(964)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.8 billion ($1.4 billion, net of income tax). This was primarily due to a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. In addition, key equity indexes decreased in 2022 versus increased in 2021, favorably impacting equity options and total rate of return swaps (“TRRs”) acquired primarily as part of our macro hedge program. This favorable impact was partially offset by long-term rates increasing more significantly in 2022 compared to 2021. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $320 million ($253 million, net of income tax). This was due to (i) an unfavorable change of $103 million ($81 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, (ii) an unfavorable change of $211 million, ($167 million, net of income tax) in other risks in embedded derivatives. and (iii) an unfavorable change of $6 million ($5 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives.

The aforementioned $103 million ($81 million, net of income tax) unfavorable change reflects a $208 million ($164 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $105 million ($83 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Long-term interest rates increased more significantly in 2022 compared to 2021, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 176 basis points in 2022 and increased 33 basis points in 2021.
•Key equity index levels decreased in 2022 versus increased in 2021, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P 500 Index decreased 19% in 2022 and increased 27% in 2021.
The aforementioned $211 million ($167 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $6 million ($5 million, net of income tax) unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from an unfavorable change of $27 million ($21 million, net of income tax) related to changes in our own credit spread, partially offset by a favorable change of $21 million ($16 million, net of income tax) related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $779 million ($615 million, net of income tax) primarily reflects higher losses on sales on fixed maturity securities, and higher provisions for credit loss on fixed maturity securities, partially offset by net foreign currency transaction gains in 2022.
Taxes. Our 2022 effective tax rate on income (loss) before provision for income tax was 16%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. Our 2021 effective tax rate on income (loss) before provision for income tax was 12%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for 2022 include a $17 million ($14 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $353 million ($279 million, net of income tax) loss was recognized in net derivative gains (losses).
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
Certain other insurance adjustments recorded in 2022 include a $115 million ($91 million, net of income tax) favorable reinsurance recapture in our U.S. segment and an $83 million ($66 million, net of income tax) charge related to model refinements in our MetLife Holdings segment. These adjustments are included in adjusted earnings.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $1.7 billion, net of income tax, to $3.0 billion, net of income tax, for 2022 from $4.7 billion, net of income tax, for 2021.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Years Ended December 31,
	2022	2021
	(In millions)
Net income (loss)	$3,271	$3,718
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(127)	652
Net derivative gains (losses)	472	(964)
Premiums	—	—
Universal life and investment-type product policy fees	75	80
Net investment income	(588)	(579)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	445	(366)
Interest credited to policyholder account balances	—	2
Capitalization of DAC	—	—
Amortization of DAC and VOBA	59	(32)
Interest expense on debt	—	—
Other expenses	23	9
Provision for income tax (expense) benefit	(78)	241
Adjusted earnings	$2,990	$4,675

Premiums, fees and other revenues	$34,893	$29,869
Less: adjustments to premiums, fees and other revenues	75	80
Adjusted premiums, fees and other revenues	$34,818	$29,789
Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for 2022 increased $5.0 billion, or 17%, compared to 2021. This was primarily due to higher premiums in our Retirement and Income Solutions (“RIS”) business, as well as growth in our Group Benefits business, both in our U.S. segment. The increase in premiums in RIS was mainly driven by a large pension risk transfer transaction in 2022. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our group disability, voluntary and dental products.
Our MetLife Holdings segment consists of operations relating to products and businesses that we no longer actively market. We anticipate an annual decline in adjusted premiums, fees and other revenues in our MetLife Holdings segment from expected business run-off. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures. Our future policyholder benefit liability for our long-term care business was $14.3 billion and $14.4 billion as of December 31, 2022 and 2021, respectively.

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in adjusted earnings was lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, partially offset by favorable underwriting, primarily driven by an overall decline in COVID-19 related claims. In addition, the favorable change from our actuarial assumption reviews increased adjusted earnings. Our results for 2022 also included the favorable impact from a reinsurance recapture in our U.S. segment and the unfavorable impact from model refinements in our MetLife Holdings segment. Our results for 2021 included the favorable impact of a tax adjustment related to the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent.
Business Growth. Net investment income improved as a result of higher average invested assets, predominantly in our U.S. segment, due to positive net flows, primarily from pension risk transfer transactions and funding agreement issuances. Growth in Corporate & Other’s investment portfolio also contributed to improved net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on long-duration insurance products. In our MetLife Holdings segment, negative net flows from our deferred annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both years, which decreased adjusted earnings. Also, in our U.S. segment, higher direct expenses, including certain employee-related costs, coupled with an increase in variable expenses, exceeded the corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, as well as lower DAC amortization, resulted in a $15 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity funds, hedge funds and fair value option securities (“FVO Securities”), as well as lower prepayment fees. These decreases were partially offset by higher yields on our fixed income securities and mortgage loans. In our U.S. segment, the impact of interest rate fluctuations resulted in an increase in our average interest credited rates on our deposit-type and long-duration insurance products, which drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $2.5 billion decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting results increased adjusted earnings by $758 million primarily due to favorable mortality in our U.S. segment. Favorable mortality in our U.S. segment was primarily driven by our Group Benefits business, partially offset by less favorable mortality in our RIS business. The favorable Group Benefits mortality was the result of decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business was driven by our structured settlement and pension risk transfer businesses. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $52 million in adjusted earnings. Refinements to certain insurance and other assets and liabilities in both years resulted in a $363 million increase in adjusted earnings, which includes the favorable impact from a reinsurance recapture in our U.S. segment largely offset by model refinements in our MetLife Holdings segment, all in 2022, as well as the favorable impact from adjustments to certain deposit reinsurance assets in both years. Dividend scale reductions, as well as run-off in Metropolitan Life Insurance Company’s closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $78 million increase in adjusted earnings.
Expenses. Adjusted earnings decreased $267 million mainly due to an increase in corporate-related expenses and higher interest expense on tax positions due to audit settlements in both years, partially offset by a decrease in employee-related expenses.
Taxes. Our 2022 effective tax rate on adjusted earnings was 16%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. Our 2021 effective tax rate on adjusted earnings was 14%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation.

Investments
Overview
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
Current Environment
As a large insurer with a diverse investment portfolio, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, the Russia-Ukraine conflict and the COVID-19 pandemic continue to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results,” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 7 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
Selected Country Investments
We have country-specific exposure to volatility posed by local political and economic conditions as a result of our global portfolio diversification objectives for our general account investments. The countries included in the following table have been the most affected by these risks. The table below presents a summary of selected country fixed maturity securities AFS, at estimated fair value, on a “country of risk basis” (e.g. where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at December 31, 2022
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Italy	$10	$12	$333	$355
Peru	79	12	129	220
Russian Federation (3)	35	—	—	35
Turkey	2	—	10	12
Ukraine (3)	—	—	2	2
Total	$126	$24	$474	$624
Investment grade %	66.4%	94.6%	65.3%	66.7%
______________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $756 million, $696 million and $556 million, respectively, at December 31, 2022. The notional value and estimated fair value of the net purchased and written credit default swaps were $68 million and less than $1 million, respectively, at December 31, 2022.

(3)As of December 31, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation sovereign securities were $102 million, $67 million and $35 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation corporate securities were $2 million, $2 million and less than $1 million, respectively. As of December 31, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Ukraine sovereign securities were $1 million, $1 million and less than $1 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Ukraine corporate securities were $3 million, $1 million and $2 million, respectively.
We manage direct and indirect investment exposure in the selected countries through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income, is presented below.

	Years Ended December 31,
	2022	2021
	(In millions)
Net investment income — GAAP	$10,122	$12,486
Investment hedge adjustments	576	571
Other	12	8
Adjusted net investment income (1)	$10,710	$13,065
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

	For the Years Ended December 31,
	2022		2021
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	4.04%	$6,124	4.18%	$6,183
Mortgage loans (3)	4.28%	2,612	4.19%	2,656
Real estate and real estate joint ventures	5.40%	437	3.80%	294
Policy loans	5.01%	288	4.95%	292
Other limited partnership interests (4)	5.28%	435	42.74%	3,169
Cash and short-term investments	4.46%	83	1.89%	8
Other invested assets		1,040		792
Investment income	4.47%	11,019	5.56%	13,394
Investment fees and expenses	(0.13)	(309)	(0.14)	(329)
Adjusted net investment income	4.34%	$10,710	5.42%	$13,065
______________
(1)We calculate yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals and includes the impact of changes in foreign currency exchange rates. Average quarterly asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets and collateral received from derivative counterparties. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Investment income (loss) from fixed maturity securities AFS includes amounts from FVO Securities of ($143) million and $102 million for the years ended December 31, 2022 and 2021, respectively.
(3)Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
(4)See “— Results of Operations — Consolidated Results — Adjusted Earnings” for discussion of results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS
The following table presents public and private fixed maturity securities AFS held at:

	December 31, 2022		December 31, 2021
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$105,977	72.8%	$131,916	75.0%
Privately-placed	39,599	27.2	43,969	25.0
Total fixed maturity securities AFS	$145,576	100.0%	$175,885	100.0%
Percentage of cash and invested assets	55.7%		60.0%
See Note 7 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, continuous gross unrealized losses; as well as realized gains (losses) on sales and disposals.
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2022.
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
On a quarterly basis, we also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.
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
Fair Value of Fixed Maturity Securities AFS
Fixed maturity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	December 31, 2022
Level	Fixed Maturity Securities AFS
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$9,130	6.3%
Level 2
Independent pricing sources	118,325	81.3
Significant other observable inputs	118,325	81.3
Level 3
Independent pricing sources	12,894	8.9
Internal matrix pricing or discounted cash flow techniques	5,189	3.5
Independent broker quotations	38	—
Significant unobservable inputs	18,121	12.4
Total at estimated fair value	$145,576	100.0%
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

The majority of the Level 3 fixed maturity securities AFS were concentrated in three sectors at December 31, 2022: U.S. corporate securities, foreign corporate securities and RMBS. During the year ended December 31, 2022, Level 3 fixed maturity securities AFS decreased by $1.4 billion, or 7.3%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss), partially offset by purchases in excess of sales and transfers into Level 3 in excess of transfers out of Level 3.
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
NAIC designations for non-agency RMBS and CMBS are based on a modeling methodology that estimates security level expected losses under a variety of economic scenarios. The modeling methodology for non-agency RMBS and CMBS issued prior to January 1, 2013 incorporates the amortized cost of the security (including any purchase discounts and prior impairments) and the likelihood of recovery of the amortized cost; while for non-agency RMBS and CMBS issued after January 1, 2013, the modeling methodology does not incorporate the amortized cost of the security. The NAIC’s objective with the modeling methodology is to increase accuracy in estimating expected losses and recovery value, and to use this credit quality assessment to determine an appropriate RBC charge for non-agency RMBS and CMBS. We utilize these NAIC designations for our non-agency RMBS and CMBS in our disclosures below. The NAIC evaluates non-agency RMBS and CMBS held by insurers on an annual basis. When we acquire non-agency RMBS and CMBS that have not been previously evaluated by the NAIC, an internally developed designation is used until a NAIC designation becomes available.
In addition to the six NAIC designations, the NAIC maintains 20 “NAIC designation categories” which is an additional, more granular credit quality categorization. These NAIC designation categories correspond more closely to the NRSRO’s alpha-numeric credit quality ratings. The NAIC maintains unique RBC factors for each of the 20 NAIC designation categories. The NAIC’s goal is to better align RBC charges on securities with the instruments’ actual credit risk.
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
NAIC designations are generally similar to the credit quality ratings of the NRSROs, except for (i) non-agency RMBS and CMBS as described above, and (ii) securities rated Ca or C by NRSROs, included within Caa and lower in our disclosures below, that are designated NAIC 6; accordingly, NAIC designations may not correspond to NRSRO ratings.
The following table presents total fixed maturity securities AFS by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations is provided.

		December 31,
		2022				2021
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$103,739	$(9,023)	$94,716	65.1%	$103,617	$12,569	$116,186	66.0%
Baa	2	46,820	(4,868)	41,952	28.8	44,696	4,826	49,522	28.2
Subtotal investment grade		150,559	(13,891)	136,668	93.9	148,313	17,395	165,708	94.2
Ba	3	7,042	(612)	6,430	4.4	7,127	215	7,342	4.2
B	4	2,320	(191)	2,129	1.5	2,463	(12)	2,451	1.4
Caa and lower	5	370	(92)	278	0.2	389	(24)	365	0.2
In or near default	6	72	(1)	71	—	9	10	19	—
Subtotal below investment grade		9,804	(896)	8,908	6.1	9,988	189	10,177	5.8
Total fixed maturity securities AFS		$160,363	$(14,787)	$145,576	100.0%	$158,301	$17,584	$175,885	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2022
U.S. corporate	$23,238	$22,708	$3,403	$1,558	$164	$19	$51,090
Foreign corporate	6,473	14,969	2,093	412	46	—	23,993
U.S. government and agency	21,977	381	—	—	—	—	22,358
RMBS	18,823	376	56	55	13	10	19,333
ABS & CLO	9,619	1,848	280	63	19	7	11,836
Municipals	7,306	135	23	—	—	—	7,464
CMBS	5,897	69	48	—	29	—	6,043
Foreign government	1,383	1,466	527	41	7	35	3,459
Total fixed maturity securities AFS	$94,716	$41,952	$6,430	$2,129	$278	$71	$145,576
Percentage of total	65.1%	28.8%	4.4%	1.5%	0.2%	—%	100.0%
December 31, 2021
U.S. corporate	$26,778	$26,018	$3,738	$1,675	$193	$—	$58,402
Foreign corporate	8,350	18,242	2,494	487	112	—	29,685
U.S. government and agency	30,765	457	—	—	—	—	31,222
RMBS	22,422	516	132	52	4	19	23,145
ABS & CLO	10,840	1,684	260	76	19	—	12,879
Municipals	8,473	238	17	—	—	—	8,728
CMBS	6,347	330	91	85	25	—	6,878
Foreign government	2,211	2,037	610	76	12	—	4,946
Total fixed maturity securities AFS	$116,186	$49,522	$7,342	$2,451	$365	$19	$175,885
Percentage of total	66.0%	28.2%	4.2%	1.4%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2022 or 2021. The top 10 holdings comprised 2% of total investments at both December 31, 2022 and 2021. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2022		2021
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$16,264	21.7%	$18,828	21.4%
Consumer (1)	15,368	20.5	18,125	20.6
Utility	12,439	16.6	15,494	17.6
Industrial (2)	8,678	11.5	9,694	11.0
Transportation	6,523	8.7	7,488	8.5
Communications	5,739	7.6	7,200	8.2
Energy	5,058	6.7	6,048	6.8
Technology	2,409	3.2	2,743	3.1
Other	2,605	3.5	2,467	2.8
Total	$75,083	100.0%	$88,087	100.0%
__________________
(1)Includes consumer cyclical and consumer non-cyclical.
(2)Includes basic industry, capital goods and other industrial.
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring includes review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $37.2 billion and $42.9 billion of Structured Products, at estimated fair value, at December 31, 2022 and 2021, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile.
On a security type basis, RMBS includes collateralized mortgage obligations and pass-through mortgage-backed securities. Collateralized mortgage obligations are structured by dividing the cash flows of mortgage loans into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are secured by a mortgage loan or collection of mortgage loans. The monthly mortgage loan payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.

On a risk profile basis, RMBS includes Agency and Non-Agency securities. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-Agency securities include prime, prime investor, non-qualified residential mortgage (“NQM”), alternative (“Alt-A”), reperforming and sub-prime mortgage-backed securities. Prime (owner-occupied) and prime investor (non owner-occupied) loans were originated to the most creditworthy borrowers with high quality credit profiles. NQM and Alt-A are classifications of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles, while reperforming loans were previously delinquent that returned to performing status.
The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2022			2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$10,960	56.7%	$(1,160)	$13,184	57.0%	$913
Pass-through mortgage-backed securities	8,373	43.3	(1,046)	9,961	43.0	150
Total RMBS	$19,333	100.0%	$(2,206)	$23,145	100.0%	$1,063
Risk profile
Agency	$11,886	61.5%	$(1,473)	$14,472	62.5%	$523
Non-Agency
Prime and prime investor	2,808	14.5	(451)	2,216	9.2	16
NQM and Alt-A	1,580	8.2	(66)	2,100	9.1	209
Reperforming and sub-prime	2,310	11.9	(142)	3,463	15.0	316
Other (1)	749	3.9	(74)	894	4.2	$(1)
Subtotal Non-Agency	7,447	38.5%	(733)	8,673	37.5%	540
Total RMBS	$19,333	100.0%	$(2,206)	$23,145	100.0%	$1,063
Ratings profile
Rated Aaa and Aa	$15,956	82.5%		$17,956	77.6%
Designated NAIC 1	$18,827	97.4%		$22,480	97.1%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
The majority of our RMBS holdings were rated Aaa and were designated NAIC 1 at December 31, 2022 and 2021.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities and are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2).

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2022			2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Consumer loans	$954	8.1%	$(98)	$1,278	9.9%	$37
Vehicle and equipment loans	892	7.5	(41)	1,165	9.0	7
Credit card loans	801	6.8	(11)	561	4.4	8
Franchise	730	6.2	(94)	563	4.4	11
Digital infrastructure	730	6.2	(78)	547	4.2	4
Student loans	560	4.7	(54)	742	5.8	14
Other (1)	1,509	12.7	(169)	1,495	11.6	17
Total ABS	$6,176	52.2%	$(545)	$6,351	49.3%	$98
CLO (2)	$5,660	47.8%	$(258)	$6,528	50.7%	$(6)
Total ABS & CLO	$11,836	100.0%	$(803)	$12,879	100.0%	$92

ABS ratings profile
Rated Aaa and Aa	$2,582	41.8%		$3,085	48.6%
Designated NAIC 1	$4,506	73.0%		$4,817	75.8%
CLO ratings profile
Rated Aaa and Aa	$4,246	75.0%		$5,172	79.2%
Designated NAIC 1	$5,111	90.3%		$5,979	91.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$6,828	57.7%		$8,257	64.1%
Designated NAIC 1	$9,617	81.3%		$10,796	83.8%
______________
(1)Other ABS are broadly diversified across several subsectors and issuers, including securities with the following collateral types: foreign residential loans, transportation equipment, and renewable energy.
(2)Includes primarily securities collateralized by broadly syndicated bank loans.

CMBS
Our CMBS portfolio is comprised primarily of conduit and single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at.

	December 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,289	71.0%	$(485)	$4,982	72.4%	$169
Single asset and single borrower	1,262	20.9	(117)	1,305	19.0	15
Agency	273	4.5	(24)	219	3.2	21
Commercial real estate collateralized loan obligations	219	3.6	(7)	359	5.2	—
Other	—	—	—	13	0.2	—
Total CMBS	$6,043	100.0%	$(633)	$6,878	100%	$205
Ratings profile
Rated Aaa and Aa	$4,960	82.1%		$5,592	81.3%
Designated NAIC 1	$5,897	97.6%		$6,347	92.3%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 7 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.
Securities Lending Transactions and Repurchase Agreements
We participate in securities lending transactions and repurchase agreements with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $9.9 billion and $18.3 billion at December 31, 2022 and 2021, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2022				2021
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$37,196	59.0%	$174	0.5%	$35,772	59.0%	$260	0.7%
Agricultural	15,869	25.2	105	0.7%	15,450	25.5	79	0.5%
Residential	9,953	15.8	169	1.7%	9,406	15.5	197	2.1%
Total	$63,018	100.0%	$448	0.7%	$60,628	100.0%	$536	0.9%
The carrying value of all mortgage loans, net of ACL, was 23.9% and 20.5% of cash and invested assets at December 31, 2022 and 2021, respectively.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 89% are collateralized by properties located in the U.S., with the remaining 11% collateralized by properties located primarily in Mexico, at December 31, 2022. The carrying values of our commercial and agricultural mortgage loans carried at amortized cost located in California, New York and Texas were 16%, 8% and 7%, respectively, of total commercial and agricultural mortgage loans carried at amortized cost at December 31, 2022. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration. The carrying values of our residential mortgage loans carried at amortized cost located in California, Florida, and New York were 34%, 11%, and 9%, respectively, of total residential mortgage loans carried at amortized cost at December 31, 2022.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans carried at amortized cost at:

	December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$6,840	18.4%	$6,996	19.5%
Middle Atlantic	5,402	14.5	5,450	15.2
Non-U.S.	4,977	13.4	5,500	15.4
South Atlantic	4,913	13.2	5,146	14.4
West South Central	2,784	7.5	2,563	7.2
New England	1,681	4.5	1,727	4.8
Mountain	1,373	3.7	1,171	3.3
East North Central	1,176	3.2	1,491	4.2
West North Central	519	1.4	604	1.7
East South Central	413	1.1	552	1.5
Multi-Region and Other	7,118	19.1	4,572	12.8
Total amortized cost	37,196	100.0%	35,772	100.0%
Less: ACL	174		260
Carrying value, net of ACL	$37,022		$35,512
Property Type
Office	$14,223	38.2%	$15,477	43.3%
Apartment	7,372	19.9	6,441	18.0
Retail	5,521	14.8	5,725	16.0
Industrial	4,217	11.3	3,735	10.4
Hotel	2,306	6.2	2,421	6.8
Other	3,557	9.6	1,973	5.5
Total amortized cost	37,196	100.0%	35,772	100.0%
Less: ACL	174		260
Carrying value, net of ACL	$37,022		$35,512
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 58% and 56% at December 31, 2022 and 2021, respectively, and our average DSCR was 2.4x at both December 31, 2022 and 2021. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 47% and 48% at December 31, 2022 and 2021, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, including single and multi-property projects, and broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $8.4 billion and $7.9 billion, or 3.2% and 2.7% of cash and invested assets, at December 31, 2022 and 2021, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had significantly appreciated to a $4.7 billion and $4.9 billion unrealized gain position at December 31, 2022 and 2021, respectively.

We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the year ended December 31, 2022 or 2021.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2022		2021
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$2,487	29.5%	$2,583	32.8%
Apartment	950	11.3	1,020	13.0
Retail	730	8.6	530	6.7
Hotel	665	7.9	581	7.4
Land	362	4.3	396	5.0
Industrial	268	3.2	336	4.3
Agriculture	5	0.1	18	0.2
Other	6	0.1	9	0.1
Wholly-owned and real estate joint ventures	$5,473	65.0%	$5,473	69.5%
Diversified property types and multi-property	1,156	13.8	931	11.8
Real estate funds	1,787	21.2	1,469	18.7
Total real estate and real estate joint ventures	$8,416	100.0%	$7,873	100.0%
Geographical diversification: Wholly-owned and real estate joint ventures totaled $5.5 billion at December 31, 2022, substantially all of which were located in the U.S., at December 31, 2022, at carrying value. The portion of these properties located in Washington, D.C., Georgia and Massachusetts were each 13% at December 31, 2022, at carrying value.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2022 and 2021, the carrying value of other limited partnership interests was $7.9 billion and $8.8 billion, which included $205 million and $350 million of hedge funds, respectively. Other limited partnership interests were 3.0% of cash and invested assets at both December 31, 2022 and 2021. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, changes in equity market levels, which can impact the underlying results of these private equity funds, are recognized in earnings within our net investment income on a three-month lag.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2022		2021
	Carrying Value	% of Total	Carrying Value	% of Total
Asset Type
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,396	43.8%	$8,618	43.4%
Funds withheld	3,170	16.6%	3,390	17.1%
Tax credit and renewable energy partnerships	1,308	6.8%	1,554	7.8%
Affiliated investments	1,307	6.8%	1,499	7.5%
Annuities funding structured settlement claims	1,238	6.5%	1,251	6.3%
FVO Securities	844	4.4%	848	4.3%
Leveraged leases	731	3.8%	787	4.0%
FHLBNY common stock	659	3.4%	718	3.6%
Operating joint venture	400	2.1%	411	2.1%
Equity securities	240	1.3%	226	1.1%
Direct financing leases	127	0.7%	137	0.7%
Other	728	3.8%	421	2.1%
Total	$19,148	100.0%	$19,860	100.0%
Percentage of cash and invested assets	7.3%		6.8%
See Notes 1, 5, 7 and 8 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, funds withheld, which is comprised primarily of affiliated funds withheld, tax credit and renewable energy partnerships, affiliated investments, annuities funding structured settlement claims, FVO Securities, leveraged and direct financing leases, Federal Home Loan Bank of New York (“FHLBNY”) common stock, our operating joint venture and equity securities, as well as gains (losses) on disposals of leveraged leases and renewable energy partnerships.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 16 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2022 and 2021. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 7 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2022 and 2021.
•The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2022, 2021 and 2020.
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
Derivatives categorized as Level 3 at December 31, 2022 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At December 31, 2022, 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the consolidated balance sheets and does not affect our legal right of offset.
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2022		2021
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$843	$16	$956	$4
Written	9,074	87	6,074	99
Total	$9,917	$103	$7,030	$103
__________________
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2022			2021
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$47	$(3)	$44	$8	$(6)	$2
Written (1)	40	(106)	(66)	34	(11)	23
Total	$87	$(109)	$(22)	$42	$(17)	$25
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps was $89 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to certain credit spreads on certain credit default swaps used as replications widening in the current period and narrowing in the prior period.
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

Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amounts of this non-cash collateral were $1.4 billion and $814 million at estimated fair value, at December 31, 2022 and 2021, respectively. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Embedded Derivatives
See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for information about embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global financial markets and the economy generally due to our large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors. Changing conditions in the global financial markets and the economy may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Investments — Current Environment.”
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $6.0 billion and $1.8 billion at December 31, 2022 and 2021, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $74.0 billion and $87.6 billion at December 31, 2022 and 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance and participating whole life insurance, to a wholly-owned subsidiary, Missouri Reinsurance, Inc. (“MoRe”). The results of these transactions are eliminated within our consolidated results of operations. MetLife, Inc. has also provided a guarantee of MoRe’s payment obligations in a retrocession agreement entered into by MoRe. In addition, Metropolitan Life Insurance Company cedes specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. MetLife, Inc. has committed to maintain the surplus of the other affiliated captive reinsurers, as well as provide a guarantee of one such captive reinsurer’s repayment obligations on letters of credit issued by unaffiliated financial institutions. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.

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

	Years Ended December 31,
	2022	2021
	(In millions)
Sources:
Operating activities, net	$4,667	$3,257
Investing activities, net	3,498	—
Net change in policyholder account balances	5,266	—
Net change in payables for collateral under securities loaned and other transactions	—	1,744
Long-term debt issued	64	35
Financing element on certain derivative instruments and other derivative related transactions, net	308	173
Total sources	13,803	5,209
Uses:
Investing activities, net	—	875
Net change in policyholder account balances	—	2,249
Net change in payables for collateral under securities loaned and other transactions	10,695	—
Long-term debt repaid	57	26
Dividends paid to MetLife, Inc.	3,539	3,393
Other, net	57	42
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	7	4
Total uses	14,355	6,589
Net increase (decrease) in cash and cash equivalents	$(552)	$(1,380)
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
The sum of the estimated cash flows of $106.4 billion ($25.4 billion of which are estimated to occur in one year or less) exceeds the liability amount of $100.0 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
FHLBNY Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company is a member of FHLBNY. For the years ended December 31, 2022 and 2021, we issued $27.1 billion and $31.7 billion, respectively, and repaid $28.3 billion and $32.2 billion, respectively, of funding agreements with FHLBNY. At December 31, 2022 and 2021, total obligations outstanding under these funding agreements were $13.5 billion and $14.7 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2022 and 2021, we issued $45.8 billion and $39.5 billion, respectively, and repaid $44.9 billion and $41.2 billion, respectively, under such funding agreements. At December 31, 2022 and 2021, total obligations outstanding under these funding agreements were $38.2 billion and $37.2 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Federal Agricultural Mortgage Corporation, which are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2022 and 2021, we issued $625 million and $425 million, respectively, and repaid $625 million and $750 million, respectively, under such funding agreements. At both December 31, 2022 and 2021, total obligations outstanding under these funding agreements were $2.1 billion. See Note 3 of the Notes to the Consolidated Financial Statements.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2022	2021
	(In millions)
Short-term debt	$99	$100
Long-term debt (1)	$1,676	$1,659
______________
(1)Includes $438 million and $482 million of long-term debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2022 and 2021, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2022.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Dividends
For the years ended December 31, 2022 and 2021, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $3.5 billion and $3.4 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements.
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

Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 3 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $244.9 billion ($13.4 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $141.8 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2022 and 2021, general account surrenders and withdrawals from annuity products were $1.5 billion and $1.3 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2022, there were funding agreements totaling $127 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2022 and 2021, we had received pledged cash collateral from counterparties of $4.3 billion and $6.6 billion, respectively. At December 31, 2022 and 2021, we had pledged cash collateral to counterparties of $2 million and $0, respectively. See Note 8 of the Notes to the Consolidated Financial Statements.
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

Risk Management
MetLife has an integrated process for managing risk, that is supported by a Risk Appetite Statement approved by the MetLife, Inc. Board of Directors (the “Board” or “Board of Directors”). Risk management is overseen and conducted through multiple Board and senior management risk committees (financial and non-financial). The risk committees are established at the enterprise and local levels, as needed, to oversee capital and risk positions, approve ALM strategies and limits, and establish certain corporate risk standards and policies. The risk committees are comprised of senior leaders from the lines of business and corporate functions which ensures comprehensive coverage and sharing of risk reporting. The Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks impacting the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks.
Three Lines of Defense
MetLife operates under the “Three Lines of Defense” model. Under this model, the lines of business and corporate functions are the first and primary line of defense in identifying, measuring, monitoring, managing, and reporting risks. Global Risk Management forms the second line of defense providing strategic advisory services and effective challenge and oversight to the business and corporate functions in the first line of defense. Internal Audit serves as the third line of defense, providing independent assurance and testing over the risk and control environment and related processes and controls.
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
•Market Risk: is the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuations in financial market, real estate, and other economic factors. Market risk is comprised of interest rate risk, equity risk, foreign currency exchange rate risk, spread risk and inflation risk.
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
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital can be deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business. MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. For further information, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
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
MetLife establishes portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. MetLife also establishes hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, foreign currency exchange rates and inflation), stress scenario payoffs, liquidity, asset sector concentration and credit quality.

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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities AFS, mortgage loans and derivatives, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS & CLO, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities. The foreign currency exchange rate liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Japanese yen, the Euro and the British pound. We hedge foreign currency exchange rate risk with foreign currency swaps, forwards and options.
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
We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, we consider policyholder guarantees and how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio or portfolio group has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.
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
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:
•Risks Related to Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, TRRs, interest rate option contracts and equity variance swaps.
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
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions, interest rate swaps and Treasury locks to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2022. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
•the net present values of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive and foreign currency exchange rate sensitive liabilities do not include $141.6 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets;
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
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on our analysis of the impact of a 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices, we have determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2022
(In millions)
Interest rate risk	$10,416
Foreign currency exchange rate risk	$247
Equity market risk	$106
The risk sensitivities derived used a 100 basis point increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies, and a 10% increase in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$145,576	$(9,145)
FVO Securities		$844	(9)
Mortgage loans		$58,858	(1,896)
Policy loans		$6,143	(159)
Short-term investments		$2,759	(53)
Other invested assets		$2,317	4
Cash and cash equivalents		$9,405	(4)
Accrued investment income		$1,949	—
Premiums, reinsurance and other receivables		$12,280	(518)
Embedded derivatives within asset host contracts (2)		$149	—
Total assets			$(11,780)
Liabilities (3)
Policyholder account balances		$78,938	$1,900
Payables for collateral under securities loaned and other transactions		$14,171	—
Short-term debt		$99	—
Long-term debt		$1,758	74
Other liabilities		$12,513	760
Embedded derivatives within liability host contracts (2)		$140	152
Total liabilities			$2,886
Derivative Instruments
Interest rate swaps	$23,133	$1,553	$(1,186)
Interest rate floors	$23,371	$114	(60)
Interest rate caps	$46,666	$903	293
Interest rate futures	$414	$(1)	(23)
Interest rate options	$39,712	$398	(174)
Interest rate forwards	$2,227	$(404)	(178)
Synthetic guaranteed interest contracts	$13,044	$—	—
Foreign currency swaps	$34,594	$1,878	(142)
Foreign currency forwards	$1,328	$(9)	—
Credit default swaps	$9,917	$103	—
Equity futures	$1,063	$2	(2)
Equity index options	$14,143	$406	(45)
Equity variance swaps	$90	$4	—
Equity total return swaps	$1,922	$(80)	(5)
Total derivative instruments			$(1,522)
Net Change			$(10,416)
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
(3)Excludes $141.6 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 100 basis point increase in interest rates.

Sensitivity to interest rates decreased $4.6 billion to $10.4 billion at December 31, 2022 from $15.0 billion at December 31, 2021.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% depreciation in the U.S. dollar compared to all other currencies at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Depreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$145,576	$1,391
FVO Securities		$844	—
Mortgage loans		$58,858	290
Policy loans		$6,143	—
Short-term investments		$2,759	78
Other invested assets		$2,317	122
Cash and cash equivalents		$9,405	8
Accrued investment income		$1,949	13
Premiums, reinsurance and other receivables		$12,280	—
Embedded derivatives within asset host contracts (2)		$149	15
Total assets			$1,917
Liabilities (3)
Policyholder account balances		$78,938	$(1,251)
Payables for collateral under securities loaned and other transactions		$14,171	—
Long-term debt		$1,758	—
Other liabilities		$12,513	—
Embedded derivatives within liability host contracts (2)		$140	—
Total liabilities			$(1,251)
Derivative Instruments
Interest rate swaps	$23,133	$1,553	$—
Interest rate floors	$23,371	$114	—
Interest rate caps	$46,666	$903	—
Interest rate futures	$414	$(1)	—
Interest rate options	$39,712	$398	—
Interest rate forwards	$2,227	$(404)	—
Synthetic guaranteed interest contracts	$13,044	$—	—
Foreign currency swaps	$34,594	$1,878	(804)
Foreign currency forwards	$1,328	$(9)	(109)
Credit default swaps	$9,917	$103	—
Equity futures	$1,063	$2	—
Equity index options	$14,143	$406	—
Equity variance swaps	$90	$4	—
Equity total return swaps	$1,922	$(80)	—
Total derivative instruments			$(913)
Net Change			$(247)
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

(3)Excludes $141.6 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.
Sensitivity to foreign currency exchange rates increased $22 million to $247 million at December 31, 2022 from $225 million at December 31, 2021.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
FVO Securities		$844	$60
Other invested assets		$2,317	47
Total assets			$107
Liabilities (3)
Policyholder account balances		$78,938	$—
Embedded derivatives within liability host contracts (2)		$140	127
Total liabilities			$127
Derivative Instruments
Interest rate swaps	$23,133	$1,553	$—
Interest rate floors	$23,371	$114	—
Interest rate caps	$46,666	$903	—
Interest rate futures	$414	$(1)	—
Interest rate options	$39,712	$398	—
Interest rate forwards	$2,227	$(404)	—
Synthetic guaranteed interest contracts	$13,044	$—	—
Foreign currency swaps	$34,594	$1,878	—
Foreign currency forwards	$1,328	$(9)	—
Credit default swaps	$9,917	$103	—
Equity futures	$1,063	$2	(78)
Equity index options	$14,143	$406	(68)
Equity variance swaps	$90	$4	—
Equity total return swaps	$1,922	$(80)	(194)
Total derivative instruments			$(340)
Net Change			$(106)
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
(3)Excludes $141.6 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.
Sensitivity to equity market prices decreased $43 million to $106 million at December 31, 2022 from $149 million at December 31, 2021.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Fixed Maturity Securities Available-for-Sale – Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 7, and 9 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3 and had an estimated fair value of $5.2 billion as of December 31, 2022.

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

Insurance Liabilities – Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions at the time policies are issued, which are intended to estimate the experience for the period the policy benefits are payable. Significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves, which are based on current assumptions. Management’s estimate of future policy benefits for long-term care insurance was $14.3 billion as of December 31, 2022.

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
◦evaluated management’s estimate of, or developed an independent estimate of, future policy benefits, on a sample basis, and evaluated differences. This included confirming that assumptions were applied as intended.
◦evaluated the results of the Company’s annual premium deficiency tests.

Derivatives – Valuation of Embedded Derivative Liabilities — Refer to Notes 1, 3, 8, and 9 to the financial statements

Critical Audit Matter Description

The Company’s products include variable annuity contracts with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. The guarantees on variable annuity contracts are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Guarantees accounted for as embedded derivatives include the non-life contingent portion of guaranteed minimum withdrawal benefits and certain non-life contingent portions of guaranteed minimum income benefits, and are recorded in policyholder account balances on the Company’s consolidated balance sheet. Embedded derivatives are measured at estimated fair value separately from the host variable annuity contract using actuarial and capital market assumptions that are updated at least annually. Management’s estimate of such embedded derivative liabilities was $0.4 billion as of December 31, 2022.

Management applies considerable judgment in selecting assumptions used to estimate embedded derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Principal assumptions include mortality, lapse, dynamic lapse, withdrawal, utilization, and discount rates and implied volatilities. The valuation of the embedded derivative liabilities is also based on complex calculations which are data intensive.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of the embedded derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our valuation and actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

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

•With the involvement of our valuation and actuarial specialists, we:
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

Future Adoption of Accounting Pronouncements – Targeted Improvements to the Accounting for Long-Duration Contracts – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company will adopt Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended (“ASU 2018-12”), effective January 1, 2023. The modified retrospective transition method will be used, except in regard to market risk benefits where the Company will use the full retrospective method. Based upon these transition methods, the Company estimates that the January 1, 2021 transition date impact from adoption will include a decrease to retained earnings of approximately $4.0 billion, net of income tax, which includes the impact from the requirement to account for variable annuity guarantees as market risk benefits measured at fair value. Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance which expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. Certain contracts or contract features to be identified as market risk benefits are currently accounted for as embedded derivatives and measured at fair value, while others will transition to fair value measurement upon the adoption of ASU 2018-12.

Management applies considerable judgment in estimating the transition date impact of market risk benefits under the full retrospective method of adoption due to the application of fair value measurement principles which use assumptions to estimate the impact of changes in market conditions and policyholder behavior since contract inception that could result in significant fluctuations in the estimate. Principal assumptions include mortality, lapse, dynamic lapse, withdrawal, utilization, discount rates and implied volatilities. Additionally, the valuation of market risk benefits is based on complex calculations.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that the estimated transition date impact of measuring market risk benefits on contracts or contract features not previously accounted for as embedded derivatives is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the methodologies, models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our valuation and actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated transition date impact of measuring market risk benefits not previously accounted for as embedded derivatives included, among others, the following:

•We tested the effectiveness of controls over the transition to market risk benefit measurement principles under ASU 2018-12, including the related methodologies, models and assumptions used for determining the fair value of market risk benefits not previously accounted for as embedded derivatives.

•With the involvement of our valuation and actuarial specialists, we:

◦evaluated the methods, models, and principal assumptions applied by management in the full retrospective application of market risk benefit measurement principles to estimate the transition date impact

◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions since contract inception

◦developed an independent estimate, on a sample basis, of the market risk benefits not previously accounted for as embedded derivatives and evaluated differences.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 8, 2023

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	2022	2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $114 and $53, respectively); and amortized cost: $160,477 and $158,354, respectively	$145,576	$175,885
Mortgage loans (net of allowance for credit loss of $448 and $536, respectively; includes $144 and $224, respectively, relating to variable interest entities; includes $0 and $127, respectively, under the fair value option)	62,570	60,219
Policy loans	5,729	5,816
Real estate and real estate joint ventures (includes $1,358 and $1,094, respectively, relating to variable interest entities, $299 and $240, respectively, under the fair value option and $0 and $175, respectively, of real estate held-for-sale)	8,416	7,873
Other limited partnership interests	7,887	8,754
Short-term investments, at estimated fair value	2,759	4,866
Other invested assets (net of allowance for credit loss of $19 and $32, respectively; includes $858 and $924, respectively, of leveraged and direct financing leases; $161 and $171, respectively, relating to variable interest entities)	19,148	19,860
Total investments	252,085	283,273
Cash and cash equivalents, principally at estimated fair value	9,405	9,957
Accrued investment income	1,949	1,767
Premiums, reinsurance and other receivables	20,704	20,505
Deferred policy acquisition costs and value of business acquired	5,263	2,598
Current income tax recoverable	165	80
Deferred income tax asset	2,661	—
Other assets	4,367	4,526
Separate account assets	89,241	123,851
Total assets	$385,840	$446,557
Liabilities and Equity
Liabilities
Future policy benefits	$133,725	$132,274
Policyholder account balances	99,967	94,459
Other policy-related balances	7,863	8,094
Policyholder dividends payable	240	312
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	14,171	24,866
Short-term debt	99	100
Long-term debt	1,676	1,659
Deferred income tax liability	—	2,036
Other liabilities	24,489	23,796
Separate account liabilities	89,241	123,851
Total liabilities	371,471	413,129
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,476	12,464
Retained earnings	10,572	10,868
Accumulated other comprehensive income (loss)	(8,896)	9,917
Total Metropolitan Life Insurance Company stockholder’s equity	14,157	33,254
Noncontrolling interests	212	174
Total equity	14,369	33,428
Total liabilities and equity	$385,840	$446,557
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Revenues
Premiums	$31,198	$26,191	$20,741
Universal life and investment-type product policy fees	1,997	2,062	1,996
Net investment income	10,122	12,486	10,250
Other revenues	1,698	1,616	1,661
Net investment gains (losses)	(127)	652	(73)
Net derivative gains (losses)	472	(964)	738
Total revenues	45,360	42,043	35,313
Expenses
Policyholder benefits and claims	32,954	29,423	23,074
Interest credited to policyholder account balances	2,382	2,027	2,247
Policyholder dividends	559	728	901
Other expenses	5,555	5,617	5,013
Total expenses	41,450	37,795	31,235
Income (loss) before provision for income tax	3,910	4,248	4,078
Provision for income tax expense (benefit)	639	530	534
Net income (loss)	3,271	3,718	3,544
Less: Net income (loss) attributable to noncontrolling interests	28	5	(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,243	$3,713	$3,550
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Net income (loss)	$3,271	$3,718	$3,544
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(23,566)	(2,462)	1,911
Unrealized gains (losses) on derivatives	(399)	111	216
Foreign currency translation adjustments	(177)	9	54
Defined benefit plans adjustment	325	82	(108)
Other comprehensive income (loss), before income tax	(23,817)	(2,260)	2,073
Income tax (expense) benefit related to items of other comprehensive income (loss)	5,004	515	(436)
Other comprehensive income (loss), net of income tax	(18,813)	(1,745)	1,637
Comprehensive income (loss)	(15,542)	1,973	5,181
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	28	5	(6)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(15,570)	$1,968	$5,187
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
Cumulative effects of changes in accounting principles, net of income tax			(113)		(113)		(113)
Capital contributions from MetLife, Inc.		5			5		5
Dividends to MetLife, Inc.			(2,832)		(2,832)		(2,832)
Change in equity of noncontrolling interests					—	5	5
Net income (loss)			3,550		3,550	(6)	3,544
Other comprehensive income (loss), net of income tax				1,637	1,637		1,637
Balance at December 31, 2020	5	12,460	10,548	11,662	34,675	183	34,858
Capital contributions from MetLife, Inc.		4			4		4
Dividends to MetLife, Inc.			(3,393)		(3,393)		(3,393)
Change in equity of noncontrolling interests					—	(14)	(14)
Net income (loss)			3,713		3,713	5	3,718
Other comprehensive income (loss), net of income tax				(1,745)	(1,745)		(1,745)
Balance at December 31, 2021	5	12,464	10,868	9,917	33,254	174	33,428
Capital contributions from MetLife, Inc.		12			12		12
Dividends to MetLife, Inc.			(3,539)		(3,539)		(3,539)
Change in equity of noncontrolling interests					—	10	10
Net income (loss)			3,243		3,243	28	3,271
Other comprehensive income (loss), net of income tax				(18,813)	(18,813)		(18,813)
Balance at December 31, 2022	$5	$12,476	$10,572	$(8,896)	$14,157	$212	$14,369
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$3,271	$3,718	$3,544
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	127	136	125
Amortization of premiums and accretion of discounts associated with investments, net	(595)	(656)	(651)
(Gains) losses on investments and from sales of businesses, net	127	(652)	73
(Gains) losses on derivatives, net	1,122	2,480	(299)
(Income) loss from equity method investments, net of dividends or distributions	890	(1,873)	238
Interest credited to policyholder account balances	2,344	1,988	2,213
Universal life and investment-type product policy fees	(1,162)	(1,070)	(1,130)
Change in fair value option and trading securities	123	(125)	(171)
Change in accrued investment income	(230)	69	72
Change in premiums, reinsurance and other receivables	146	752	826
Change in deferred policy acquisition costs and value of business acquired, net	(39)	194	355
Change in income tax	219	5	104
Change in other assets	201	(308)	90
Change in insurance-related liabilities and policy-related balances	(1,958)	(957)	(1,256)
Change in other liabilities	(67)	(370)	(1,372)
Other, net	148	(74)	176
Net cash provided by (used in) operating activities	4,667	3,257	2,937
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	54,515	51,010	46,700
Equity securities	213	565	310
Mortgage loans	8,912	16,790	9,963
Real estate and real estate joint ventures	925	1,329	81
Other limited partnership interests	992	541	464
Short-term investments	8,914	10,309	7,850
Purchases and originations of:
Fixed maturity securities available-for-sale	(49,620)	(52,513)	(48,561)
Equity securities	(127)	(48)	(106)
Mortgage loans	(12,083)	(10,502)	(10,931)
Real estate and real estate joint ventures	(589)	(1,042)	(768)
Other limited partnership interests	(1,036)	(1,896)	(1,071)
Short-term investments	(6,727)	(12,604)	(8,564)
Cash received in connection with freestanding derivatives	2,967	1,720	3,823
Cash paid in connection with freestanding derivatives	(3,971)	(5,181)	(2,886)
Cash received from the redemption of an investment in affiliated preferred stock	—	315	—
Receipts on loans to affiliates	—	87	251
Purchases of loans to affiliates	(19)	(15)	—
Net change in policy loans	87	157	127
Net change in other invested assets	114	74	44
Net change in property, equipment and leasehold improvements	12	15	18
Other, net	19	14	21
Net cash provided by (used in) investing activities	$3,498	$(875)	$(3,235)
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from financing activities
Policyholder account balances:
Deposits	$85,294	$78,129	$77,446
Withdrawals	(80,028)	(80,378)	(74,655)
Net change in payables for collateral under securities loaned and other transactions	(10,695)	1,744	2,757
Long-term debt issued	64	35	128
Long-term debt repaid	(57)	(26)	(97)
Financing element on certain derivative instruments and other derivative related transactions, net	308	173	(40)
Dividends paid to MetLife, Inc.	(3,539)	(3,393)	(2,832)
Other, net	(57)	(42)	(3)
Net cash provided by (used in) financing activities	(8,710)	(3,758)	2,704
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(7)	(4)	4
Change in cash and cash equivalents	(552)	(1,380)	2,410
Cash and cash equivalents, beginning of year	9,957	11,337	8,927
Cash and cash equivalents, end of year	$9,405	$9,957	$11,337
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$102	$95	$99
Income tax	$344	$388	$45
Non-cash transactions:
Capital contributions from MetLife, Inc.	$12	$4	$5
Real estate and real estate joint ventures acquired in satisfaction of debt	$313	$174	$10
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$7,450	$—	$—
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$84	$337	$100
Transfer of fixed maturity securities available-for-sale from an affiliate	$139	$—	$—
Transfer of fixed maturity securities available-for-sale to an affiliate	$328	$—	$296
Transfer of fair value option securities from an affiliate	$186	$—	$—
Transfer of real estate and real estate joint ventures from an affiliate	$144	$—	$380
Transfer of real estate and real estate joint ventures to an affiliate	$144	$—	$—
Increase in other invested assets in connection with affiliated reinsurance transactions	$—	$3,140	$—
Transfer of mortgage loans to an affiliate	$—	$—	$84
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
Reclassifications
Cash flows from short term investments in the prior years’ Consolidated Statement of Cash Flows, which were previously presented net, have been revised to gross presentation to conform with the current year presentation. The revision in presentation was not material to the previously presented financial statements.

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
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, or when events or changes in circumstances indicate that its carrying amount may not be recoverable, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, consistent with credit loss guidance which requires recording an allowance for credit loss (“ACL”).

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
Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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
For purchased credit deteriorated (“PCD”) fixed maturity securities AFS and financing receivables, an ACL is established at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment and is not recognized in earnings.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company consolidates real estate joint ventures and other limited partnership interests of which it holds a controlling financial interest, or it is deemed the primary beneficiary of a VIE. Assets of certain consolidated real estate joint ventures and other limited partnership interests are recorded at estimated fair value. The Company elects the FVO for certain real estate joint ventures that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for real estate joint ventures and other limited partnership interests recorded at estimated fair value are recognized in net investment income.
The Company routinely evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount is not recoverable and exceeds its estimated fair value. When it is determined an equity method investment has had a loss in value that is other than temporary, an impairment is recognized. Such an impairment is charged to net investment gains (losses).
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
•Affiliated investments are comprised of affiliated loans which are stated at unpaid principal balance, adjusted for any unamortized premium or discount. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount.
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
•Investments in Federal Home Loan Bank of New York (“FHLBNY”) common stock are carried at redemption value and are considered restricted investments until redeemed by FHLBNY. Dividends are recognized in net investment income when declared.
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
•Direct financing leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL. Income is recognized by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. The changes in estimated fair value of derivatives related to discontinued cash flow hedges remain in OCI unless it is probable that the hedged forecasted transaction will not occur.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment are used to determine the estimated fair value of assets and liabilities. These unobservable inputs can be based on management’s judgment, assumptions or estimation and may not be observable in market activity. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing the assets.
Employee Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering eligible MetLife employees. A December 31 measurement date is used for the Company’s defined benefit pension plan.
The Company recognizes the funded status of its defined benefit pension plan, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits, in other liabilities.
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
•taxable income in prior carryback years; and
•tax planning strategies, including the intent and ability to hold certain AFS debt securities until they recover in value.
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
Other Accounting Policies
Stock-Based Compensation
The Company does not issue any awards payable in its common stock or options to purchase its common stock. MetLife, Inc. grants certain employees stock-based compensation awards under various plans, subject to vesting conditions. In accordance with a services agreement with an affiliate, the Company bears a proportionate share of stock-based compensation expense. The Company’s expense related to stock-based compensation included in other expenses was $67 million, $59 million and $44 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, the shorter of the useful life or remaining lease term up to 10 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $840 million and $852 million at December 31, 2022 and 2021, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $719 million and $695 million at December 31, 2022 and 2021, respectively.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. ROU assets also include lease payments and exclude lease incentives. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option.
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
Assets, liabilities and operations of foreign affiliates and subsidiaries, as well as investments accounted for under the equity method, are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. For most of the Company’s foreign operations, the local currency is the functional currency. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and revenues and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.
Goodwill
Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of the cost of the acquired entity over the estimated fair value of such assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.
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
On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse economic, industry and market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.
For the 2022 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $86 million in the U.S. segment at both December 31, 2022 and 2021. The goodwill balance was $31 million in the MetLife Holdings segment at both December 31, 2022 and 2021.

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
Adopted Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective January 1, 2022.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope; as amended by ASU 2022-06, Reference Rate Reform (Topic 848)-Deferral of the Sunset Date of Topic 848

The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief. The amendments in ASU 2022-06 extend the sunset date of the reference rate reform optional expedients and exceptions to December 31, 2024.

Effective for contract modifications made between March 12, 2020 and December 31, 2024.	The guidance has reduced the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (“LIBOR”), affected by reference rate reform.

Contract modifications for invested assets and derivative instruments occurred during 2021 and 2022 and will continue into 2023. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2022 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; as amended by ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts
The guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees (“market risk benefits”) on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures.

Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance which expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. Certain contracts or contract features to be identified as “market risk benefits” are currently accounted for as embedded derivatives and measured at fair value, while others will transition to fair value measurement upon the adoption of ASU 2018-12. The methods for determining the fair value of contract features considered to be market risk benefits are similar to the approaches used if it was previously accounted for as an embedded derivative; except that changes in fair value attributable to nonperformance risk now will be recognized directly in OCI.

	The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities. The amendments in ASU 2022-05 allow entities to make an accounting policy election to exclude certain sold or disposed contracts or legal entities from application of the transition guidance. The Company does not intend to make such an election.	January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted). Estimated impacts from adoption as of the transition date of January 1, 2021 are measured using market assumptions appropriate as of that date. Such estimates do not reflect changes in market assumptions subsequent to January 1, 2021.
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

The Company will adopt the guidance effective January 1, 2023. The modified retrospective approach will be used, except in regard to market risk benefits where the Company will use the full retrospective approach. Based upon these transition methods, the Company currently estimates that the January 1, 2021 transition date impact from adoption is expected to result in a decrease to total equity of approximately $17.0 billion, net of income tax.

The expected decrease in total equity includes the estimated impact to AOCI which, as of the transition date, is expected to result in a decrease of approximately $13.0 billion, net of income tax. The most significant drivers of the expected decrease in AOCI are the anticipated impacts of the changes in the discount rates as of the transition date to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the non-performance risk in the valuation of the Company’s market risk benefits. The expected decrease in AOCI is expected to be partially offset by the removal of loss recognition balances recorded in AOCI related to unrealized investment gains associated with certain long-duration products.

The expected decrease in total equity also includes the estimated impact to retained earnings which, from adoption, is expected to result in a decrease of approximately $4.0 billion, net of income tax. This decrease results from the requirement to account for variable annuity guarantees as market risk benefits measured at fair value (except for the changes in fair value already recognized under an existing accounting model) and other valuation impacts to the liability for future policy benefits.

As of December 31, 2022, primarily as a result of increases in market interest rates from the January 1, 2021 transition date to December 31, 2022, we estimate that the transition date reduction to retained earnings will significantly reverse, and that the transition date reduction to AOCI will fully reverse.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require entities that hold equity securities subject to contractual sale restrictions to make disclosures about the fair value of such equity securities, the nature and remaining duration of the restriction(s) and the circumstances that could cause a lapse in the restriction(s).	January 1, 2024, to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption (with early adoption permitted).	The Company is continuing to evaluate the impact of the guidance, and it does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in the new ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023, to be applied prospectively; however, for the transition method related to the recognition and measurement of TDRs, an entity can apply a modified retrospective transition method (with early adoption permitted).	The Company will adopt the ASU effective January 1, 2023 and it does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
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
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses, including the Company’s ancillary non-U.S. operations. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to affiliated reinsurance and intersegment loans, bearing interest rates commensurate with related borrowings).
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2022, 2021 and 2020 and at December 31, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Year Ended December 31, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$28,703	$2,495	$—	$31,198	$—	$31,198
Universal life and investment-type product policy fees	1,122	800	—	1,922	75	1,997
Net investment income (1)	6,362	4,449	(101)	10,710	(588)	10,122
Other revenues	1,064	149	485	1,698	—	1,698
Net investment gains (losses)	—	—	—	—	(127)	(127)
Net derivative gains (losses)	—	—	—	—	472	472
Total revenues	37,251	7,893	384	45,528	(168)	45,360
Expenses
Policyholder benefits and claims and policyholder dividends	28,830	5,128	—	33,958	(445)	33,513
Interest credited to policyholder account balances	1,672	643	67	2,382	—	2,382
Capitalization of DAC	(65)	1	(120)	(184)	—	(184)
Amortization of DAC and VOBA	55	144	4	203	(59)	144
Interest expense on debt	9	8	87	104	—	104
Other expenses	3,464	801	1,249	5,514	(23)	5,491
Total expenses	33,965	6,725	1,287	41,977	(527)	41,450
Provision for income tax expense (benefit)	684	229	(352)	561	78	639
Adjusted earnings	$2,602	$939	$(551)	2,990
Adjustments to:
Total revenues				(168)
Total expenses				527
Provision for income tax (expense) benefit				(78)
Net income (loss)				$3,271		$3,271

At December 31, 2022	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$220,649	$134,379	$30,812	$385,840
Separate account assets	$56,010	$33,231	$—	$89,241
Separate account liabilities	$56,010	$33,231	$—	$89,241
__________________
(1)Net investment income from equity method investments represents 5% and 7% of segment net investment income for the U.S. and MetLife Holdings segments, respectively.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Life insurance	$14,839	$15,432	$14,018
Accident & health insurance	10,111	9,493	8,650
Annuities	9,509	4,541	1,352
Other	434	403	378
Total	$34,893	$29,869	$24,398
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one U.S. segment customer were $8.1 billion for the year ended December 31, 2022, which represented 23%, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from another U.S. segment customer were $3.8 billion, $3.9 billion and $3.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively, which represented 11%, 13% and 14% of the consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2022, 2021 or 2020.
3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2022	2021
	(In millions)
U.S.	$148,060	$145,463
MetLife Holdings	87,284	88,991
Corporate & Other	6,211	373
Total	$241,555	$234,827
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
Participating business represented 3% of the Company’s life insurance in-force at both December 31, 2022 and 2021. Participating policies represented 13%, 14% and 17% of gross traditional life insurance premiums for the years ended December 31, 2022, 2021 and 2020, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct:
Balance at January 1, 2020	$361	$757	$1,075	$166	$2,359
Incurred guaranteed benefits	144	206	320	(12)	658
Paid guaranteed benefits	(12)	(4)	(44)	(14)	(74)
Balance at December 31, 2020	493	959	1,351	140	2,943
Incurred guaranteed benefits	123	82	164	16	385
Paid guaranteed benefits	(14)	(7)	(52)	(15)	(88)
Balance at December 31, 2021	602	1,034	1,463	141	3,240
Incurred guaranteed benefits	247	(193)	65	44	163
Paid guaranteed benefits	(31)	(8)	(60)	(13)	(112)
Balance at December 31, 2022	$818	$833	$1,468	$172	$3,291
Ceded:
Balance at January 1, 2020	$—	$—	$396	$95	$491
Incurred guaranteed benefits	—	—	93	13	106
Paid guaranteed benefits	—	—	(20)	(9)	(29)
Balance at December 31, 2020	—	—	469	99	568
Incurred guaranteed benefits	—	—	63	10	73
Paid guaranteed benefits	—	—	(32)	(10)	(42)
Balance at December 31, 2021	—	—	500	99	599
Incurred guaranteed benefits	—	—	43	18	61
Paid guaranteed benefits	—	—	(24)	(9)	(33)
Balance at December 31, 2022	$—	$—	$519	$108	$627
Net:
Balance at January 1, 2020	$361	$757	$679	$71	$1,868
Incurred guaranteed benefits	144	206	227	(25)	552
Paid guaranteed benefits	(12)	(4)	(24)	(5)	(45)
Balance at December 31, 2020	493	959	882	41	2,375
Incurred guaranteed benefits	123	82	101	6	312
Paid guaranteed benefits	(14)	(7)	(20)	(5)	(46)
Balance at December 31, 2021	602	1,034	963	42	2,641
Incurred guaranteed benefits	247	(193)	22	26	102
Paid guaranteed benefits	(31)	(8)	(36)	(4)	(79)
Balance at December 31, 2022	$818	$833	$949	$64	$2,664

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2022				2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$36,646		$14,515		$48,868		$20,140
Separate account value (1)	$28,259		$13,778		$39,882		$19,347
Net amount at risk	$4,325	(3)	$371	(4)	$1,160	(3)	$461	(4)
Average attained age of contractholders	69 years		68 years		69 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$136		N/A		$135
Net amount at risk	N/A		$65	(5)	N/A		$70	(5)
Average attained age of contractholders	N/A		56 years		N/A		55 years

	December 31,
	2022		2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,748	$791	$5,935	$826
Net amount at risk (6)	$37,051	$4,855	$37,482	$5,181
Average attained age of policyholders	60 years	66 years	59 years	65 years
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2022	2021
	(In millions)
Fund Groupings:
Equity	$17,185	$24,519
Balanced	11,666	16,228
Bond	2,147	2,874
Money Market	37	41
Total	$31,035	$43,662
Obligations Assumed Under Structured Settlement Assignments
The Company assumed structured settlement claim obligations as an assignment company. These liabilities are measured at the present value of the future periodic claims to be provided and reported as other policy-related balances. The Company received a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities to fund these future periodic payment claim obligations and designates payments to be made directly to the claimant by the annuity writer. These annuities funding structured settlement claims are recorded as an investment. The Company has recorded unpaid claim obligations and annuity contracts of equal amounts of $1.2 billion and $1.3 billion at December 31, 2022 and 2021, respectively. See Note 1.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2022, 2021 and 2020, the Company issued $45.8 billion, $39.5 billion and $39.3 billion, respectively, and repaid $44.9 billion, $41.2 billion and $36.7 billion, respectively, of such funding agreements. At December 31, 2022 and 2021, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $38.2 billion and $37.2 billion, respectively.
Metropolitan Life Insurance Company is a member of FHLBNY. Holdings of common stock of FHLBNY, included in other invested assets, were $659 million and $718 million at December 31, 2022 and 2021, respectively.
The Company has also entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2022	2021	2022		2021
	(In millions)
FHLBNY (1)	$13,535	$14,745	$15,946	(2)	$16,645	(2)
Farmer Mac (3)	$2,050	$2,050	$2,148		$2,159
__________________
(1)Represents funding agreements issued to FHLBNY in exchange for cash and for which it has been granted a lien on certain assets, some of which are in the custody of FHLBNY, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under such funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, FHLBNY’s recovery on the collateral is limited to the amount of the Company’s liability to FHLBNY.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

(2)Advances are collateralized primarily by mortgage-backed securities presented at estimated fair value. The remaining collateral is mortgage loans presented at carrying value.
(3)Represents funding agreements issued to a subsidiary of Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2022. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. The information about incurred and paid claims development prior to 2022 is presented as supplementary information.
U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2022
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Dollars in millions)
2013	$6,637	$6,713	$6,719	$6,720	$6,730	$6,720	$6,723	$6,724	$6,726	$6,726	$1	213,283
2014		6,986	6,919	6,913	6,910	6,914	6,919	6,920	6,918	6,920	1	216,148
2015			7,040	7,015	7,014	7,021	7,024	7,025	7,026	7,026	1	218,782
2016				7,125	7,085	7,095	7,104	7,105	7,104	7,107	2	220,671
2017					7,432	7,418	7,425	7,427	7,428	7,428	3	263,546
2018						7,757	7,655	7,646	7,650	7,651	6	251,446
2019							7,935	7,900	7,907	7,917	11	252,015
2020								8,913	9,367	9,389	23	297,022
2021									10,555	10,795	64	327,725
2022										9,640	1,129	276,784
Total										80,599
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(77,480)
All outstanding liabilities for incurral years prior to 2013, net of reinsurance										22
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,141

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In millions)
2013	$5,216	$6,614	$6,664	$6,678	$6,711	$6,715	$6,720	$6,721	$6,723	$6,724
2014		5,428	6,809	6,858	6,869	6,902	6,912	6,915	6,916	6,917
2015			5,524	6,913	6,958	6,974	7,008	7,018	7,022	7,024
2016				5,582	6,980	7,034	7,053	7,086	7,096	7,100
2017					5,761	7,292	7,355	7,374	7,400	7,414
2018						6,008	7,521	7,578	7,595	7,629
2019							6,178	7,756	7,820	7,853
2020								6,862	9,103	9,242
2021									8,008	10,476
2022										7,101
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$77,480

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	76.8%	20.8%	0.8%	0.3%	0.5%	0.1%	0.1%	—%	—%	—%
Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2022
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Dollars in millions)
2013	$1,008	$1,027	$1,032	$1,049	$1,070	$1,069	$1,044	$1,032	$1,025	$1,027	$—	21,139
2014		1,076	1,077	1,079	1,101	1,109	1,098	1,097	1,081	1,078	—	22,853
2015			1,082	1,105	1,093	1,100	1,087	1,081	1,067	1,086	—	21,216
2016				1,131	1,139	1,159	1,162	1,139	1,124	1,123	—	17,973
2017					1,244	1,202	1,203	1,195	1,165	1,181	—	16,328
2018						1,240	1,175	1,163	1,147	1,170	—	15,214
2019							1,277	1,212	1,169	1,177	—	15,392
2020								1,253	1,223	1,155	6	15,719
2021									1,552	1,608	43	19,189
2022										1,695	760	9,970
Total										12,300
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,251)
All outstanding liabilities for incurral years prior to 2013, net of reinsurance										1,496
Total unpaid claims and claim adjustment expenses, net of reinsurance										$7,545

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In millions)
2013	$43	$234	$382	$475	$551	$622	$676	$722	$764	$798
2014		51	266	428	526	609	677	732	778	818
2015			50	264	427	524	601	665	718	764
2016				49	267	433	548	628	696	750
2017					56	290	476	579	655	719
2018						54	314	497	594	666
2019							57	342	522	620
2020								59	355	535
2021									95	505
2022										76
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,251
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	4.8%	21.7%	15.2%	9.0%	7.0%	6.1%	5.0%	4.3%	3.9%	3.3%

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
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses decreased in 2022 compared to the 2021 incurral year due to the decline in COVID-19 claims. For Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2022 compared to 2021 incurral year due to the growth in the size of the business.
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
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.5 billion and $6.2 billion at December 31, 2022 and 2021, respectively. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.2 billion and $1.1 billion at December 31, 2022 and 2021, respectively. The amount of interest accretion recognized was $461 million, $518 million and $452 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts were reflected in policyholder benefits and claims.
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

	December 31, 2022
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$3,141
Group Long-Term Disability	7,545
Total		$10,686
Other insurance lines - all segments combined		883
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		11,569

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	8
Group Long-Term Disability	205
Total		213
Other insurance lines - all segments combined		36
Total reinsurance recoverable on unpaid claims		249
Total unpaid claims and allocated claims adjustment expense		11,818
Discounting		(1,207)
Liability for unpaid claims and claim adjustment liabilities - short-duration		10,611
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		4,837
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$15,448

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$15,059	$13,523	$13,140
Less: Reinsurance recoverables	2,263	1,639	1,525
Net balance at January 1,	12,796	11,884	11,615
Incurred related to:
Current year	20,769	21,201	18,620
Prior years (1)	457	582	(19)
Total incurred	21,226	21,783	18,601
Paid related to:
Current year	(14,565)	(15,405)	(13,854)
Prior years	(6,025)	(5,466)	(4,478)
Total paid	(20,590)	(20,871)	(18,332)
Net balance at December 31,	13,432	12,796	11,884
Add: Reinsurance recoverables	2,016	2,263	1,639
Balance at December 31,	$15,448	$15,059	$13,523
______________
(1)For the years ended December 31, 2022 and 2021, incurred claim activity and claim adjustment expenses associated with prior years increased primarily due to the impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above. For the year ended December 31, 2020, claim and claim adjustment expenses associated with prior years decreased due to favorable claims experience in the current year.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $52.4 billion and $78.8 billion at December 31, 2022 and 2021, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $36.8 billion and $45.0 billion at December 31, 2022 and 2021, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.49% and 2.16% at December 31, 2022 and 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (term insurance, nonparticipating whole life insurance, traditional group life insurance and non-medical health insurance) over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
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
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DAC:
Balance at January 1,	$2,579	$2,626	$3,427
Capitalizations	184	64	51
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	50	(38)	(56)
Other expenses	(193)	(215)	(348)
Total amortization	(143)	(253)	(404)
Unrealized investment gains (losses)	2,625	142	(448)
Balance at December 31,	5,245	2,579	2,626
VOBA:
Balance at January 1,	19	23	26
Amortization related to other expenses	(1)	(6)	(2)
Unrealized investment gains (losses)	—	2	(1)
Balance at December 31,	18	19	23
Total DAC and VOBA:
Balance at December 31,	$5,263	$2,598	$2,649

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	December 31,
	2022	2021
	(In millions)
U.S.	$411	$401
MetLife Holdings	4,732	2,191
Corporate & Other	120	6
Total	$5,263	$2,598
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DSI:
Balance at January 1,	$42	$30	$62
Capitalization	—	—	—
Amortization	(19)	2	(21)
Unrealized investment gains (losses)	44	10	(11)
Balance at December 31,	$67	$42	$30

VODA and VOCRA:
Balance at January 1,	$116	$135	$157
Amortization	(17)	(19)	(22)
Balance at December 31,	$99	$116	$135
Accumulated amortization	$358	$341	$322

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The Company reinsures an 80% quota share of its Group Term Life business and a 50% quota share of its Group Dental business for capital management purposes. The majority of the Company’s other reinsurance activity within this business relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of these policies.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2022 and 2021, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.3 billion and $1.5 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had $2.0 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.6 billion, or 80%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.1 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2021, the Company had $2.3 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.8 billion, or 78%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.2 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Premiums
Direct premiums	$31,275	$23,008	$20,821
Reinsurance assumed	871	4,121	909
Reinsurance ceded	(948)	(938)	(989)
Net premiums	$31,198	$26,191	$20,741
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,268	$2,371	$2,290
Reinsurance assumed	30	(16)	(16)
Reinsurance ceded	(301)	(293)	(278)
Net universal life and investment-type product policy fees	$1,997	$2,062	$1,996
Other revenues
Direct other revenues	$1,027	$1,066	$1,043
Reinsurance assumed	54	13	10
Reinsurance ceded	617	537	608
Net other revenues	$1,698	$1,616	$1,661
Policyholder benefits and claims
Direct policyholder benefits and claims	$33,327	$26,672	$23,488
Reinsurance assumed	843	3,964	811
Reinsurance ceded	(1,216)	(1,213)	(1,225)
Net policyholder benefits and claims	$32,954	$29,423	$23,074
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,285	$1,996	$2,218
Reinsurance assumed	109	43	42
Reinsurance ceded	(12)	(12)	(13)
Net interest credited to policyholder account balances	$2,382	$2,027	$2,247
Other expenses
Direct other expenses	$4,886	$4,459	$4,469
Reinsurance assumed	98	163	71
Reinsurance ceded	571	995	473
Net other expenses	$5,555	$5,617	$5,013

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2022				2021
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$3,006	$1,166	$16,532	$20,704	$2,778	$636	$17,091	$20,505
Deferred policy acquisition costs and value of business acquired	5,370	131	(238)	5,263	2,805	18	(225)	2,598
Total assets	$8,376	$1,297	$16,294	$25,967	$5,583	$654	$16,866	$23,103
Liabilities
Future policy benefits	$129,784	$3,932	$9	$133,725	$128,086	$4,198	$(10)	$132,274
Policyholder account balances	93,716	6,251	—	99,967	94,059	400	—	94,459
Other policy-related balances	7,508	358	(3)	7,863	7,757	337	—	8,094
Other liabilities	8,715	2,160	13,614	24,489	6,259	2,213	15,324	23,796
Total liabilities	$239,723	$12,701	$13,620	$266,044	$236,161	$7,148	$15,314	$258,623
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $11.6 billion and $11.9 billion at December 31, 2022 and 2021, respectively. The deposit liabilities on reinsurance were $1.7 billion at both December 31, 2022 and 2021.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Premiums
Reinsurance assumed	$7	$3,237	$8
Reinsurance ceded	(139)	(114)	(113)
Net premiums	$(132)	$3,123	$(105)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$1	$1
Reinsurance ceded	(14)	(19)	(7)
Net universal life and investment-type product policy fees	$(14)	$(18)	$(6)
Other revenues
Reinsurance assumed	$78	$(11)	$(12)
Reinsurance ceded	472	505	572
Net other revenues	$550	$494	$560
Policyholder benefits and claims
Reinsurance assumed	$36	$3,138	$1
Reinsurance ceded	(159)	(152)	(145)
Net policyholder benefits and claims	$(123)	$2,986	$(144)
Interest credited to policyholder account balances
Reinsurance assumed	$97	$31	$29
Reinsurance ceded	(12)	(12)	(13)
Net interest credited to policyholder account balances	$85	$19	$16
Other expenses
Reinsurance assumed	$36	$89	$—
Reinsurance ceded	644	1,055	516
Net other expenses	$680	$1,144	$516

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2022		2021
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$587	$11,314	$25	$11,710
Deferred policy acquisition costs and value of business acquired	120	(162)	6	(139)
Total assets	$707	$11,152	$31	$11,571
Liabilities
Future policy benefits	$2,938	$9	$3,139	$(10)
Policyholder account balances	6,216	—	366	—
Other policy-related balances	61	(4)	14	—
Other liabilities	910	10,377	894	12,190
Total liabilities	$10,125	$10,382	$4,413	$12,180
Effective April 1, 2021, the Company, through its wholly-owned subsidiary, Missouri Reinsurance, Inc., entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant reinsurance effects to the Company were primarily increases in future policy benefits of $2.9 billion and $3.1 billion at December 31, 2022 and 2021, respectively, as well as premiums of $0 and $3.2 billion, and policyholder benefits and claims of $34 million and $3.1 billion for the years ended December 31, 2022 and 2021, respectively. Also, as a result of this agreement, other invested assets increased by $3.0 billion and $3.2 billion at December 31, 2022 and 2021, respectively.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($28) million and $31 million at December 31, 2022 and 2021, respectively. Net derivative gains (losses) associated with these embedded derivatives were $59 million, $15 million and ($24) million for the years ended December 31, 2022, 2021 and 2020, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and was ($423) million and $1.0 billion at December 31, 2022 and 2021, respectively. Net derivative gains (losses) associated with the embedded derivative were $1.5 billion, $341 million and ($387) million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $746 million and $677 million of unsecured affiliated reinsurance recoverable balances at December 31, 2022 and 2021, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $9.7 billion and $10.1 billion at December 31, 2022 and 2021, respectively. The deposit liabilities on affiliated reinsurance were $874 million and $892 million at December 31, 2022 and 2021, respectively.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2022	2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,214	$38,046
Other policy-related balances	273	290
Policyholder dividends payable	181	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	—	210
Other liabilities	455	263
Total closed block liabilities	38,123	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,648	25,669
Mortgage loans	6,564	6,417
Policy loans	4,084	4,191
Real estate and real estate joint ventures	635	565
Other invested assets	705	556
Total investments	31,636	37,398
Cash and cash equivalents	437	126
Accrued investment income	375	384
Premiums, reinsurance and other receivables	52	50
Current income tax recoverable	88	81
Deferred income tax asset	423	—
Total assets designated to the closed block	33,011	38,039
Excess of closed block liabilities over assets designated to the closed block	5,112	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	(1,357)	2,562
Unrealized gains (losses) on derivatives, net of income tax	262	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	(1,095)	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,017	$4,045
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$1,682	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)	949
Balance at December 31,	$—	$1,682	$2,969

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Revenues
Premiums	$1,104	$1,298	$1,498
Net investment income	1,382	1,541	1,596
Net investment gains (losses)	(51)	(36)	(25)
Net derivative gains (losses)	33	18	(17)
Total revenues	2,468	2,821	3,052
Expenses
Policyholder benefits and claims	1,890	2,150	2,330
Policyholder dividends	453	621	791
Other expenses	90	96	104
Total expenses	2,433	2,867	3,225
Revenues, net of expenses before provision for income tax expense (benefit)	35	(46)	(173)
Provision for income tax expense (benefit)	7	(10)	(36)
Revenues, net of expenses and provision for income tax expense (benefit)	$28	$(36)	$(137)
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities and collateralized loan obligations (“ABS & CLO”), certain structured investment transactions and FVO Securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, prime investor, non-qualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. ABS & CLO includes securities collateralized by consumer loans, corporate loans and broadly syndicated bank loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	December 31,
	2022					2021
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$55,280	$(28)	$649	$4,811	$51,090	$51,328	$(30)	$7,257	$153	$58,402
Foreign corporate	28,328	(3)	206	4,538	23,993	27,475	(10)	2,651	431	29,685
U.S. government and agency	24,409	—	333	2,384	22,358	26,782	—	4,568	128	31,222
RMBS	21,539	—	177	2,383	19,333	22,082	—	1,198	135	23,145
ABS & CLO	12,639	—	9	812	11,836	12,787	—	127	35	12,879
Municipals	7,880	—	256	672	7,464	6,884	—	1,849	5	8,728
CMBS	6,691	(15)	7	640	6,043	6,686	(13)	237	32	6,878
Foreign government	3,711	(68)	140	324	3,459	4,330	—	698	82	4,946
Total fixed maturity securities AFS	$160,477	$(114)	$1,777	$16,564	$145,576	$158,354	$(53)	$18,585	$1,001	$175,885
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $71 million and $19 million at December 31, 2022 and 2021, respectively, with unrealized gains (losses) of ($1) million and $10 million at December 31, 2022 and 2021, respectively.
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$3,214	$25,521	$28,232	$62,542	$40,854	$160,363
Estimated fair value	$3,071	$24,259	$26,014	$55,020	$37,212	$145,576

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

	December 31,
	2022				2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$34,358	$3,953	$3,383	$856	$4,503	$83	$784	$70
Foreign corporate	16,834	3,350	3,977	1,188	4,079	199	1,348	232
U.S. government and agency	13,489	1,895	2,756	489	10,063	78	523	49
RMBS	11,622	1,280	4,585	1,103	7,481	111	314	24
ABS & CLO	7,725	499	3,009	313	5,643	25	593	10
Municipals	3,526	616	133	56	154	4	17	1
CMBS	4,376	426	1,254	213	1,613	20	355	12
Foreign government	1,803	209	306	115	497	37	148	45
Total fixed maturity securities AFS	$93,733	$12,228	$19,403	$4,333	$34,033	$557	$4,082	$443
Investment grade	$88,059	$11,710	$17,470	$3,897	$31,419	$454	$3,273	$353
Below investment grade	5,674	518	1,933	436	2,614	103	809	90
Total fixed maturity securities AFS	$93,733	$12,228	$19,403	$4,333	$34,033	$557	$4,082	$443
Total number of securities in an unrealized loss position	10,688		2,110		2,549		427
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $15.6 billion for the year ended December 31, 2022 to $16.6 billion primarily due to increases in interest rates, widening credit spreads, and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $4.3 billion at December 31, 2022, or 26% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $4.3 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $3.9 billion, or 90%, were related to 1,797 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Below Investment Grade Fixed Maturity Securities AFS
Of the $4.3 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $436 million, or 10%, were related to 313 below investment grade securities. Unrealized losses on below investment grade securities are principally related to foreign corporate and U.S. corporate securities (primarily transportation, consumer and communications). These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At December 31, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2022.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Year Ended December 31, 2022	(In millions)
Balance at January 1,	$30	$10	$—	$13	$53
ACL not previously recorded	13	12	103	2	130
Changes for securities with previously recorded ACL	17	3	(15)	—	5
Securities sold or exchanged	(10)	(22)	(20)	—	(52)
Write-offs	(22)	—	—	—	(22)
Balance at December 31,	$28	$3	$68	$15	$114

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Year Ended December 31, 2021	(In millions)
Balance at January 1,	$43	$8	$—	$—	$51
ACL not previously recorded	48	12	—	9	69
Changes for securities with previously recorded ACL	3	(5)	—	4	2
Securities sold or exchanged	(51)	(5)	—	—	(56)
Write-offs	(13)	—	—	—	(13)
Balance at December 31,	$30	$10	$—	$13	$53

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2022		2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$37,196	59.4%	$35,772	59.4%
Agricultural	15,869	25.4	15,450	25.7
Residential	9,953	15.9	9,406	15.6
Total amortized cost	63,018	100.7	60,628	100.7
Allowance for credit loss	(448)	(0.7)	(536)	(0.9)
Subtotal mortgage loans, net	62,570	100.0	60,092	99.8
Residential — FVO	—	—	127	0.2
Total mortgage loans, net	$62,570	100.0%	$60,219	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 9 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($717) million and ($736) million at December 31, 2022 and 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $171 million, $147 million and $70 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $140 million, $136 million, $77 million, respectively.
Purchases of unaffiliated mortgage loans, consisting primarily of residential mortgage loans, were $2.3 billion, $1.4 billion and $2.8 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates for the years ended December 31, 2022, 2021 and 2020 was $167 million, $277 million and $59 million, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $576 million, $1.0 billion and $540 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company originates mortgage loans through an affiliate. The affiliate originates and acquires mortgage loans and the Company simultaneously purchases participation interests under a master participation agreement. The aggregate amount of mortgage loan participation interests purchased by the Company from such affiliate for the years ended December 31, 2022, 2021 and 2020 was $4.8 billion, $4.7 billion and $3.8 billion, respectively. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $2.6 billion, $1.9 billion and $696 million for the years ended December 31, 2022, 2021 and 2020, respectively.
See “— Real Estate and Real Estate Joint Ventures” for the carrying value of wholly-owned real estate acquired through foreclosure. In addition, for the year ended December 31, 2022, the Company contributed commercial mortgage loans with an amortized cost of $306 million to joint ventures in anticipation of subsequent foreclosure or deed-in-lieu of foreclosure transactions. During the year, the joint ventures completed foreclosure or deed-in-lieu of foreclosure transactions on loans with an amortized cost of $285 million. The real estate collateralizing these foreclosures or deed-in-lieu of foreclosures had an estimated fair value in excess of amortized cost. As a result of the excess of estimated fair value of the collateral over the amortized cost of the commercial mortgage loans, upon consummating the foreclosures or deed-

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

in-lieu of foreclosure transactions, the joint ventures recognized a gain, of which the Company recognized its pro-rata share of $19 million within net investment gains (losses).
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Years Ended December 31,
	2022				2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$260	$79	$197	$536	$199	$97	$221	$517	$186	$49	$54	$289
Adoption of credit loss guidance	—	—	—	—	—	—	—	—	(87)	32	154	99
Provision (release)	(3)	47	(20)	24	61	6	(25)	42	100	18	27	145
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	3	3	—	—	18	18
Charge-offs, net of recoveries	(83)	(21)	(8)	(112)	—	(24)	(2)	(26)	—	(2)	(32)	(34)
Balance at December 31,	$174	$105	$169	$448	$260	$79	$197	$536	$199	$97	$221	$517
__________________
(1)Represents the initial credit losses on purchased mortgage loans accounted for as PCD.
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected TDRs (i.e., the Company grants concessions to a borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

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
Troubled Debt Restructurings
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
For the year ended December 31, 2022, the Company had two commercial mortgage loans modified in a TDR with both pre-modification and post-modification carrying value, after ACL, of $123 million.
For the year ended December 31, 2021, the Company did not have any commercial mortgage loans modified in a TDR.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$3,288	$3,198	$2,142	$2,938	$3,384	$10,519	$2,860	$28,329	76.2%
65% to 75%	1,781	936	730	1,243	788	1,549	—	7,027	18.9
76% to 80%	45	16	83	284	237	159	—	824	2.2
Greater than 80%	33	40	18	134	89	702	—	1,016	2.7
Total	$5,147	$4,190	$2,973	$4,599	$4,498	$12,929	$2,860	$37,196	100.0%
DSCR:
> 1.20x	$4,421	$3,893	$2,763	$4,272	$4,068	$11,175	$2,860	$33,452	89.9%
1.00x - 1.20x	636	94	88	255	152	819	—	2,044	5.5
<1.00x	90	203	122	72	278	935	—	1,700	4.6
Total	$5,147	$4,190	$2,973	$4,599	$4,498	$12,929	$2,860	$37,196	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,902	$1,507	$1,886	$1,498	$2,085	$4,210	$1,107	$14,195	89.4%
65% to 75%	158	229	301	176	44	490	127	1,525	9.6
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	14	76	—	44	4	138	0.9
Total	$2,060	$1,736	$2,201	$1,750	$2,129	$4,755	$1,238	$15,869	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,411	$809	$156	$606	$332	$6,211	$—	$9,525	95.7%
Nonperforming (1)	9	5	6	39	9	360	—	428	4.3
Total	$1,420	$814	$162	$645	$341	$6,571	$—	$9,953	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $143 million and $69 million at December 31, 2022 and 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $639 million, or 1% of total commercial and agricultural mortgage loans, at December 31, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2022 and 2021. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing		Nonaccrual
Portfolio Segment	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Commercial	$—	$—	$—	$—	$158	$146
Agricultural	120	124	18	16	131	225
Residential	428	418	—	—	429	418
Total	$548	$542	$18	$16	$718	$789
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $293 million, $261 million and $503 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $7 million and $134 million at December 31, 2022 and 2021, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either December 31, 2022 or 2021.
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
The following table reconciles the contractual principal to the purchase price of PCD investments:

	Year Ended December 31, 2022
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
	(In millions)
PCD residential mortgage loans	$48	$—	$(3)	$45
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,618	$1,934	$198	$209	$188
Other real estate	487	473	243	186	127
Real estate joint ventures	6,311	5,466	308	180	(59)
Total real estate and real estate joint ventures	$8,416	$7,873	$749	$575	$256

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The carrying value of wholly-owned real estate acquired through foreclosure was $179 million and $180 million at December 31, 2022 and 2021, respectively. Depreciation expense on real estate investments was $86 million, $86 million and $73 million for the years ended December 31, 2022, 2021 and 2020, respectively. Real estate investments were net of accumulated depreciation of $566 million and $581 million at December 31, 2022 and 2021, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office, apartment and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification. Leased real estate investments and income earned, by property type, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$797	$782	$74	$73	$31
Apartment	328	506	34	40	40
Retail	298	363	35	44	66
Industrial	171	260	55	52	50
Land	24	23	—	—	1
Total leased real estate investments	$1,618	$1,934	$198	$209	$188
Future contractual receipts under operating leases at December 31, 2022 were $109 million in 2023, $95 million in 2024, $90 million in 2025, $78 million in 2026, $66 million in 2027, $142 million thereafter and, in total, were $580 million.
Leveraged and Direct Financing Leases
The Company has diversified leveraged and direct financing lease portfolios. Its leveraged leases principally include rail cars, commercial real estate and renewable energy generation facilities, and its direct financing leases principally include renewable energy generation facilities. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data. Generally, estimated residual values are not guaranteed by the lessee or a third party.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2022		2021
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$477	$123	$542	$141
Estimated residual values	517	39	560	39
Subtotal	994	162	1,102	180
Unearned income	(245)	(34)	(284)	(42)
Investment in leases, before ACL	749	128	818	138
ACL	(18)	(1)	(31)	(1)
Investment in leases, net of ACL	$731	$127	$787	$137
__________________
(1)Future contractual receipts under direct financing leases at December 31, 2022 were $18 million in 2023, $18 million in 2024, $18 million in 2025, $16 million in 2026, $13 million in 2027, $40 million thereafter and, in total, were $123 million.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to nine years, but in certain circumstances can be over nine years, while the payment periods for direct financing leases generally range from one to 11 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2022 and 2021, all lease receivables were performing.
The deferred income tax liability related to leveraged leases was $220 million and $272 million at December 31, 2022 and 2021, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2022		2021		2020
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$35	$8	$34	$11	$36	$11
Less: Income tax expense	7	2	7	2	8	2
Lease investment income, net of income tax	$28	$6	$27	$9	$28	$9

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
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 8), funds withheld, tax credit and renewable energy partnerships, affiliated investments (see “— Related Party Investment Transactions”), annuities funding structured settlement claims (see Note 1), FVO Securities, leveraged and direct financing leases (see “— Leases — Leveraged and Direct Financing Leases”), an operating joint venture (see Note 1) and FHLBNY common stock (see “— Invested Assets on Deposit and Pledged as Collateral”).
Tax Credit Partnerships
The carrying value of tax credit partnerships was $749 million and $937 million at December 31, 2022 and 2021, respectively. Losses from tax credit partnerships included within net investment income were $175 million, $197 million and $225 million for the years ended December 31, 2022, 2021 and 2020, respectively.
FVO Securities and Equity Securities
The following table presents FVO Securities and equity securities by security type. Common stock includes common stock and mutual funds.

	December 31,
	2022			2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$673	$171	$844	$598	$250	$848

Equity securities
Common stock	$119	$47	$166	$88	$32	$120
Non-redeemable preferred stock	77	(3)	74	107	(1)	106
Total equity securities	$196	$44	$240	$195	$31	$226
__________________
(1) Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.6 billion and $4.7 billion, principally at estimated fair value, at December 31, 2022 and 2021, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2022 and 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2022			2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
			(In millions)
Securities lending	$6,601	$6,773	$6,625	$14,689	$14,977	$15,116
Repurchase agreements	$3,176	$3,125	$3,057	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at December 31, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2022					2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$935	$4,233	$1,605	$—	$6,773	$3,996	$5,279	$5,702	$—	$14,977

Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,325	$—	$—	$3,325
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

	December 31,
	2022	2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$98	$118
Invested assets pledged as collateral (1)	20,612	20,390
Total invested assets on deposit and pledged as collateral	$20,710	$20,508
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3), derivative transactions (see Note 8) and secured debt (see Note 11).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 6 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $659 million and $718 million, at redemption value, at December 31, 2022 and 2021, respectively.
Collectively Significant Equity Method Investments
The Company held equity method investments of $15.9 billion at December 31, 2022, comprised primarily of other limited partnership interests (private equity funds and hedge funds), real estate joint ventures (including real estate funds), tax credit and renewable energy partnerships and an operating joint venture. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $3.5 billion of unfunded commitments at December 31, 2022.
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
Aggregate total assets of these entities totaled $1.0 trillion at both December 31, 2022 and 2021. Aggregate total liabilities of these entities totaled $119.8 billion and $126.4 billion at December 31, 2022 and 2021, respectively. Aggregate net income (loss) of these entities totaled ($8.3) billion, $218.6 billion and $34.4 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2022		2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures	$1,357	$—	$1,094	$—
Mortgage loan joint ventures	147	—	226	—
Investment funds (primarily other invested assets)	98	—	101	—
Renewable energy partnership (primarily other invested assets)	76	—	79	—
Total	$1,678	$—	$1,500	$—

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2022		2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$35,813	$35,813	$43,653	$43,653
Other limited partnership interests	7,299	9,716	8,005	11,057
Other invested assets	1,342	1,509	1,605	1,815
Real estate joint ventures	86	88	97	100
Total	$44,540	$47,126	$53,360	$56,625
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2022, 2021 and 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2022	2021	2020
	(In millions)
Fixed maturity securities AFS	$6,458	$6,101	$6,535
Mortgage loans	2,615	2,661	2,836
Policy loans	288	292	305
Real estate and real estate joint ventures	749	575	256
Other limited partnership interests	433	3,161	633
Cash, cash equivalents and short-term investments	147	11	77
FVO Securities	(143)	102	48
Operating joint venture	34	65	80
Equity securities	11	16	25
Other	410	142	154
Subtotal investment income	11,002	13,126	10,949
Less: Investment expenses	880	640	699
Net investment income	$10,122	$12,486	$10,250

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily Residential - FVO mortgage loans and FVO Securities)	$(13)	$22	$2
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and real estate joint ventures)	(33)	168	94
Net realized and unrealized gains (losses) recognized in NII	$(46)	$190	$96

Changes in estimated fair value subsequent to purchase of FVO Securities still held at the end of the respective periods and recognized in NII:	$(145)	$77	$46

Equity method investments NII (primarily real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture)	$625	$3,235	$427

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2022	2021	2020
	(In millions)
Fixed maturity securities AFS	$(851)	$(49)	$(58)
Equity securities	6	40	(76)
Mortgage loans	(42)	(34)	(188)
Real estate and real estate joint ventures (excluding changes in estimated fair value)	561	568	7
Other limited partnership interests (excluding changes in estimated fair value)	4	(15)	(12)
Other gains (losses)	72	109	293
Subtotal	(250)	619	(34)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(14)	45	(5)
Non-investment portfolio gains (losses)	137	(12)	(34)
Subtotal	123	33	(39)
Net investment gains (losses)	$(127)	$652	$(73)

Transaction Type
Realized gains (losses) on investments sold or disposed	$(146)	$579	$306
Impairment (losses)	(38)	(24)	(50)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(77)	(41)	(204)
Unrealized net gains (losses) recognized in earnings	(3)	150	(91)
Total recognized gains (losses)	(264)	664	(39)
Non-investment portfolio gains (losses)	137	(12)	(34)
Net investment gains (losses)	$(127)	$652	$(73)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$8	$10	$(80)

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$48	$91	$128
Gains (losses) on leveraged leases and renewable energy partnerships	$33	$12	$87

Foreign currency gains (losses)	$97	$62	$(19)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in NIGL	$(146)	$579	$306
Recognized in NII	(13)	22	2
Net realized investment gains (losses) from sales and disposals of investments	$(159)	$601	$308

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2022	2021	2020
	(In millions)
Proceeds	$42,903	$27,587	$20,453
Gross investment gains	$469	$232	$419
Gross investment (losses)	(1,221)	(256)	(376)
Realized gains (losses) on sales and disposals	(752)	(24)	43
Net credit loss (provision) release (change in ACL recognized in earnings)	(61)	(1)	(51)
Impairment (losses)	(38)	(24)	(50)
Net credit loss (provision) release and impairment (losses)	(99)	(25)	(101)
Net investment gains (losses)	$(851)	$(49)	$(58)

Equity Securities
Realized gains (losses) on sales and disposals	$(6)	$(61)	$10
Unrealized net gains (losses) recognized in earnings	12	101	(86)
Net investment gains (losses)	$6	$40	$(76)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$472	$795	$393
Amortized cost of invested assets transferred to affiliates	$432	$776	$379
Net investment gains (losses) recognized on transfers	$40	$19	$14
Estimated fair value of invested assets transferred from affiliates	$497	$1,346	$381
Estimated fair value of derivative liabilities transferred from affiliates	$64	$—	$—
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		December 31,		Years Ended December 31,
		2022	2021	2022	2021	2020
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,207	$1,399	$16	$31	$35
Affiliated investments (2)	American Life Insurance Company	100	100	1	2	3
Other invested assets		$1,307	$1,499	$17	$33	$38
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
The Company incurred investment advisory charges from an affiliate of $272 million, $292 million and $280 million for the years ended December 31, 2022, 2021, and 2020, respectively.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated mortgage loan joint ventures.
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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2022			2021
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,036	$1,353	$443	$3,540	$2,163	$6
Foreign currency swaps	Foreign currency exchange rate	565	74	—	764	8	22
Subtotal		4,601	1,427	443	4,304	2,171	28
Cash flow hedges:
Interest rate swaps	Interest rate	3,739	7	239	4,079	4	1
Interest rate forwards	Interest rate	2,227	—	404	3,058	69	1
Foreign currency swaps	Foreign currency exchange rate	29,290	2,453	1,364	28,772	1,317	966
Subtotal		35,256	2,460	2,007	35,909	1,390	968
Total qualifying hedges		39,857	3,887	2,450	40,213	3,561	996
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,358	1,579	704	21,565	3,206	59
Interest rate floors	Interest rate	23,371	114	—	7,701	145	—
Interest rate caps	Interest rate	46,666	903	—	64,309	117	—
Interest rate futures	Interest rate	414	—	1	515	—	—
Interest rate options	Interest rate	39,712	434	36	9,703	364	—
Interest rate forwards	Interest rate	—	—	—	265	—	20
Interest rate total return swaps	Interest rate	—	—	—	1,048	9	4
Synthetic GICs	Interest rate	13,044	—	—	11,307	—	—
Foreign currency swaps	Foreign currency exchange rate	4,739	720	5	4,800	340	75
Foreign currency forwards	Foreign currency exchange rate	1,328	16	25	1,902	11	13
Credit default swaps — purchased	Credit	843	16	—	956	12	8
Credit default swaps — written	Credit	9,074	113	26	6,074	111	12
Equity futures	Equity market	1,063	2	—	1,751	5	—
Equity index options	Equity market	14,143	585	179	26,800	714	166
Equity variance swaps	Equity market	90	4	—	425	12	10
Equity total return swaps	Equity market	1,922	23	103	2,148	11	46
Total non-designated or nonqualifying derivatives		171,767	4,509	1,079	161,269	5,057	413
Total		$211,624	$8,396	$3,529	$201,482	$8,618	$1,409

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2022 and 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$8	$—	$—	$(1,164)	$(26)	N/A
Hedged items	(8)	—	—	1,104	27	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	105	—	—	—	—	N/A
Hedged items	(105)	—	—	—	—	N/A
Subtotal	—	—	—	(60)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(1,467)
Amount of gains (losses) reclassified from AOCI into income	59	51	—	—	—	(110)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	766
Amount of gains (losses) reclassified from AOCI into income	5	(417)	—	—	—	412
Foreign currency transaction gains (losses) on hedged items	—	411	—	—	—	—
Subtotal	64	45	—	—	—	(399)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(2,190)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	564	—	—	N/A
Credit derivatives — purchased (1)	—	—	44	—	—	N/A
Credit derivatives — written (1)	—	—	(66)	—	—	N/A
Equity derivatives (1)	29	—	251	240	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(300)	—	—	N/A
Subtotal	34	—	(1,697)	240	—	N/A
Earned income on derivatives	370	—	585	151	(145)	—
Embedded derivatives (2)	N/A	N/A	1,584	—	N/A	N/A
Total	$468	$45	$472	$331	$(144)	$(399)

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $21 million, $27 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$247	$366	$1	$(1)
Mortgage loans	$319	$617	$(18)	$3
Future policy benefits	$(3,471)	$(4,735)	$253	$(877)
Policyholder account balances	$(1,080)	$—	$27	$—
__________________
(1)Includes ($136) million and ($161) million of hedging adjustments on discontinued hedging relationships at December 31, 2022 and 2021, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $25 million, $6 million, and $45 million for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022 and 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.
At December 31, 2022 and 2021, the balance in AOCI associated with cash flow hedges was $2.0 billion and $2.4 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2022, the Company expected to reclassify $129 million of deferred net gains (losses) on derivatives in AOCI, to earnings within the next 12 months.

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2022			2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$10	1.5	$—	$10	2.5
Credit default swaps referencing indices	79	4,251	3.4	17	1,191	2.5
Subtotal	80	4,261	3.4	17	1,201	2.5
Baa
Single name credit default swaps (3)	—	40	2.5	1	60	3.3
Credit default swaps referencing indices	13	4,598	5.9	90	4,698	5.1
Subtotal	13	4,638	5.8	91	4,758	5.1
Ba
Single name credit default swaps (3)	1	45	0.7	1	65	0.5
Credit default swaps referencing indices	2	25	4.0	(1)	20	5.0
Subtotal	3	70	1.9	—	85	1.5
B
Credit default swaps referencing indices	1	75	4.5	—	—	—
Subtotal	1	75	4.5	—	—	—
Caa
Credit default swaps referencing indices	(10)	30	3.5	(9)	30	4.5
Subtotal	(10)	30	3.5	(9)	30	4.5
Total	$87	$9,074	4.6	$99	$6,074	4.6
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2022		2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,456	$3,499	$8,602	$1,379
OTC-cleared (1)	57	29	104	8
Exchange-traded	2	1	5	—
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,515	3,529	8,711	1,387
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,317)	(3,317)	(1,364)	(1,364)
OTC-cleared	(14)	(14)	(3)	(3)
Cash collateral: (3), (4)
OTC-bilateral	(4,044)	—	(6,414)	—
OTC-cleared	(18)	(1)	(91)	—
Securities collateral: (5)
OTC-bilateral	(1,078)	(182)	(767)	(14)
OTC-cleared	—	(14)	—	(5)
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$44	$—	$72	$1
__________________
(1)At December 31, 2022 and 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $119 million and $93 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $0 and ($22) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2022 and 2021, the Company received excess cash collateral of $210 million and $60 million, respectively, and provided excess cash collateral of $1 million and $0, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2022 and 2021, the Company received excess securities collateral with an estimated fair value of $366 million and $47 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2022 and 2021, the Company provided excess securities collateral with an estimated fair value of $934 million and $95 million, respectively, for its OTC-bilateral derivatives, $442 million and $584 million, respectively, for its OTC-cleared derivatives, and $96 million and $106 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	December 31,
	2022	2021
	Derivatives Subject to Financial Strength-Contingent Provisions
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$182	$15
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$221	$17
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2022	2021
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$149	$—
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$444	$257
Assumed guaranteed minimum benefits	Policyholder account balances	5	5
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	(450)	1,072
Fixed annuities with equity indexed returns	Policyholder account balances	141	165
Total		$140	$1,499

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
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$43,147	$7,943	$51,090
Foreign corporate	—	17,203	6,790	23,993
U.S. government and agency	9,126	13,232	—	22,358
RMBS	4	17,804	1,525	19,333
ABS & CLO	—	10,329	1,507	11,836
Municipals	—	7,464	—	7,464
CMBS	—	5,702	341	6,043
Foreign government	—	3,444	15	3,459
Total fixed maturity securities AFS	9,130	118,325	18,121	145,576
Short-term investments	2,677	35	47	2,759
Residential mortgage loans — FVO	—	—	—	—
Other investments	246	212	1,022	1,480
Derivative assets: (1)
Interest rate	—	4,390	—	4,390
Foreign currency exchange rate	—	3,263	—	3,263
Credit	—	47	82	129
Equity market	2	605	7	614
Total derivative assets	2	8,305	89	8,396
Embedded derivatives within asset host contracts (4)	—	—	149	149
Separate account assets (2)	16,206	72,022	1,013	89,241
Total assets (3)	$28,261	$198,899	$20,441	$247,601
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$1,421	$405	$1,827
Foreign currency exchange rate	—	1,394	—	1,394
Credit	—	11	15	26
Equity market	—	282	—	282
Total derivative liabilities	1	3,108	420	3,529
Embedded derivatives within liability host contracts (4)	—	—	140	140
Separate account liabilities (2)	8	15	18	41
Total liabilities	$9	$3,123	$578	$3,710

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$51,290	$7,112	$58,402
Foreign corporate	—	21,862	7,823	29,685
U.S. government and agency	15,041	16,181	—	31,222
RMBS	7	20,333	2,805	23,145
ABS & CLO	—	11,455	1,424	12,879
Municipals	—	8,728	—	8,728
CMBS	—	6,507	371	6,878
Foreign government	—	4,934	12	4,946
Total fixed maturity securities AFS	15,048	141,290	19,547	175,885
Short-term investments	4,187	677	2	4,866
Residential mortgage loans — FVO	—	—	127	127
Other investments	328	192	894	1,414
Derivative assets: (1)
Interest rate	—	5,982	95	6,077
Foreign currency exchange rate	—	1,676	—	1,676
Credit	—	106	17	123
Equity market	5	730	7	742
Total derivative assets	5	8,494	119	8,618
Embedded derivatives within asset host contracts (4)	—	—	—	—
Separate account assets (2)	28,231	93,656	1,964	123,851
Total assets (3)	$47,799	$244,309	$22,653	$314,761
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$70	$21	$91
Foreign currency exchange rate	—	1,076	—	1,076
Credit	—	8	12	20
Equity market	—	222	—	222
Total derivative liabilities	—	1,376	33	1,409
Embedded derivatives within liability host contracts (4)	—	—	1,499	1,499
Separate account liabilities (2)	7	12	6	25
Total liabilities	$7	$1,388	$1,538	$2,933
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2022 and 2021, the estimated fair value of such investments was $61 million and $95 million, respectively.
(4)Embedded derivatives within asset host contracts are presented within other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
Embedded Derivatives
Embedded derivatives principally include certain direct and assumed variable annuity guarantees, equity-indexed annuity contracts, and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance and experience refund related to certain assumed reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the reinsurance liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their underlying hosts, in other liabilities and other invested assets on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

					December 31, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	126	89	1	-	165	110	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	107	92	—	-	117	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	106	93	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	74	-	101	91	91	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	372	-	392	381	151	-	200	188	Increase (7)
			•	Volatility (8)	—%	-	—%	—%	1%	-	1%	1%	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	84	-	138	101	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.08%	0.05%	0.01%	-	0.12%	0.08%	Decrease (11)
				Ages 41 - 60	0.05%	-	0.43%	0.20%	0.05%	-	0.65%	0.27%	Decrease (11)
				Ages 61 - 115	0.34%	-	100%	1.44%	0.32%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	37.50%	8.96%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.70%	-	35.75%	6.52%	0.70%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	1.60%	-	35.75%	2.89%	1.60%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0.20%	-	22%	0.38%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0.25%	-	10%	4.02%	0.25%	-	10%	3.72%	(14)
			•	Long-term equity volatilities	16.46%	-	22.01%	18.49%	16.44%	-	22.16%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.34%	-	0.74%	0.75%	0.04%	-	0.40%	0.35%	Decrease (16)
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
(10)At both December 31, 2022 and 2021, independent non-binding broker quotations were used in the determination of 1% or less of the total net derivative estimated fair value.
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
All other classes of securities classified within Level 3, including those within other investments, separate account assets, and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. Generally, all other classes of assets and liabilities classified within Level 3 that are not included above use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Balance, January 1, 2021	$14,873	$4,465	$5	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(40)	45	—	—
Total realized/unrealized gains (losses) included in AOCI	(745)	8	(1)	—
Purchases (3)	2,369	1,247	—	2
Sales (3)	(1,211)	(1,239)	(2)	—
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	162	332	10	—
Transfers out of Level 3 (4)	(473)	(258)	—	(1)
Balance, December 31, 2021	14,935	4,600	12	2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(25)	38	(37)	—
Total realized/unrealized gains (losses) included in AOCI	(3,334)	(356)	6	—
Purchases (3)	3,168	750	—	47
Sales (3)	(1,231)	(795)	(2)	(2)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	1,614	204	45	—
Transfers out of Level 3 (4)	(394)	(1,068)	(9)	—
Balance, December 31, 2022	$14,733	$3,373	$15	$47
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020: (5)	$(53)	$52	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021: (5)	$(7)	$41	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022: (5)	$(21)	$32	$(37)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020: (5)	$963	$22	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021: (5)	$(731)	$10	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022: (5)	$(3,326)	$(341)	$7	$—
Gains (Losses) Data for the year ended December 31, 2020
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(91)	$46	$—	$—
Total realized/unrealized gains (losses) included in AOCI	$979	$22	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2021	$165	$565	$452	$(2,061)	$939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	183	(69)	733	8
Total realized/unrealized gains (losses) included in AOCI	—	—	(352)	—	—
Purchases (3)	—	139	28	—	1,044
Sales (3)	(11)	(38)	—	—	(44)
Issuances (3)	—	—	(13)	—	(2)
Settlements (3)	(22)	—	38	(171)	6
Transfers into Level 3 (4)	—	74	1	—	10
Transfers out of Level 3 (4)	—	(29)	1	—	(3)
Balance, December 31, 2021	127	894	86	(1,499)	1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	(16)	(140)	1,584	25
Total realized/unrealized gains (losses) included in AOCI	—	—	(547)	—	—
Purchases (3)	—	262	82	—	196
Sales (3)	(108)	(19)	—	—	(1,164)
Issuances (3)	—	—	(3)	—	(2)
Settlements (3)	(11)	—	191	(76)	4
Transfers into Level 3 (4)	—	3	—	—	1
Transfers out of Level 3 (4)	—	(102)	—	—	(23)
Balance, December 31, 2022	$—	$1,022	$(331)	$9	$995
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020: (5)	$3	$67	$(76)	$(565)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021: (5)	$(10)	$170	$(7)	$735	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022: (5)	$—	$(22)	$(17)	$1,586	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020: (5)	$—	$—	$579	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021: (5)	$—	$—	$(128)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022: (5)	$—	$—	$(454)	$—	$—
Gains (Losses) Data for the year ended December 31, 2020
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$9	$73	$176	$(557)	$—
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$772	$—	$—
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

	December 31,
	2022	2021
	(In millions)
Unpaid principal balance	$—	$130
Difference between estimated fair value and unpaid principal balance	—	(3)
Carrying value at estimated fair value	$—	$127
Loans in nonaccrual status	$—	$32
Loans more than 90 days past due	$—	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$(7)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	December 31,
	2022	2021
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$222	$266

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(13)	$(91)	$(110)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,570	$—	$—	$58,858	$58,858
Policy loans	$5,729	$—	$—	$6,143	$6,143
Other invested assets	$1,978	$—	$1,979	$—	$1,979
Premiums, reinsurance and other receivables	$12,036	$—	$454	$11,826	$12,280
Liabilities
Policyholder account balances	$81,618	$—	$—	$78,938	$78,938
Long-term debt	$1,676	$—	$1,758	$—	$1,758
Other liabilities	$12,546	$—	$671	$11,842	$12,513
Separate account liabilities	$38,391	$—	$38,391	$—	$38,391

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to eight years. The remaining lease terms for the subleases are less than one year to eight years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2022	December 31, 2021
	(In millions)
ROU assets	$498	$601
Lease liabilities	$589	$701
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Operating lease cost	$116	$120	$117
Sublease income	(73)	(91)	(89)
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$124	$122
ROU assets obtained in exchange for new lease liabilities	$4	$4
Weighted-average remaining lease term	6 years	7 years
Weighted-average discount rate	4.0%	4.0%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2022
(In millions)
2023	$117
2024	106
2025	107
2026	102
2027	91
Thereafter	162
Total undiscounted cash flows	685
Less: interest	96
Present value of lease liability	$589

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Leases (continued)
See Note 7 for information about the Company’s investments in leased real estate and leveraged and direct financing leases.
11. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

								December 31,
	Interest Rates (1)							2022			2021
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	7.38%	2037			$700	$(7)	$693	$700	$(8)	$692
Surplus notes	7.80%	-	7.88%	7.83%	2024	-	2025	400	(1)	399	400	(1)	399
Other notes	0.45%	-	7.50%	4.55%	2023	-	2027	586	(2)	584	571	(3)	568
Total long-term debt								1,686	(10)	1,676	1,671	(12)	1,659
Total short-term debt								99	—	99	100	—	100
Total								$1,785	$(10)	$1,775	$1,771	$(12)	$1,759
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2022.
The aggregate maturities of long-term debt at December 31, 2022 for the next five years and thereafter are $90 million in 2023, $245 million in 2024, $250 million in 2025, $348 million in 2026, $50 million in 2027 and $693 million thereafter.
Unsecured senior debt which consists of senior notes and other notes rank highest in priority. Payments of interest and principal on Metropolitan Life Insurance Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the New York State Department of Financial Services (“NYDFS”).
Other Notes
In December 2022 and 2021, Missouri Reinsurance, Inc., a wholly-owned subsidiary of the Company, issued to MetLife, Inc. a $60 million 5.23% promissory note and a $35 million 2.12% promissory note, respectively. Both notes are payable semi-annually and mature in December 2024.
At December 31, 2022, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of Metropolitan Life Insurance Company, was party to a credit agreement providing for $350 million of term loans and $75 million of a revolving loan (the “Credit Agreement”), which matures in September 2026. In March 2020, MPEH borrowed $75 million on a revolving loan under the Credit Agreement and repaid this loan in July 2020. Simultaneously, in July 2020, MPEH borrowed $50 million on the term loan under the Credit Agreement. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to Metropolitan Life Insurance Company.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2022	2021
	(Dollars in millions)
Commercial paper	$99	$100
Average daily balance	$100	$105
Average days outstanding	131 days	104 days
For the years ended December 31, 2022, 2021 and 2020, the weighted average interest rate on short-term debt was 1.60%, 0.23% and 1.51%, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)
Interest Expense
Interest expense included in other expenses was $104 million, $96 million and $99 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts include $53 million, $52 million and $52 million of interest expense related to affiliated debt for the years ended December 31, 2022, 2021 and 2020, respectively.
Credit Facility
At December 31, 2022, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $4 million, $7 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2022 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	February 2026 (2)	$3,000	$7	$256	$—	$2,737
__________________
(1)MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2022 and is not responsible for any reimbursement obligations under such letters of credit.
(2)All borrowings under the Credit Facility must be repaid by February 26, 2026, except that letters of credit outstanding upon termination may remain outstanding until February 26, 2027.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2022.
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
New York, the state of domicile of Metropolitan Life Insurance Company, imposes risk-based capital (“RBC”) requirements that were developed by the NAIC. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the state insurance department, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company were in excess of 340% and in excess of 360% at December 31, 2022 and 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Metropolitan Life Insurance Company’s ancillary foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $423 million and the aggregate actual regulatory capital and surplus of such operations was $758 million as of the date of the most recently required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company by $1.3 billion and $1.2 billion at December 31, 2022 and 2021, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was $2.7 billion, $3.5 billion and $3.4 billion at December 31, 2022, 2021 and 2020, respectively. Statutory capital and surplus, including the aforementioned prescribed practice was $10.9 billion and $11.8 billion at December 31, 2022 and 2021, respectively. All such amounts are derived from the statutory–basis financial statements as filed with the NYDFS.
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
Metropolitan Life Insurance Company paid $3.5 billion and $3.4 billion in dividends to MetLife, Inc. for the years ended December 31, 2022 and 2021, respectively, including amounts where regulatory approval was obtained as required. Under

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $2.4 billion to MetLife, Inc. without prior regulatory approval by the end of 2023.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$8,876	$1,620	$(97)	$(374)	$10,025
OCI before reclassifications	1,852	1,144	54	(145)	2,905
Deferred income tax benefit (expense)	(391)	(240)	(10)	30	(611)
AOCI before reclassifications, net of income tax	10,337	2,524	(53)	(489)	12,319
Amounts reclassified from AOCI	59	(928)	—	37	(832)
Deferred income tax benefit (expense)	(12)	195	—	(8)	175
Amounts reclassified from AOCI, net of income tax	47	(733)	—	29	(657)
Balance at December 31, 2020	10,384	1,791	(53)	(460)	11,662
OCI before reclassifications	(2,564)	30	9	44	(2,481)
Deferred income tax benefit (expense)	586	(8)	(1)	(9)	568
AOCI before reclassifications, net of income tax	8,406	1,813	(45)	(425)	9,749
Amounts reclassified from AOCI	102	81	—	38	221
Deferred income tax benefit (expense)	(23)	(22)	—	(8)	(53)
Amounts reclassified from AOCI, net of income tax	79	59	—	30	168
Balance at December 31, 2021	8,485	1,872	(45)	(395)	9,917
OCI before reclassifications	(24,428)	(701)	(177)	278	(25,028)
Deferred income tax benefit (expense)	5,134	147	35	(58)	5,258
AOCI before reclassifications, net of income tax	(10,809)	1,318	(187)	(175)	(9,853)
Amounts reclassified from AOCI	862	302	—	47	1,211
Deferred income tax benefit (expense)	(181)	(63)	—	(10)	(254)
Amounts reclassified from AOCI, net of income tax	681	239	—	37	957
Balance at December 31, 2022	$(10,128)	$1,557	$(187)	$(138)	$(8,896)
For information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI, see “— Net Unrealized Investment Gains (Losses).”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2022	2021	2020
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(810)	$(67)	$(30)	Net investment gains (losses)
Net unrealized investment gains (losses)	6	(13)	(18)	Net investment income
Net unrealized investment gains (losses)	(58)	(22)	(11)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(862)	(102)	(59)
Income tax (expense) benefit	181	23	12
Net unrealized investment gains (losses), net of income tax	(681)	(79)	(47)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	59	57	36	Net investment income
Interest rate derivatives	51	87	121	Net investment gains (losses)
Foreign currency exchange rate derivatives	5	4	3	Net investment income
Foreign currency exchange rate derivatives	(417)	(229)	768	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(302)	(81)	928
Income tax (expense) benefit	63	22	(195)
Gains (losses) on cash flow hedges, net of income tax	(239)	(59)	733
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(49)	(43)	(39)
Amortization of prior service (costs) credit	2	5	2
Amortization of defined benefit plan items, before income tax	(47)	(38)	(37)
Income tax (expense) benefit	10	8	8
Amortization of defined benefit plan items, net of income tax	(37)	(30)	(29)
Total reclassifications, net of income tax	$(957)	$(168)	$657
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS, derivatives and other investments and the effect on policyholder liabilities, DAC, VOBA and DSI that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Fixed maturity securities AFS	$(14,741)	$17,586	$24,954
Derivatives	1,971	2,370	2,259
Other	455	377	235
Subtotal	(12,315)	20,333	27,448
Amounts allocated from:
Policyholder liabilities	52	(5,962)	(10,572)
DAC, VOBA and DSI	1,312	(1,357)	(1,511)
Subtotal	1,364	(7,319)	(12,083)
Deferred income tax benefit (expense)	2,380	(2,657)	(3,190)
Net unrealized investment gains (losses)	$(8,571)	$10,357	$12,175

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Prepaid legal plans	$421	$395	$371
Recordkeeping and administrative services (1)	166	211	194
Administrative services-only contracts	226	219	218
Other revenue from service contracts from customers	34	35	36
Total revenues from service contracts from customers	847	860	819
Other (2)	851	756	842
Total other revenues	$1,698	$1,616	$1,661
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 5.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
General and administrative expenses (1)	$2,743	$2,331	$2,285
Pension, postretirement and postemployment benefit costs	116	112	33
Premium taxes, other taxes, and licenses & fees	342	332	399
Commissions and other variable expenses	2,290	2,551	1,842
Capitalization of DAC	(184)	(64)	(51)
Amortization of DAC and VOBA	144	259	406
Interest expense on debt	104	96	99
Total other expenses	$5,555	$5,617	$5,013
__________________
(1)Includes $52 million, ($113) million and ($104) million for the years ended December 31, 2022, 2021 and 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
Obligations and Funded Status

	December 31,
	2022	2021
	Pension Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$1,274	$1,343
Service costs	15	17
Interest costs	37	37
Net actuarial (gains) losses (1)	(280)	(42)
Settlements and curtailments	—	(1)
Benefits paid	(84)	(80)
Benefit obligations at December 31,	962	1,274
Change in plan assets:
Estimated fair value of plan assets at January 1,	—	—
Employer contributions	84	80
Benefits paid	(84)	(80)
Estimated fair value of plan assets at December 31,	—	—
Over (under) funded status at December 31,	$(962)	$(1,274)
Amounts recognized on the consolidated balance sheets:
Other liabilities	$(962)	$(1,274)
AOCI:
Net actuarial (gains) losses	$189	$510
Prior service costs (credit)	(7)	(9)
AOCI, before income tax	$182	$501
Accumulated benefit obligation	$940	$1,220
__________________
(1)For the year ended December 31, 2022, significant sources of actuarial (gains) losses for pension benefits include the impact of changes to the financial assumptions of ($291) million and plan experience of $11 million. For the year ended December 31, 2021, significant sources of actuarial (gains) losses for pension benefits include the impact of changes to the financial assumptions of ($47) million and plan experience of $5 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
Information for pension plans with PBOs and/or accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2022	2021	2022	2021
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$961	$1,274	$961	$1,274
Accumulated benefit obligations	$940	$1,220	$940	$1,220
Net Periodic Benefit Costs
The components of net periodic benefit costs and benefit obligations recognized in OCI were as follows for pension benefits:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Net periodic benefit costs:
Service costs	$15	$17	$17
Interest costs	37	37	40
Settlement and curtailment (gains) losses	—	(3)	—
Amortization of net actuarial (gains) losses	41	43	39
Amortization of prior service costs (credit)	(2)	(2)	(2)
Total net periodic benefit costs (credit)	91	92	94
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(280)	(42)	143
Prior service costs (credit)	—	—	—
Settlement and curtailment (gains) losses	—	1	—
Amortization of net actuarial (gains) losses	(41)	(43)	(39)
Amortization of prior service costs (credit)	2	2	2
Total recognized in OCI	(319)	(82)	106
Total recognized in net periodic benefit costs and OCI	$(228)	$10	$200
Assumptions
Assumptions used in determining the benefit obligation for the plan were as follows:

	Pension Benefits
December 31, 2022
Weighted average discount rate	5.60%
Weighted average interest crediting rate	4.00%
Rate of compensation increase	2.50%	-	8.00%
December 31, 2021
Weighted average discount rate	2.95%
Weighted average interest crediting rate	3.18%
Rate of compensation increase	2.50%	-	8.00%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
Assumptions used in determining the net periodic benefit cost for the plan were as follows:

	Pension Benefits
Year Ended December 31, 2022
Weighted average discount rate	2.95%
Weighted average interest crediting rate	3.46%
Rate of compensation increase	2.50%	-	8.00%
Year Ended December 31, 2021
Weighted average discount rate	3.01%
Weighted average interest crediting rate	3.24%
Rate of compensation increase	2.50%	-	8.00%
Year Ended December 31, 2020
Weighted average discount rate	3.30%
Weighted average interest crediting rate	3.38%
Rate of compensation increase	2.25%	-	8.50%
The weighted average discount rate for the plan is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the measurement date, which would provide the necessary future cash flows to pay the aggregate PBO when due.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plan are primarily funded from the Company’s general assets as they become due under the provisions of the plan. The Company expects to make benefit payments of $90 million in 2023.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

Pension Benefits
(In millions)
2023	$85
2024	$79
2025	$75
2026	$81
2027	$77
2028-2032	$411

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Current:
U.S. federal	$309	$(89)	$527
U.S. state and local	11	5	3
Non-U.S.	14	43	(2)
Subtotal	334	(41)	528
Deferred:
U.S. federal	305	577	(18)
Non-U.S.	—	(6)	24
Subtotal	305	571	6
Provision for income tax expense (benefit)	$639	$530	$534
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Income (loss):
U.S.	$3,876	$4,143	$3,984
Non-U.S.	34	105	94
Total	$3,910	$4,248	$4,078
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Tax provision at U.S. statutory rate	$821	$892	$856
Tax effect of:
Dividend received deduction	(19)	(39)	(32)
Tax-exempt income	7	(27)	(26)
Prior year tax	22	(13)	22
Low income housing tax credits	(143)	(178)	(202)
Other tax credits	(36)	(38)	(37)
Foreign tax rate differential	(10)	(7)	(13)
Change in valuation allowance	—	—	(1)
Other, net (1)	(3)	(60)	(33)
Provision for income tax expense (benefit)	$639	$530	$534
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
(1)For the year ended December 31, 2021, other primarily includes a tax benefit of $53 million related to a non-cash transfer of assets from a wholly-owned United Kingdom (“U.K.”) subsidiary to Metropolitan Life Insurance Company.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2022	2021
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$834	$1,622
Net operating loss carryforwards (1)	72	75
Employee benefits	457	535
Tax credit carryforwards (2)	508	741
Litigation-related and government mandated	74	84
Net unrealized investment losses	2,424	—
Other	76	118
Total gross deferred income tax assets	4,445	3,175
Less: Valuation allowance	71	74
Total net deferred income tax assets	4,374	3,101
Deferred income tax liabilities:
Investments, including derivatives	1,441	2,147
Intangibles	23	28
DAC	249	317
Net unrealized investment gains	—	2,645
Total deferred income tax liabilities	1,713	5,137
Net deferred income tax asset (liability)	$2,661	$(2,036)
__________________
(1)The Company has recorded a deferred tax asset of $72 million primarily related to U.S. state net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2022. U.S. state net operating loss carryforwards will expire between 2023 and 2042.
(2)Tax credit carryforwards for the year ended December 31, 2022 primarily reflect general business credits expiring between 2039 and 2042 and are increased by $47 million related to unrecognized tax benefits.
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) MetLife, Inc. included ($52) million and ($120) million at December 31, 2022 and 2021, respectively.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2017.
In 2021, the Company filed amended Federal income tax returns with the IRS for MetLife, Inc. and subsidiaries for tax years 2014 through 2016. In 2022, the IRS reviewed and acknowledged acceptance of the 2014 through 2016 amended Federal income tax returns and closed the years to further audit.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$23	$35	$33
Additions for tax positions of prior years	24	—	1
Reductions for tax positions of prior years (1)	(12)	(14)	—
Additions for tax positions of current year	2	2	1
Balance at December 31,	$37	$23	$35
Unrecognized tax benefits that, if recognized, would impact the effective rate	$37	$23	$35
__________________
(1)The decreases in 2022 and 2021 are primarily related to non-cash benefits from tax audit settlements.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2022	2021	2020
	(In millions, except number of claims)
Asbestos personal injury claims at year end	58,073	58,785	60,618
Number of new claims during the year	2,610	2,824	2,496
Settlement payments during the year (1)	$50.5	$53.0	$52.9
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims to $320 million at December 31, 2022. The recorded liability was $372 million at December 31, 2021.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.7 billion and $3.1 billion at December 31, 2022 and 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.8 billion and $4.5 billion at December 31, 2022 and 2021, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $250 million, with a cumulative maximum of $354 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both December 31, 2022 and 2021, for indemnities and guarantees.
17. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.7 billion, $2.5 billion and $2.4 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Total revenues received from affiliates related to these agreements were $48 million, $40 million and $40 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $188 million and $143 million at December 31, 2022 and 2021, respectively.
See Notes 1, 5, 7, 11 and 12 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties (1)
December 31, 2022
(In millions)

Types of Investments	Cost or Amortized Cost (2)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$24,409	$22,358	$22,358
Public utilities	6,107	5,684	5,684
Municipals	7,880	7,464	7,464
Foreign government	3,711	3,459	3,459
All other corporate bonds	76,748	68,651	68,651
Total bonds	118,855	107,616	107,616
Mortgage-backed, asset-backed and collateralized loan obligations securities	40,869	37,212	37,212
Redeemable preferred stock	753	748	748
Total fixed maturity securities AFS	160,477	145,576	145,576
Mortgage loans	63,018		62,570
Policy loans	5,729		5,729
Real estate and real estate joint ventures	8,237		8,237
Real estate acquired in satisfaction of debt	179		179
Other limited partnership interests	7,887		7,887
Short-term investments	2,721		2,759
Other invested assets	19,167		19,148
Total investments	$267,415		$252,085
______________
(1)Includes investments in related parties of $4.5 billion; see Notes 5, 7 and 8 of the Notes to Consolidated Financial Statements for further information.
(2)Amortized cost for fixed maturity securities AFS, mortgage loans, policy loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments and adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2022 and 2021
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2022
U.S.	$411	$74,451	$73,609	$—	$300	$19
MetLife Holdings	4,732	67,006	20,278	240	155	157
Corporate & Other	120	131	6,080	—	—	—
Total	$5,263	$141,588	$99,967	$240	$455	$176
2021
U.S.	$401	$72,530	$72,933	$—	$304	$21
MetLife Holdings	2,191	69,367	21,306	312	154	158
Corporate & Other	6	153	220	—	—	—
Total	$2,598	$142,050	$94,459	$312	$458	$179
_____________
(1)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(2)Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2022
U.S.	$29,825	$6,056	$30,495	$55	$3,408
MetLife Holdings	3,370	4,188	4,774	84	1,368
Corporate & Other	—	(122)	67	5	1,194
Total	$33,195	$10,122	$35,336	$144	$5,970
2021
U.S.	$24,566	$6,960	$25,893	$56	$3,212
MetLife Holdings	3,687	5,561	5,557	203	1,574
Corporate & Other	—	(35)	—	—	1,300
Total	$28,253	$12,486	$31,450	$259	$6,086
2020
U.S.	$18,822	$6,053	$19,424	$56	$3,042
MetLife Holdings	3,914	4,355	5,897	350	1,707
Corporate & Other	1	(158)	—	—	759
Total	$22,737	$10,250	$25,321	$406	$5,508
_____________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2022, 2021 and 2020
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2022
Life insurance in-force	$4,074,989	$149,129	$538,168	$4,464,028	12.1%
Insurance premium
Life insurance (1)	$21,258	$769	$829	$21,318	3.9%
Accident & health insurance	10,017	179	42	9,880	0.4%
Total insurance premium	$31,275	$948	$871	$31,198	2.8%
2021
Life insurance in-force	$3,991,763	$164,834	$546,176	$4,373,105	12.5%
Insurance premium
Life insurance (1)	$13,631	$792	$4,080	$16,919	24.1%
Accident & health insurance	9,377	146	41	9,272	0.4%
Total insurance premium	$23,008	$938	$4,121	$26,191	15.7%
2020
Life insurance in-force	$3,793,310	$178,420	$507,488	$4,122,378	12.3%
Insurance premium
Life insurance (1)	$12,304	$862	$870	$12,312	7.1%
Accident & health insurance	8,517	127	39	8,429	0.5%
Total insurance premium	$20,821	$989	$909	$20,741	4.4%
______________
(1)    Includes annuities with life contingencies.
For the year ended December 31, 2022, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.7 billion and $2 billion, respectively, and life insurance premiums of $139 million and $7 million, respectively. For the year ended December 31, 2021, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $13.7 billion and $1.9 billion, respectively, and life insurance premiums of $114 million and $3.2 billion, respectively. For the year ended December 31, 2020, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.0 billion and $1.1 billion, respectively, and life insurance premiums of $113 million and $8 million, respectively.

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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2022.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2022.
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
Under current legal requirements, the lead or concurring audit partner for MetLife may not serve in that role for more than five consecutive fiscal years, and the Audit Committee ensures the regular rotation of the audit engagement team partners as required by law. The Chair of the Audit Committee, together with other members of the Audit Committee and management of MetLife, Inc., is actively involved in the selection process for the lead and concurring partners.
Independent Auditor’s Fees for 2022 and 2021
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2022 and 2021. All fees shown in the table were related to services that were approved by the Audit Committee.

	2022	2021
	(In millions)
Audit fees (1)	$44.3	$40.3
Audit-related fees (2)	$3.9	$3.9
Tax fees (3)	$—	$—
All other fees (4)	$0.1	$0.7
______________
(1)Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.
(2)Fees for assurance and related services, including System and Organization Control (SOC) audit reports, as mandated by Statement on Standards for Attestation Engagements No. 18 (SSAE 18).
(3)Fees for tax compliance, consultation, and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 74.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 74.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 206.
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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	May 19, 2016

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective August 23, 2022.	8-K	000-55029	3.2	August 26, 2022

4.1	Description of Securities.					X

10.1	Amended and Restated Credit Agreement, dated as of February 26, 2021, amending and restating the Five-Year Credit Agreement, dated as of August 4, 2017, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	March 2, 2021

23.1	Consent of Deloitte & Touche LLP.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 8, 2023

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Michel A. Khalaf
	Name:	Michel A. Khalaf
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 8, 2023
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 8, 2023
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	March 8, 2023
Carla A. Harris

/s/ Gerald L. Hassell	Director	March 8, 2023
Gerald L. Hassell

/s/ David L. Herzog	Director	March 8, 2023
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	March 8, 2023
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	March 8, 2023
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 8, 2023
William E. Kennard

/s/ Catherine R. Kinney	Director	March 8, 2023
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	March 8, 2023
Diana L. McKenzie

/s/ Denise M. Morrison	Director	March 8, 2023
Denise M. Morrison

/s/ Mark A. Weinberger	Director	March 8, 2023
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2023
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2023
Tamara L. Schock