Form 10-Q
period 2023-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2023-05-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 9, 2023, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “are confident,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $135 and $114, respectively;) and amortized cost: $162,095 and $160,477, respectively	$150,960	$145,576
Mortgage loans (net of allowance for credit loss of $587 and $448, respectively; includes $145 and $144, respectively, relating to variable interest entities)	64,053	62,570
Policy loans	5,701	5,729
Real estate and real estate joint ventures (includes $1,380 and $1,358, respectively, relating to variable interest entities, $294 and $299, respectively, under the fair value option)	8,492	8,416
Other limited partnership interests	7,817	7,887
Short-term investments, at estimated fair value	2,046	2,759
Other invested assets (net of allowance for credit loss of $14 and $19, respectively; includes $848 and $858, respectively, of leveraged and direct financing leases; $161 and $161, respectively, relating to variable interest entities)	18,737	19,148
Total investments	257,806	252,085
Cash and cash equivalents, principally at estimated fair value	5,225	9,405
Accrued investment income	2,080	1,949
Premiums, reinsurance and other receivables	21,508	20,791
Market risk benefits, at estimated fair value	124	174
Deferred policy acquisition costs and value of business acquired	3,757	3,757
Current income tax recoverable	123	165
Deferred income tax asset	2,675	2,920
Other assets	5,166	4,352
Separate account assets	88,357	89,241
Total assets	$386,821	$384,839
Liabilities and Equity
Liabilities
Future policy benefits	$128,198	$126,914
Policyholder account balances	104,954	103,407
Market risk benefits, at estimated fair value	3,432	3,270
Other policy-related balances	8,214	7,931
Policyholder dividends payable	237	240
Payables for collateral under securities loaned and other transactions	13,443	14,171
Short-term debt	99	99
Long-term debt	1,887	1,676
Other liabilities	23,824	24,495
Separate account liabilities	88,357	89,241
Total liabilities	372,645	371,444
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,476	12,476
Retained earnings	8,315	9,022
Accumulated other comprehensive income (loss)	(6,832)	(8,320)
Total Metropolitan Life Insurance Company stockholder’s equity	13,964	13,183
Noncontrolling interests	212	212
Total equity	14,176	13,395
Total liabilities and equity	$386,821	$384,839
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Revenues
Premiums	$5,849	$5,906
Universal life and investment-type product policy fees	430	479
Net investment income	2,685	2,826
Other revenues	415	411
Net investment gains (losses)	(102)	(226)
Net derivative gains (losses)	(560)	121
Total revenues	8,717	9,517
Expenses
Policyholder benefits and claims	6,223	6,651
Policyholder liability remeasurement (gains) losses	(57)	(29)
Market risk benefits remeasurement (gains) losses	244	(1,361)
Interest credited to policyholder account balances	831	502
Policyholder dividends	123	161
Other expenses	1,548	1,308
Total expenses	8,912	7,232
Income (loss) before provision for income tax	(195)	2,285
Provision for income tax expense (benefit)	(104)	403
Net income (loss)	(91)	1,882
Less: Net income (loss) attributable to noncontrolling interests	(2)	—
Net income (loss) attributable to Metropolitan Life Insurance Company	$(89)	$1,882
Comprehensive income (loss)	$1,398	$(167)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(1)	—
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,399	$(167)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$5	$12,476	$9,022	$(8,320)	$13,183	$212	$13,395
Dividends to MetLife, Inc.			(618)		(618)		(618)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			(89)		(89)	(2)	(91)
Other comprehensive income (loss), net of income tax				1,488	1,488	1	1,489
Balance at March 31, 2023	$5	$12,476	$8,315	$(6,832)	$13,964	$212	$14,176

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$5	$12,464	$6,933	$(1,055)	$18,347	$174	$18,521
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(881)		(881)		(881)
Change in equity of noncontrolling interests					—	(20)	(20)
Net income (loss)			1,882		1,882	—	1,882
Other comprehensive income (loss), net of income tax				(2,049)	(2,049)		(2,049)
Balance at March 31, 2022	$5	$12,465	$7,934	$(3,104)	$17,300	$154	$17,454
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$199	$1,000
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	10,356	11,324
Equity securities	30	57
Mortgage loans	1,146	3,038
Real estate and real estate joint ventures	8	73
Other limited partnership interests	155	594
Short-term investments	2,042	4,982
Purchases and originations of:
Fixed maturity securities available-for-sale	(11,590)	(12,780)
Equity securities	(4)	(2)
Mortgage loans	(2,700)	(2,571)
Real estate and real estate joint ventures	(193)	(112)
Other limited partnership interests	(174)	(232)
Short-term investments	(1,321)	(2,027)
Cash received in connection with freestanding derivatives	259	784
Cash paid in connection with freestanding derivatives	(921)	(1,181)
Purchases of loans to affiliates	—	(18)
Net change in policy loans	28	50
Net change in other invested assets	(11)	(13)
Net change in property, equipment and leasehold improvements	1	2
Other, net	5	3
Net cash provided by (used in) investing activities	(2,884)	1,971
Cash flows from financing activities
Policyholder account balances:
Deposits	22,131	22,773
Withdrawals	(22,491)	(20,482)
Net change in payables for collateral under securities loaned and other transactions	(728)	(983)
Long-term debt issued	211	—
Long-term debt repaid	—	(3)
Financing element on certain derivative instruments and other derivative related transactions, net	(2)	144
Dividends paid to MetLife, Inc.	(618)	(881)
Other, net	2	(13)
Net cash provided by (used in) financing activities	(1,495)	555
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	(2)
Change in cash and cash equivalents	(4,180)	3,524
Cash and cash equivalents, beginning of period	9,405	9,957
Cash and cash equivalents, end of period	$5,225	$13,481
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$14	$9
Income tax	$3	$12
Non-cash transactions:
Capital contributions from MetLife, Inc.	$—	$1
Increase in equity securities due to in-kind distributions received from other limited partnership interest	$18	$42
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$795	$—
Transfer of fixed maturity securities available-for-sale from an affiliate	$502	$—
Increase in policyholder account balances in connection with affiliated reinsurance transactions	$502	$—
Transfer of fixed maturity securities available-for-sale to an affiliate	$—	$189
Transfer of fair value option securities from an affiliate	$—	$186
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. Except for balances affected by the adoption of Accounting Standards Update (“ASU”) 2018-12 noted below, the December 31, 2022 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2022 Annual Report.
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date; ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; and ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts (“LDTI”), with a transition date of January 1, 2021 (the “Transition Date”). Adoption of LDTI impacted the Company’s accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these interim condensed consolidated financial statements which were previously presented, have been revised to conform with the current year accounting and presentation under LDTI. Disclosures as of the Transition Date are reflected in summary within “— Recent Accounting Pronouncements — Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts,” and in further detail (at the disaggregated level) within Notes 3, 4, 5 and 7.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Revisions
Cash flows from short term investments in the prior years’ Interim Condensed Consolidated Statement of Cash Flows, which were previously presented net, have been revised to gross presentation to conform with the current year presentation. The revision in presentation was not material to the previously presented financial statements.
Summary of Significant Accounting Policies
The following table presents the Company’s significant accounting policies which have changed as a result of the adoption of LDTI with cross-references to the notes which provide additional information on such policies.

Accounting Policy	Note
Future Policy Benefit Liabilities	3
Policyholder Account Balances	4
Market Risk Benefits	5
Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue	7
Derivatives	10
Future Policy Benefit Liabilities
Traditional Non-participating and Limited-payment Long-duration products
The Company establishes future policy benefit liabilities (“FPBs”) for amounts payable under traditional non-participating and limited-payment long-duration insurance and reinsurance policies which include, but are not limited to, pension risk transfers, structured settlements, institutional income annuities and long-term care products. Generally, amounts are payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums.
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfers and longevity reinsurance solutions contracts, each of which are generally considered their own cohort. Contracts from different subsidiaries or branches, issue years, benefit currency and product types are not grouped together in the same cohort.
Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. A net premium ratio (“NPR”) approach is utilized, where net premiums (i.e., the portion of gross premiums required to fund expected insurance benefits and claim settlement expenses) under the contract are accrued each period as an FPB. The NPR used to accrue the FPB in each period is determined by using the historical and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical and present value of expected future gross premiums for the cohort.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs and assumptions used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Upon transition to LDTI, generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the Transition Date or inception (for contracts sold after the Transition Date), as allowed by LDTI. The resulting remeasurement (gain) loss is recorded through net income and reflects the impact on the change in the NPR based on experience at end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the Transition Date for contracts issued prior to the Transition Date) to the beginning of the quarter. The total contractual profit pattern is recognized over the expected life of the cohort by retrospectively updating the NPR. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
The change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, a cohort level locked-in discount rate was developed that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the Transition Date, the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
The Company generally interprets the upper-medium grade discount rate to be a rate comparable to that of a U.S. corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate for the products that are included in the disaggregated rollforwards in Note 3 which are issued in the U.S. is determined by using observable market data, including published single A base curves. The last liquid point on the upper-medium grade discount curve grades to an ultimate forward rate, which is derived using assumptions of economic growth, inflation, and a long-term upper-medium grade spread.
For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort, regardless of when premiums are received. This amortization of the DPL is recorded through net income within policyholder benefits and claims. Consistent with the Company’s measurement of traditional long-duration products, management also recognizes a FPB reserve for limited-payment contracts that is representative of the difference between the present value of expected future benefit payments and the present value of expected future net premiums, subject to retrospective remeasurement through net income and OCI, as described above. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Traditional participating products
The Company establishes FPBs for traditional participating contracts in the U.S., which include whole and term life participating contracts in both the open and closed block using a net premium approach, similar to traditional non-participating contracts. However, for participating contracts, the discount rate and actuarial assumptions are locked in at inception, include a provision for adverse deviation, and all changes in the associated FPBs are reported within policyholder benefits and claims. See Note 8 for additional information on the closed block. For traditional participating contracts, the Company reviews its estimates of actuarial liabilities for future benefits and compares them with current best estimate assumptions. The Company revises estimates, to increase FPBs, if the Company determines that the liabilities previously established for future benefit payments less future expected net premiums in the aggregate for this line of business prove inadequate.
Additional Insurance Liabilities
Liabilities for universal, variable universal, and variable life policies with secondary guarantees (“ULSG”) and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments. The additional insurance liabilities are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the S&P Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
The resulting remeasurement (gain) loss recorded through net income reflects the impact on the change in the ratio of benefits payable to total assessments over the life of the contract based on experience at end of the quarter applied to the cumulative assessments received as of the beginning of the quarter.
Premium Deficiency Reserves on Short-Duration Contracts
Premium deficiency reserves may be established for short-duration contracts to provide for expected future losses and certain expenses that exceed unearned premiums. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts.
Policyholder Account Balances
Policyholder account balances (“PABs”) represents the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder’s account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for structured settlement and institutional income annuities, and certain other contracts, that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.
Market Risk Benefits
As defined by LDTI, market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (equity price, interest rate, and/or foreign currency exchange risk) and subsequently protect the contractholder from the same risk. These contracts and contract features were generally recorded as embedded derivatives or additional insurance liabilities prior to the Transition Date. Certain contracts may have multiple contract features or guarantees. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
All identified MRBs are required to be measured at estimated fair value, whether the contract or contract feature represents a direct, assumed or ceded capital market risk. All MRBs in an asset position are aggregated and presented as an asset, and all MRBs in a liability position are aggregated and presented as a liability. Changes in the estimated fair value of MRBs are recognized in net income, except for the portion of the fair value change attributable to the change in nonperformance risk of the Company which is recorded as a separate component of OCI.
The Company generally uses an attributed fee approach to value MRBs, where the attributed fee is determined at contract inception by estimating the fair value of expected future benefits and the expected future fees. The attributed fee percentage is the portion of the expected future fees due from contractholders deemed necessary at contract inception to fund all future expected benefits. This typically results in a zero fair value for the MRB at inception. The estimated fair value of the expected future benefits is estimated using a stochastically-generated set of risk-neutral scenarios. Once calculated, the attributed fee percentage is fixed and does not change over the life of the contract. All fees due from contractholders in excess of the attributed fees are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, premiums received in advance, unearned revenue (“UREV”) liabilities, obligations assumed under structured settlement assignments, policyholder dividends due and unpaid and policyholder dividends left on deposit.
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death and dental claims. In addition, generally included in other policy-related balances are claims which have been reported but not yet settled for death and dental. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance. These amounts are then recognized in premiums when due.
The UREV liability relates to universal life and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized on a basis consistent with the methodologies and assumptions used for amortizing deferred policy acquisition costs (“DAC”) for the related contracts. Changes in the UREV liability for each period (representing deferrals less amortization) are reported in universal life and investment-type product policy fees.
Recognition of Insurance Revenues and Deposits
Premiums related to whole and term life products, individual disability, individual and group fixed annuities (including pension risk transfers, certain structured settlements and certain income annuities), long-term care and participating products are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred as a DPL and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the present value of expected future policy benefit payments.
Premiums related to short-duration non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are reflected as liabilities until earned.
Deposits related to universal life and investment-type products are credited to PABs. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. All fees due from contractholders in excess of the attributed fees on contracts with MRBs are reported in universal life and investment-type product policy fees. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related PABs.
All revenues and expenses are presented net of reinsurance, as applicable.

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
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience with the purchased business may vary from these projections. VOBA is subject to periodic recoverability testing for traditional life and limited-payment contracts, as well as universal life type contracts.
Beginning on the Transition Date, DAC and VOBA for most long-duration products are amortized on a constant-level basis that approximates straight-line amortization on an individual contract basis. The DAC and VOBA related to U.S. annuities are amortized over expected benefit payments, and for all other long-duration products are generally amortized in proportion to policy count. For short-duration products, DAC and VOBA are amortized in proportion to actual and expected future earned premiums.
DAC and VOBA are aggregated on the financial statements for reporting purposes. See Note 7 for additional information on DAC and VOBA amortization. Amortization of DAC and VOBA is included in other expenses.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset. DSI assets were $48 million and $49 million at March 31, 2023 and December 31, 2022, respectively.
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
The reinsurance recoverable for traditional non-participating and limited-payment contracts is generally measured using a net premium methodology to accrue the projected net gain or loss on reinsurance in proportion to the gross premiums of the underlying reinsured cohorts; and is updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The locked-in discount rate used to measure changes in the reinsurance recoverable recorded in net income was established at the Transition Date, or at the inception of the reinsurance coverage for new reinsurance agreements entered into subsequent to the Transition Date. The reinsurance recoverable is remeasured to an upper-medium grade discount rate through OCI at each reporting date, similar to the underlying reinsured contracts. The reinsurance recoverable for other long-duration contracts and associated contract features is measured using assumptions and methods generally consistent with the underlying direct policies.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
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
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. The Company withholds the funds rather than transferring the underlying investments and, as a result, records funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for information on funds withheld assets.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	Economic hedges of fair value option securities (“FVO Securities”) which are linked to equity indices
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
Embedded Derivatives
As discussed above, certain guarantees previously accounted for as embedded derivatives are accounted for as MRBs upon adoption of LDTI. The Company issues certain products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:
•the contract or contract feature does not meet the definition of a MRB (as a result of the adoption of LDTI);
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
The Company adopted LDTI effective January 1, 2023 with a Transition Date of January 1, 2021. The standard required a full retrospective transition approach for MRBs, and allowed for a transition method election for FPBs and DAC, as well as other balances that have historically been amortized in a manner consistent with DAC. The Company has elected the modified retrospective transition approach for all FPBs, DAC, and related balances on all long-duration contracts, subject to the transition provisions. Additionally, an amendment in LDTI allowed entities to make an accounting policy election to exclude certain sold or disposed contracts or legal entities from application of the transition guidance. The Company did not make such an election.
Under the modified retrospective approach, the Company was required to establish LDTI-compliant FPBs, DAC and related balances for the Company’s Transition Date opening balance sheet by utilizing the Company’s December 31, 2020 balances with certain adjustments as described below.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents a summary of the Transition Date impacts associated with the implementation of LDTI to the consolidated balance sheet:

	Premiums, Reinsurance and Other Receivables	Deferred Policy Acquisition Costs and Value of Business Acquired	Deferred Tax Asset	Other Assets	Future Policy Benefits	Policyholder Account Balances	Market Risk Benefit Liabilities	Deferred Income Tax Liability	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balances as reported, December 31, 2020	$21,478	$2,649	$—	$4,158	$133,921	$96,635	$—	$1,980	$10,548	$11,662
Reclassification of carrying amount of contracts and contract features that are market risk benefits	(59)	—	—	—	(1,447)	(495)	1,883	—	—	—
Adjustments for the difference between previous carrying amount and fair value measurement for market risk benefits	—	—	—	—	—	—	4,906	(1,030)	(3,897)	21
Removal of related amounts in accumulated other comprehensive income	—	1,482	—	29	(6,835)	—	—	1,751	—	6,595
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	32	—	—	—	89	—	—	(12)	(45)	—
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	403	—	—	—	25,208	—	—	(5,209)	—	(19,596)
Adjustments for the cumulative effect of adoption on additional insurance assets and liabilities	29	—	—	—	36		—	—	—	(7)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	2	12	2,518	—	(4,794)	4,794	—	2,520	10	—
Balances as adjusted, January 1, 2021	$21,885	$4,143	$2,518	$4,187	$146,178	$100,934	$6,789	$—	$6,616	$(1,325)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Transition Date impacts associated with the implementation of LDTI were applied as follows:
Market Risk Benefits (See Note 5)
The full retrospective transition approach for MRBs required assessing products to determine whether contract or contract features expose the Company to other than nominal capital market risk. The population of MRBs identified was then reviewed to determine the historical measurement model prior to adoption of LDTI. If the MRB was a bifurcated embedded derivative prior to the adoption of LDTI, the existing measurement approach was retained, except that the fair value of the MRB at inception was recalculated to isolate the contract issue date nonperformance risk of the Company.
If, prior to the adoption of LDTI, the MRB was partially a bifurcated embedded derivative (e.g., a contract with multiple features where one was a bifurcated embedded derivative and one was an additional insurance liability), or was accounted for under a different model, the at-inception attributed fee ratio was calculated for every identified MRB, and using the at inception attributed fee ratio, the fair value of the MRB at the contract issue date was calculated to isolate the contract issue date nonperformance risk of the Company.
At the Transition Date, the impacts to the financial statements of the full retrospective approach for MRBs include the following:
•The amounts previously recorded for these contracts within additional insurance liabilities, embedded derivatives, and other insurance liabilities were reclassified to MRB liabilities;
•The difference between the fair value of the MRBs and the previously recorded carrying value at the Transition Date, excluding the cumulative effect of changes in nonperformance risk of the Company, was recorded as an adjustment to the opening balance of retained earnings; and
•The cumulative effect of changes in nonperformance risk between the contract issue date and the Transition Date was recorded as an adjustment to opening accumulated OCI (“AOCI”) as of the Transition Date.
Future Policy Benefits (See Note 3)
Traditional Non-participating Long-duration products
•Loss recognition balances related to unrealized investment gains associated with certain long-duration products previously recorded in AOCI were removed;
•Contracts in-force as of the Transition Date were grouped into cohorts; a revised NPR was calculated for each cohort using the existing Transition Date balance, best estimate cash flow assumptions without a provision for adverse deviation, and the historical discount rates used for the contracts within the cohort prior to the adoption of LDTI (the “locked-in” discount rate). For any cohorts where the net premiums exceeded gross premiums (NPR exceeded 100%), the FPB was increased for the excess of net premiums over gross premiums, with a corresponding adjustment recorded to opening retained earnings as of the Transition Date;
•The difference between the FPB balance calculated at the current upper-medium grade discount rate and the FPB balance calculated at the locked-in discount rate was recorded as an adjustment to opening AOCI as of the Transition Date; and
•Corresponding adjustments were made to ceded reinsurance balances.
Limited-payment Long-duration products
Limited-payment long-duration products transition to LDTI follows a similar approach to traditional non-participating products, except that these product cohorts may have a DPL which is adjusted at the Transition Date. If an increase to FPB depleted the DPL, the remaining adjustment was recorded to opening retained earnings as of the Transition Date.
Additional insurance liabilities
•The contracts and contract features that met the definition of a MRB were reclassified;

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•The impact of updating assessments used in the calculation of the additional insurance liabilities to reflect the constant margin amortization basis for UREV liabilities was recorded as an adjustment to opening retained earnings and AOCI; and
•Corresponding adjustments were made to ceded reinsurance balances.
DAC and other balances to be amortized in a manner consistent with DAC (VOBA, DSI and UREV) (See Note 7 for information on DAC, VOBA and UREV)
The opening balances of these accounts were adjusted for removal of the related amounts in AOCI, as these balances are no longer amortized using expected future gross premiums, margins, profits or earned premiums.
Other balance sheet reclassifications and adjustments at LDTI adoption (See Notes 3, 4 and 7)
Individual income annuities reclassification
Prior to the Transition Date, the Company classified all structured settlement and institutional income annuity products within FPBs. While the pre-LDTI GAAP reserving model was the same for these products, upon transition to LDTI, the reserving model for a subset of these products changed, requiring the Company to reclassify $4.7 billion of FPBs to PABs at the Transition Date.
Other reclassifications and adjustments
Other minor reclassifications and adjustments were made to conform to LDTI presentation requirements.
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated balance sheet:

	December 31, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Assets
Premiums, reinsurance and other receivables	$20,704	$87	$20,791
Market risk benefits	$—	$174	$174
Deferred policy acquisition costs and value of business acquired	$5,263	$(1,506)	$3,757
Deferred income tax asset	$2,661	$259	$2,920
Other assets	$4,367	$(15)	$4,352
Total assets	$385,840	$(1,001)	$384,839

Liabilities
Future policy benefits	$133,725	$(6,811)	$126,914
Policyholder account balances	$99,967	$3,440	$103,407
Market risk benefits	$—	$3,270	$3,270
Other policy-related balances	$7,863	$68	$7,931
Other liabilities	$24,489	$6	$24,495
Total liabilities	$371,471	$(27)	$371,444

Equity
Retained earnings	$10,572	$(1,550)	$9,022
Accumulated other comprehensive income (loss)	$(8,896)	$576	$(8,320)
Total Metropolitan Life Insurance Company stockholder’s equity	$14,157	$(974)	$13,183
Total equity	$14,369	$(974)	$13,395
Total liabilities and equity	$385,840	$(1,001)	$384,839

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of operations and comprehensive income (loss):

	Three Months Ended March 31, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$5,910	$(4)	$5,906
Universal life and investment-type product policy fees	$524	$(45)	$479
Other revenues	$412	$(1)	$411
Net investment gains (losses)	$(226)	$—	$(226)
Net derivative gains (losses)	$181	$(60)	$121
Total revenues	$9,627	$(110)	$9,517
Expenses
Policyholder benefits and claims	$6,561	$90	$6,651
Policyholder liability remeasurement (gains) losses	$—	$(29)	$(29)
Market risk benefits remeasurement (gains) losses	$—	$(1,361)	$(1,361)
Interest credited to policyholder account balances	$491	$11	$502
Policyholder dividends	$159	$2	$161
Other expenses	$1,299	$9	$1,308
Total expenses	$8,510	$(1,278)	$7,232
Income (loss) from before provisions for income taxes	$1,117	$1,168	$2,285
Provision for income tax expense (benefit)	$158	$245	$403
Net income (loss)	$959	$923	$1,882
Net income (loss) attributable to Metropolitan Life Insurance Company	$959	$923	$1,882
Comprehensive income (loss)	$(4,278)	$4,111	$(167)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(4,278)	$4,111	$(167)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statements of equity:

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2021	$10,868	$(3,935)	$6,933
Net income (loss)	$959	$923	$1,882
Balance at March 31, 2022	$10,946	$(3,012)	$7,934
Balance at December 31, 2022	$10,572	$(1,550)	$9,022
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$9,917	$(10,972)	$(1,055)
Other comprehensive income (loss), net of income tax	$(5,237)	$3,188	$(2,049)
Balance at March 31, 2022	$4,680	$(7,784)	$(3,104)
Balance at December 31, 2022	$(8,896)	$576	$(8,320)
Total Metropolitan Life Insurance Company Stockholders’ Equity
Balance at December 31, 2021	$33,254	$(14,907)	$18,347
Balance at March 31, 2022	$28,096	$(10,796)	$17,300
Balance at December 31, 2022	$14,157	$(974)	$13,183
Total Equity
Balance at December 31, 2021	$33,428	$(14,907)	$18,521
Balance at March 31, 2022	$28,250	$(10,796)	$17,454
Balance at December 31, 2022	$14,369	$(974)	$13,395
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of cash flows:

	Three Months Ended March 31, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Net cash provided by (used in) operating activities	$853	$147	$1,000
Cash flows from financing activities
Policyholder account balances - deposits	$22,794	$(21)	$22,773
Policyholder account balances - withdrawals	$(20,356)	$(126)	$(20,482)
Net cash provided by (used in) financing activities	$702	$(147)	$555

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Other Adopted Accounting Pronouncements
The table below describes the impacts of the other ASUs adopted by the Company.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in the new ASU eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023, the Company adopted, using a prospective approach.	The adoption of the new guidance has reduced the complexity involved with evaluating and accounting for certain loan modifications. The Company has included the required disclosures within its interim condensed consolidated financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope; as amended by ASU 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848

The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief. The amendments in ASU 2022-06 extend the sunset date of the reference rate reform optional expedients and exceptions to December 31, 2024.
Effective for contract modifications made between March 12, 2020 and December 31, 2024.	The guidance has reduced the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate, affected by reference rate reform.

Contract modifications for invested assets and derivative instruments occurred during 2021 and 2022 and have continued into 2023. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact on its interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2023 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. In addition, disclosures describing the nature of the investments and related income tax credits and benefits will be required.	January 1, 2024, to be applied on either a modified retrospective or a retrospective basis subject to certain exceptions (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements.
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
The adoption of LDTI impacted the Company’s calculation of adjusted earnings. With the adoption of LDTI, the measurement model was simplified for DAC and VOBA, and most embedded derivatives were reclassified as MRBs. As a result, the Company updated its calculation of adjusted earnings to remove certain adjustments related to the amortization of DAC, VOBA and related intangibles and adjusted for changes in measurement of certain guarantees. Under LDTI, adjusted earnings excludes changes in fair value associated with MRBs, changes in discount rates on certain annuitization guarantees, losses at contract inception for certain single premium business, and asymmetrical accounting associated with in-force reinsurance. All periods presented herein reflect the updated calculation of adjusted earnings.
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax.
These financial measures focus on the Company’s primary businesses principally by excluding the impact of (i) market volatility which could distort trends, (ii) asymmetrical and non-economic accounting, and (iii) revenues and costs related to divested businesses, non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings excludes net investment gains (losses), net derivative gains (losses), MRBs remeasurement gains (losses) and goodwill impairments. Further, policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
Asymmetrical and non-economic accounting adjustments are made to the line items indicated in calculating adjusted earnings:
•Net investment income includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
•Other revenues include settlements of foreign currency earnings hedges.
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, and (iii) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Interest credited to PABs excludes amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments.
Divested businesses are those that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP. Divested businesses also include the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP.
Other adjustments are made to the line items indicated in calculating adjusted earnings:
•Net investment income and interest credited to PABs excludes certain amounts related to contractholder-directed equity securities.
•Other revenues include fee revenue on synthetic guaranteed interest contracts (“GICs”) accounted for as freestanding derivatives.
•Other revenues exclude and other expenses include fees received in connection with services provided under transition service agreements.
•Other expenses exclude (i) implementation of new insurance regulatory requirements and other costs, and (ii) acquisition, integration and other related costs. Other expenses include (i) deductions for net income attributable to noncontrolling interests, and (ii) benefits accrued on synthetic GICs accounted for as freestanding derivatives.
Adjusted earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance.
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. The adoption of LDTI resulted in changes to the economic capital model. The changes related to this adoption do not represent a change in the composition of the segments and, in accordance with GAAP guidance for segment reporting, the Company will apply the changes to the economic capital model prospectively and did not update the economic model for 2022 and 2021.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss) or adjusted earnings.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. With the adoption of LDTI, net investment income was reallocated for certain segments to reflect the impact of the change to certain liability balances, with no impact to consolidated net investment income. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Three Months Ended March 31, 2023	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,270	$578	$1	$5,849	$—	$5,849
Universal life and investment-type product policy fees	285	145	—	430	—	430
Net investment income	1,854	989	43	2,886	(201)	2,685
Other revenues	242	56	122	420	(5)	415
Net investment gains (losses)	—	—	—	—	(102)	(102)
Net derivative gains (losses)	—	—	—	—	(560)	(560)
Total revenues	7,651	1,768	166	9,585	(868)	8,717
Expenses
Policyholder benefits and claims and policyholder dividends	5,227	1,116	—	6,343	3	6,346
Policyholder liability remeasurement (gains) losses	(72)	15	—	(57)	—	(57)
Market risk benefit remeasurement (gains) losses	—	—	—	—	244	244
Interest credited to policyholder account balances	609	155	66	830	1	831
Capitalization of DAC	(25)	—	(52)	(77)	—	(77)
Amortization of DAC and VOBA	14	59	4	77	—	77
Interest expense on debt	3	3	24	30	—	30
Other expenses	1,106	206	201	1,513	5	1,518
Total expenses	6,862	1,554	243	8,659	253	8,912
Provision for income tax expense (benefit)	165	41	(75)	131	(235)	(104)
Adjusted earnings	$624	$173	$(2)	795
Adjustments to:
Total revenues				(868)
Total expenses				(253)
Provision for income tax (expense) benefit				235
Net income (loss)				$(91)		$(91)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,284	$622	$—	$5,906	$—	$5,906
Universal life and investment-type product policy fees	286	193	—	479	—	479
Net investment income	1,629	1,264	64	2,957	(131)	2,826
Other revenues	242	43	126	411	—	411
Net investment gains (losses)	—	—	—	—	(226)	(226)
Net derivative gains (losses)	—	—	—	—	121	121
Total revenues	7,441	2,122	190	9,753	(236)	9,517
Expenses
Policyholder benefits and claims and policyholder dividends	5,577	1,226	—	6,803	9	6,812
Policyholder liability remeasurement (gains) losses	(45)	16	—	(29)	—	(29)
Market risk benefit remeasurement (gains) losses	—	—	—	—	(1,361)	(1,361)
Interest credited to policyholder account balances	362	161	1	524	(22)	502
Capitalization of DAC	(23)	—	(4)	(27)	—	(27)
Amortization of DAC and VOBA	15	65	—	80	—	80
Interest expense on debt	2	1	21	24	—	24
Other expenses	861	201	169	1,231	—	1,231
Total expenses	6,749	1,670	187	8,606	(1,374)	7,232
Provision for income tax expense (benefit)	143	91	(71)	163	240	403
Adjusted earnings	$549	$361	$74	984
Adjustments to:
Total revenues				(236)
Total expenses				1,374
Provision for income tax (expense) benefit				(240)
Net income (loss)				$1,882		$1,882
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2023	December 31, 2022
	(In millions)
U.S.	$219,424	$220,658
MetLife Holdings	135,580	133,393
Corporate & Other	31,817	30,788
Total	$386,821	$384,839
3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated DPLs, additional insurance liabilities, participating life and short-duration contracts.
The LDTI transition adjustments related to traditional and limited-payment contracts, DPLs, and additional insurance liabilities, as well as the associated ceded recoverables, as described in Note 1, were as follows at the Transition Date:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	U.S. Annuities	MetLife Holdings Long-Term Care	MetLife Holdings Participating Life	Other Long-Duration	Short-Duration and Other	Total
	(In millions)
Balance, future policy benefits, at December 31, 2020	$54,535	$14,281	$45,349	$9,625	$10,131	$133,921
Removal of additional insurance liabilities for separate presentation (1)	(4)	—	—	(2,925)	—	(2,929)
Subtotal - pre-adoption balance, excluding additional liabilities	54,531	14,281	45,349	6,700	10,131	130,992
Removal of related amounts in accumulated other comprehensive income	(5,571)	(1,210)	—	(54)	—	(6,835)
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	41	—	—	48	—	89
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	15,011	8,270	—	1,927	—	25,208
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(4,747)	—	—	(47)	—	(4,794)
Removal of remeasured deferred profit liabilities for separate presentation (1)	(2,413)	—	—	(250)	—	(2,663)
Balance, traditional and limited-payment contracts, at January 1, 2021	$56,852	$21,341	$45,349	$8,324	$10,131	$141,997

Balance, deferred profit liabilities at January 1, 2021	$2,413	$—	$—	$250	$—	$2,663

Balance, ceded recoverables on traditional and limited-payment contracts at December 31, 2020	$203	$—		$752		$955
Effect of remeasurement of the ceded recoverable to an upper-medium grade discount rate	135	—		268		403
Adjustments for loss contracts (with net premiums in excess of gross premiums) under the modified retrospective approach	—	—		32		32
Adjustments for the cumulative effect of adoption on ceded recoverables on traditional and limited-payment contract	6	—		20		26
Balance ceded recoverables on traditional and limited-payment contracts at January 1, 2021	$344	$—		$1,072		$1,416
__________________
(1) LDTI requires separate disaggregated rollforwards of the additional insurance liabilities balance and the traditional and limited-payment FPBs. Therefore, the additional insurance liabilities and DPL amounts that are recorded in the FPB financial statement line item are removed to derive the opening balance of traditional and limited-payment contracts at the Transition Date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	MetLife Holdings Universal and Variable Universal Life	Other Long-Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,478	$1,451	$2,929
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	(1,447)	(1,447)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	36	—	36
Additional insurance liabilities at January 1, 2021	$1,514	$4	$1,518

Ceded recoverables on additional insurance liabilities at December 31, 2020	$554	$—	$554
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	9	—	9
Ceded recoverables on additional insurance liabilities at January 1, 2021	$563	$—	$563

Balance, traditional and limited-payment contracts, at January 1, 2021			$141,997
Balance, deferred profit liabilities at January 1, 2021			2,663
Balance, additional insurance liabilities at January 1, 2021			1,518
Total future policy benefits at January 1, 2021			$146,178
__________________
The Company’s future policy benefits on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$48,491	$47,990
MetLife Holdings - Long-term care	14,617	13,845
Deferred Profit Liabilities:
U.S. - Annuities	2,865	2,699
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,686	1,641
MetLife Holdings - Participating life	44,163	44,434
Other long-duration (1)	6,303	6,297
Short-duration and other	10,073	10,008
Total	$128,198	$126,914
__________________
(1) This balance represents liabilities for various smaller product lines across both segments, as well as Corporate & Other.
Rollforwards - Traditional and Limited-Payment Contracts
The following information about the direct and assumed liability for future policy benefits includes disaggregated rollforwards of expected future net premiums and expected future benefits. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

U.S. - Annuities
The U.S segment’s annuities products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	2	—
Adjusted balance	2	—
Issuances	66	48
Net premiums collected	(68)	(48)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$48,190	$54,172

Balance, beginning of period, at original discount rate	$49,194	$42,453
Effect of actual variances from expected experience (1)	(262)	(77)
Adjusted balance	48,932	42,376
Issuances	64	48
Interest accrual	600	523
Benefit payments	(1,309)	(914)
Ending balance at original discount rate	48,287	42,033
Effect of changes in discount rate assumptions	281	6,549
Balance, end of period, at current discount rate at balance sheet date	48,568	48,582

Cumulative amount of fair value hedging adjustments	(77)	367
Net liability for future policy benefits, exclusive of net premiums	48,491	48,949
Less: Reinsurance recoverable	—	271
Net liability for future policy benefits, exclusive of net premiums, after reinsurance	$48,491	$48,678

Undiscounted - Expected future benefit payments	$94,225	$83,794
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$48,568	$48,582
Weighted-average duration of the liability	10 years	11 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.2%	3.7%
__________________
(1)    For the three months ended March 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $196 million. For the three months ended March 31, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $35 million.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the U.S. segment’s annuities products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
For the three months ended March 31, 2023, the effect of actual variances from expected experience was primarily driven by favorable mortality and the amendment of an affiliated reinsurance treaty.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

For the three months ended March 31, 2022, the effect of actual variances from expected experience was primarily driven by increased mortality.
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,775	$7,058

Balance, beginning of period, at original discount rate	$5,807	$5,699
Effect of actual variances from expected experience	26	87
Adjusted balance	5,833	5,786
Interest accrual	75	74
Net premiums collected	(146)	(145)
Ending balance at original discount rate	5,762	5,715
Effect of changes in discount rate assumptions	104	796
Balance, end of period, at current discount rate at balance sheet date	$5,866	$6,511

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$19,619	$27,627

Balance, beginning of period, at original discount rate	$20,165	$19,406
Effect of actual variances from expected experience	28	96
Adjusted balance	20,193	19,502
Interest accrual	266	257
Benefit payments	(191)	(170)
Ending balance at original discount rate	20,268	19,589
Effect of changes in discount rate assumptions	215	4,677
Balance, end of period, at current discount rate at balance sheet date	20,483	24,266

Net liability for future policy benefits, exclusive of net premiums	$14,617	$17,755

Undiscounted:
Expected future gross premiums	$11,053	$11,209
Expected future benefit payments	$45,741	$45,898
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,295	$8,210
Expected future benefit payments	$20,483	$24,266
Weighted-average duration of the liability	15 years	17 years
Weighted -average interest accretion (original locked-in) rate	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.3%	3.9%
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for long-term care products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, incidence, claim utilization, claim cost inflation, claim continuance, and premium rate increases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Rollforwards - Additional Insurance Liabilities
The Company establishes additional insurance liabilities for annuitization, death or other insurance benefits for universal life and variable universal life contract features where the Company guarantees to the contractholder either a secondary guarantee or a guaranteed paid-up benefit. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.
The following information about the direct liability for additional insurance liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses.
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,642	$1,623
Less: AOCI adjustment	(63)	66
Balance, beginning of period, before AOCI adjustment	1,705	1,557
Effect of actual variances from expected experience	14	9
Adjusted balance	1,719	1,566
Assessments accrual	24	23
Interest accrual	22	20
Excess benefits paid	(29)	(19)
Balance, end of period, before AOCI adjustment	1,736	1,590
Add: AOCI adjustment	(50)	23
Balance, end of period	1,686	1,613
Less: Reinsurance recoverable	636	619
Balance, end of period, net of reinsurance	$1,050	$994

Weighted-average duration of the liability	17 years	18 years
Weighted-average interest accretion rate	5.2%	5.2%
Significant Methodologies and Assumptions
Liabilities for ULSG and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments.
The guaranteed benefits are estimated over a range of scenarios. The significant assumptions used in estimating the ULSG and paid-up guarantee liabilities are investment income, mortality, lapses, and premium payment pattern and persistency. In addition, projected earned rate and crediting rates are used to project the account values and excess death benefits and assessments. The discount rate is equal to the crediting rate for each annual cohort and is locked-in at inception.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s revenue and interest recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Three Months Ended March 31,
	2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$41	$600	$61	$523
MetLife Holdings - Long-term care	183	$191	183	183
Deferred Profit Liabilities:
U.S. - Annuities	N/A	$35	N/A	34
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	120	22	122	20
Other long duration	164	76	177	76
Total	$508	$924	$543	$836
__________________
(1) Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2) Interest expense is included in policyholder benefits and claims.
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of period	$11,300	$10,820
Less: Reinsurance recoverables	1,633	1,857
Net balance, beginning of period	9,667	8,963
Incurred related to:
Current period	5,151	5,377
Prior periods (1)	(28)	230
Total incurred	5,123	5,607
Paid related to:
Current period	(2,025)	(2,102)
Prior periods	(2,999)	(2,947)
Total paid	(5,024)	(5,049)
Net balance, end of period	9,766	9,521
Add: Reinsurance recoverables	1,816	1,843
Balance, end of period (included in future policy benefits and other policy-related balances)	$11,582	$11,364
______________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

(1)For the three months ended March 31, 2023, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period. For the three months ended March 31, 2022, incurred claims and claim adjustment expenses include expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The LDTI transition adjustments related to PABs, as described in Note 1, were as follows at the Transition Date:

	U.S. Group Life	U.S. Capital Markets Investment Products and Stable Value GICs	U.S. Annuities and Risk Solutions	MetLife Holdings Annuities	Other	Total
	(In millions)
Balance at December 31, 2020	$7,585	$60,641	$5,316	$15,012	$8,081	$96,635
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	(1)	(494)	—	(495)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	—	—	4,747	—	47	4,794
Balance at January 1, 2021	$7,585	$60,641	$10,062	$14,518	$8,128	$100,934
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
U.S:
Group Life	$7,888	$7,954
Capital Markets Investment Products and Stable Value GICs	58,110	58,508
Annuities and Risk Solutions	10,450	10,244
MetLife Holdings - Annuities	12,143	12,598
Other	16,363	14,103
Total	$104,954	$103,407
Rollforwards
The following information about the direct and assumed liability for PABs includes year-to-date disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. Policy charges presented in each disaggregated rollforward reflect a premium and/or assessment based on the account balance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
U.S.
Group Life
The U.S. segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$7,954	$7,889
Deposits	830	869
Policy charges	(160)	(150)
Surrenders and withdrawals	(782)	(664)
Benefit payments	(1)	(4)
Net transfers from (to) separate accounts	1	—
Interest credited	46	31
Balance, end of period	$7,888	$7,971

Weighted-average annual crediting rate	2.3%	1.6%
Cash surrender value	$7,827	$7,917
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s group life products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$249,463	N/A	$240,610	N/A
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$935	$4,640	$5,575
Equal to or greater than 2% but less than 4%	1,277	10	63	2	1,352
Equal to or greater than 4%	759	1	43	33	836
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	125
Total	$2,036	$11	$1,041	$4,675	$7,888

March 31, 2022
Equal to or greater than 0% but less than 2%	$5,318	$131	$—	$132	$5,581
Equal to or greater than 2% but less than 4%	1,355	51	16	—	1,422
Equal to or greater than 4%	808	—	—	30	838
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	130
Total	$7,481	$182	$16	$162	$7,971

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Capital Markets Investment Products and Stable Value GICs
The U.S. segment’s capital markets investment products and stable value GICs PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$58,508	$58,495
Deposits	19,546	21,693
Surrenders and withdrawals	(20,825)	(19,053)
Interest credited	422	216
Effect of foreign currency translation and other, net	459	(167)
Balance, end of period	$58,110	$61,184

Weighted-average annual crediting rate	2.9%	1.5%
Cash surrender value	$1,565	$1,822
The U.S. segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,835	$1,836
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	56,274
Total	$—	$—	$1	$1,835	$58,110

March 31, 2022
Equal to or greater than 0% but less than 2%	$—	$300	$3,024	$1,158	$4,482
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	56,702
Total	$—	$300	$3,024	$1,158	$61,184

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The U.S. segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$10,244	$10,009
Deposits	240	26
Policy charges	(43)	(41)
Surrenders and withdrawals	(40)	(40)
Benefit payments	(134)	(143)
Net transfers from (to) separate accounts	55	(2)
Interest credited	107	95
Other	21	(82)
Balance, end of period	$10,450	$9,822

Weighted-average annual crediting rate	4.1%	3.9%
Cash surrender value	$6,621	$5,602
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s annuities and risk solutions products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$35,177	N/A	$33,538	N/A
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$58	$1,394	$1,452
Equal to or greater than 2% but less than 4%	230	39	40	441	750
Equal to or greater than 4%	3,689	120	12	5	3,826
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,422
Total	$3,919	$159	$110	$1,840	$10,450

March 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$115	$493	$608
Equal to or greater than 2% but less than 4%	301	36	40	421	798
Equal to or greater than 4%	3,634	125	1	4	3,764
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,652
Total	$3,935	$161	$156	$918	$9,822
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuities PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$12,598	$13,692
Deposits	41	65
Policy charges	(3)	(3)
Surrenders and withdrawals	(510)	(315)
Benefit payments	(117)	(109)
Net transfers from (to) separate accounts	35	66
Interest credited	90	94
Other	9	(11)
Balance, end of period	$12,143	$13,479

Weighted-average annual crediting rate	2.9%	2.8%
Cash surrender value	$11,309	$12,391

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s annuities products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk (3)	$3,600	$788	$2,003	$711
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(2)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.
(3)Includes amounts for certain variable annuities with guarantees, which are also disclosed in “MetLife Holdings – Annuities” in Note 5, due to contracts recorded as PABs, along with related guarantees recorded as MRBs.
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$658	$90	$136	$24	$908
Equal to or greater than 2% but less than 4%	6,516	3,197	371	36	10,120
Equal to or greater than 4%	587	44	6	—	637
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	478
Total	$7,761	$3,331	$513	$60	$12,143

March 31, 2022
Equal to or greater than 0% but less than 2%	$1,038	$7	$13	$11	$1,069
Equal to or greater than 2% but less than 4%	10,595	282	177	1	11,055
Equal to or greater than 4%	615	40	—	—	655
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	700
Total	$12,248	$329	$190	$12	$13,479

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The LDTI transition adjustments related to market risk benefit liabilities, as described in Note 1, were as follows at the Transition Date:

	MetLife Holdings Annuities	Other	Total
	(In millions)
Direct and assumed MRB liabilities at December 31, 2020	$—	$—	$—
Reclassification of carrying amount of contracts and contract features that are market risk benefits	1,882	1	1,883
Adjustments for the cumulative effect of changes in nonperformance risk between contract issue date and Transition Date	(9)	(17)	(26)
Adjustments for the difference between the fair value of the MRB balance, excluding the cumulative effect of changes in nonperformance risk, and the historical carrying value	4,728	204	4,932
Direct and assumed MRB liabilities at January 1, 2021	$6,601	$188	$6,789
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2023			December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$108	$3,363	$3,255	$153	$3,224	$3,071
Other	16	69	53	21	46	25
Total	$124	$3,432	$3,308	$174	$3,270	$3,096

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
Rollforwards
The following information about the direct liability for MRBs includes a disaggregated rollforward. The products grouped within this rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
MetLife Holdings - Annuities
The MetLife Holdings segment’s variable annuity products offer contract features where the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantees contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. Information regarding MetLife Holdings annuities products was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of period	$3,071	$5,715

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,164	$6,017
Attributed fees collected	80	79
Benefit payments	(10)	(10)
Effect of changes in interest rates	344	(1,365)
Effect of changes in capital markets	(303)	275
Effect of changes in equity index volatility	(121)	39
Actual policyholder behavior different from expected behavior	21	(11)
Effect of foreign currency translation and other, net (1)	251	(112)
Effect of changes in risk margin	3	(90)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	3,429	4,822
Cumulative effect of changes in the instrument-specific credit risk	(174)	(207)
Balance, end of period	$3,255	$4,615
__________________
(1) Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the MetLife Holdings segment’s annuities products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk (3)	$3,600	$788	$2,003	$711
Weighted-average attained age of contractholders	70 years	70 years	69 years	69 years
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
(1)    For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(2)    For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.
(3) Includes amounts for certain variable annuities with guarantees, which are also disclosed in “MetLife Holdings – Annuities” in Note 4, due to contracts recorded as PABs, along with related guarantees recorded as MRBs.
Significant Methodologies and Assumptions
The Company issues GMDBs, GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and GMIBs that typically meet the definition of MRBs, which are measured in aggregate, as one compound MRB, at estimated fair value separately from the variable annuity contract, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI.
The Company calculates the fair value of these MRBs, which is estimated as the present value of projected future benefits minus the present value of projected attributed fees, using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, projecting future cash flows from the MRB over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 11 for additional information on significant unobservable inputs.
The valuation of these MRBs includes a nonperformance risk adjustment and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries as compared to MetLife, Inc.
Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions at annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
Other
In addition to the disaggregated MRB product rollforward above, the Company offers other products with guaranteed minimum benefit features. These MRBs are measured at estimated fair value with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 11 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of period	$25	$286

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$34	$322
Attributed fees collected	1	—
Effect of changes in interest rates	21	(59)
Effect of changes in capital markets	—	(5)
Actual policyholder behavior different from expected behavior	(23)	(4)
Effect of foreign currency translation and other, net	35	(41)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	68	213
Cumulative effect of changes in the instrument-specific credit risk	(15)	(25)
Balance, end of period	$53	$188
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The separate account investment objectives are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
U.S.:
Stable Value and Risk Solutions	$40,677	$43,249
Annuities	12,219	11,694
MetLife Holdings - Annuities	29,261	28,443
Other	6,200	5,855
Total	$88,357	$89,241

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Rollforwards
The following information about the separate account liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
The separate account liabilities are primarily comprised of the following: U.S. stable value and risk solutions contracts, U.S. annuities participating and non-participating group contracts and MetLife Holdings variable annuities.
The balances of and changes in separate account liabilities were as follows:

	U.S. Stable Value and Risk Solutions	U.S. Annuities	MetLife Holdings Annuities
	(In millions)
Three Month Ended March 31, 2023
Balance, beginning of period	$43,249	$11,694	$28,443
Premiums and deposits	645	78	67
Policy charges	(57)	(6)	(149)
Surrenders and withdrawals	(3,417)	(135)	(660)
Benefit payments	(21)	—	(120)
Investment performance	1,079	505	1,716
Net transfers from (to) general account	(57)	2	(36)
Effect of foreign currency translation and other, net	(744)	81	—
Balance, end of period	$40,677	$12,219	$29,261
Three Months Ended March 31, 2022
Balance, beginning of period	$54,391	$21,292	$40,096
Premiums and deposits	1,792	620	72
Policy charges	(70)	(8)	(174)
Surrenders and withdrawals	(3,082)	(5,820)	(864)
Benefit payments	(24)	—	(124)
Investment performance	(2,030)	(1,141)	(2,931)
Net transfers from (to) general account	63	(62)	(66)
Effect of foreign currency translation and other, net	(1,258)	24	—
Balance, end of period	$49,782	$14,905	$36,009

Cash surrender value at March 31, 2023 (1)	$36,594	N/A	$29,115
Cash surrender value at March 31, 2022 (1)	$41,427	N/A	$35,794
_____________
(1)    Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2023
	U.S.	MetLife Holdings	Total
	(In millions)
Fixed maturity securities AFS:
Bonds:
Foreign government	$577	$—	$577
U.S. government and agency	11,128	—	11,128
Public utilities	1,264	—	1,264
Municipals	504	—	504
Corporate bonds:
Materials	211	—	211
Communications	1,084	—	1,084
Consumer	2,299	—	2,299
Energy	890	—	890
Financial	3,095	—	3,095
Industrial and other	888	—	888
Technology	700	—	700
Foreign	2,370	—	2,370
Total corporate bonds	11,537	—	11,537
Total bonds	25,010	—	25,010
Mortgage-backed securities	11,645	—	11,645
Asset-backed securities and collateralized loan obligations	2,730	—	2,730
Redeemable preferred stock	5	—	5
Total fixed maturity securities AFS	39,390	—	39,390
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,611	—	2,611
Banks, trust and insurance companies	496	—	496
Public utilities	71	—	71
Non-redeemable preferred stock	2	—	2
Mutual funds	4,607	34,333	38,940
Total equity securities	7,787	34,333	42,120
Other invested assets	1,337	—	1,337
Total investments	48,514	34,333	82,847
Other assets	5,510	—	5,510
Total	$54,024	$34,333	$88,357

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)

	December 31, 2022
	U.S.	MetLife Holdings	Total
	(In millions)
Fixed maturity securities AFS:
Bonds:
Foreign government	$588	$—	$588
U.S. government and agency	11,189	—	11,189
Public utilities	1,174	—	1,174
Municipals	475	—	475
Corporate bonds:
Materials	242	—	242
Communications	1,174	—	1,174
Consumer	2,365	—	2,365
Energy	861	—	861
Financial	3,495	—	3,495
Industrial and other	876	—	876
Technology	711	—	711
Foreign	2,451	—	2,451
Total corporate bonds	12,175	—	12,175
Total bonds	25,601	—	25,601
Mortgage-backed securities	12,202	—	12,202
Asset-backed securities and collateralized loan obligations	2,763	—	2,763
Redeemable preferred stock	4	—	4
Total fixed maturity securities AFS	40,570	—	40,570
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,853	—	2,853
Banks, trust and insurance companies	586	—	586
Public utilities	94	—	94
Non-redeemable preferred stock	2	—	2
Mutual funds	4,355	33,231	37,586
Total equity securities	7,890	33,231	41,121
Other invested assets	1,636	—	1,636
Total investments	50,096	33,231	83,327
Other assets	5,914	—	5,914
Total	$56,010	$33,231	$89,241

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
The transition adjustments related to DAC, VOBA, and UREV, as described in Note 1, were as follows at the Transition Date:

	U.S.	MetLife Holdings	Total
	(In millions)
DAC:
Balance at December 31, 2020	$378	$2,248	$2,626
Removal of related amounts in AOCI	—	1,480	1,480
Other adjustments upon adoption of the LDTI standard	—	12	12
Balance at January 1, 2021	$378	$3,740	$4,118

VOBA:
Balance at December 31, 2020	$20	$3	$23
Removal of related amounts in AOCI	—	2	2
Balance at January 1, 2021	$20	$5	$25

UREV:
Balance at December 31, 2020	$22	$157	$179
Removal of related amounts in AOCI	—	—	—
Balance at January 1, 2021	$22	$157	$179

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue (continued)
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	U.S.	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2023	$401	$3,220	$120	$3,741
Capitalizations	25	—	52	77
Amortization	(13)	(59)	(4)	(76)
Balance at March 31, 2023	$413	$3,161	$168	$3,742

Balance at January 1, 2022	$384	$3,457	$6	$3,847
Capitalizations	23	—	4	27
Amortization	(14)	(65)	—	(79)
Balance at March 31, 2022	$393	$3,392	$10	$3,795

VOBA:
Balance at January 1, 2023	$16	$—	$—	$16
Amortization	(1)	—	—	(1)
Balance at March 31, 2023	$15	$—	$—	$15

Balance at January 1, 2022	$18	$—	$—	$18
Amortization	(1)	—	—	(1)
Balance at March 31, 2022	$17	$—	$—	$17

Total DAC and VOBA:
Balance at March 31, 2023				$3,757
Balance at March 31, 2022				$3,812
Balance at December 31, 2022				$3,757
__________________
(1)Includes DAC balances primarily related to universal life, variable universal life, whole life, term life and variable annuities products.
Significant Methodologies and Assumptions
The Company amortizes DAC and VOBA related to long-duration contracts over the estimated lives of the contracts in proportion to benefits in-force for U.S. annuities and policy count for all other products. The amortization amount is calculated using the same cohorts as the corresponding liabilities on a quarterly basis, using an amortization rate that includes current period reporting experience and end of period persistency assumptions that are consistent with those used to measure the corresponding liabilities.
The Company amortizes DAC for short-duration contracts, which is primarily comprised of commissions and certain underwriting expenses, in proportion to actual and future earned premium over the applicable contract term.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue (continued)
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	U.S.	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2023	$18	$227	$245
Deferrals	1	9	10
Amortization	(1)	(5)	(6)
Balance at March 31, 2023	$18	$231	$249

	U.S.	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2022	$21	$195	$216
Deferrals	—	12	12
Amortization	(1)	(4)	(5)
Balance at March 31, 2022	$20	$203	$223
Significant Methodologies and Assumptions
UREV is amortized similarly to DAC and VOBA, see “— DAC and VOBA.”
8. Closed Block
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
At least annually, management performs a premium deficiency test using best estimate assumptions to determine whether the projected future earnings of the closed block are sufficient to support the payment of future closed block contractual benefits. The most recent deficiency test demonstrated that the projected future earnings of the closed block are sufficient to support the payment of future closed block contractual benefits.
Experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized gains and losses, directly impact the policyholder dividend obligation. Amortization of the closed block DAC, which resides outside of the closed block, is based upon policy count within the closed block.
Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,898	$37,222
Other policy-related balances	274	273
Policyholder dividends payable	177	181
Other liabilities	504	455
Total closed block liabilities	37,853	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	20,033	19,648
Mortgage loans	6,488	6,564
Policy loans	4,044	4,084
Real estate and real estate joint ventures	647	635
Other invested assets	666	705
Total investments	31,878	31,636
Cash and cash equivalents	477	437
Accrued investment income	376	375
Premiums, reinsurance and other receivables	70	52
Current income tax recoverable	79	88
Deferred income tax asset	311	423
Total assets designated to the closed block	33,191	33,011
Excess of closed block liabilities over assets designated to the closed block	4,662	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(924)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	253	262
Total amounts included in AOCI	(671)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,991	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(In millions)
Balance, beginning of period	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	(1,682)
Balance, end of period	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenues
Premiums	$235	$275
Net investment income	338	361
Net investment gains (losses)	4	(32)
Net derivative gains (losses)	(2)	3
Total revenues	575	607
Expenses
Policyholder benefits and claims	413	483
Policyholder dividends	97	134
Other expenses	22	23
Total expenses	532	640
Revenues, net of expenses before provision for income tax expense (benefit)	43	(33)
Provision for income tax expense (benefit)	9	(7)
Revenues, net of expenses and provision for income tax expense (benefit)	$34	$(26)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents fixed maturity securities available-for-sale (“AFS”) by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, prime investor, non-qualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”) includes securities collateralized by consumer loans, corporate loans and broadly syndicated bank loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	March 31, 2023					December 31, 2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$56,356	$(57)	$1,031	$3,834	$53,496	$55,280	$(28)	$649	$4,811	$51,090
Foreign corporate	28,581	(3)	323	3,830	25,071	28,328	(3)	206	4,538	23,993
U.S. government and agency	24,180	—	365	1,732	22,813	24,409	—	333	2,384	22,358
RMBS	22,008	—	201	2,062	20,147	21,539	—	177	2,383	19,333
ABS & CLO	12,682	—	22	683	12,021	12,639	—	9	812	11,836
Municipals	7,863	—	422	506	7,779	7,880	—	256	672	7,464
CMBS	6,712	(7)	7	605	6,107	6,691	(15)	7	640	6,043
Foreign government	3,713	(68)	160	279	3,526	3,711	(68)	140	324	3,459
Total fixed maturity securities AFS	$162,095	$(135)	$2,531	$13,531	$150,960	$160,477	$(114)	$1,777	$16,564	$145,576
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $84 million and $71 million at March 31, 2023 and December 31, 2022, respectively, with unrealized gains (losses) of ($23) million and ($1) million at March 31, 2023 and December 31, 2022, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$3,317	$25,762	$28,441	$63,045	$41,395	$161,960
Estimated fair value	$3,214	$24,774	$26,849	$57,848	$38,275	$150,960
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

	March 31, 2023				December 31, 2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$23,203	$1,587	$12,221	$2,218	$34,358	$3,953	$3,383	$856
Foreign corporate	9,697	1,110	10,551	2,720	16,834	3,350	3,977	1,188
U.S. government and agency	10,775	779	5,042	953	13,489	1,895	2,756	489
RMBS	7,145	442	8,969	1,620	11,622	1,280	4,585	1,103
ABS & CLO	2,640	81	7,907	602	7,725	499	3,009	313
Municipals	1,790	146	1,218	360	3,526	616	133	56
CMBS	2,593	137	3,047	467	4,376	426	1,254	213
Foreign government	1,098	70	781	208	1,803	209	306	115
Total fixed maturity securities AFS	$58,941	$4,352	$49,736	$9,148	$93,733	$12,228	$19,403	$4,333
Investment grade	$55,769	$4,215	$45,957	$8,514	$88,059	$11,710	$17,470	$3,897
Below investment grade	3,172	137	3,779	634	5,674	518	1,933	436
Total fixed maturity securities AFS	$58,941	$4,352	$49,736	$9,148	$93,733	$12,228	$19,403	$4,333
Total number of securities in an unrealized loss position	6,327		5,858		10,688		2,110
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $3.1 billion for the three months ended March 31, 2023 to $13.5 billion primarily due to decreases in interest rates and the impact of strengthening foreign currencies on certain non-functional currency denominated fixed maturity securities, partially offset by widening credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $9.1 billion at March 31, 2023, or 68% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $9.1 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $8.5 billion, or 93%, were related to 5,228 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $9.1 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $634 million, or 7%, were related to 630 below investment grade securities. Unrealized losses on below investment grade securities are principally related to foreign corporate and U.S. corporate securities (primarily transportation, consumer and communications). These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At March 31, 2023, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2023.
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

	U.S. Corporate	Foreign Corporate	CMBS	Foreign Government	Total
Three Months Ended March 31, 2023	(In millions)
Balance, at beginning of period	$28	$3	$15	$68	$114
ACL not previously recorded	31	—	—	—	31
Changes for securities with previously recorded ACL	—	—	2	—	2
Securities sold or exchanged	(2)	—	(10)	—	(12)
Write-offs	—	—	—	—	—
Balance, at end of period	$57	$3	$7	$68	$135
Three Months Ended March 31, 2022
Balance, at beginning of period	$30	$10	$13	$—	$53
ACL not previously recorded	13	11	—	104	128
Changes for securities with previously recorded ACL	—	4	—	—	4
Securities sold or exchanged	(8)	—	—	—	(8)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$13	$25	$13	$104	$155

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2023		December 31, 2022
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$38,262	59.7%	$37,196	59.4%
Agricultural	15,848	24.8	15,869	25.4
Residential	10,530	16.4	9,953	15.9
Total amortized cost	64,640	100.9	63,018	100.7
Allowance for credit loss	(587)	(0.9)	(448)	(0.7)
Total mortgage loans, net	$64,053	100.0%	$62,570	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($739) million and ($717) million at March 31, 2023 and December 31, 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2023 was $185 million, $124 million and $79 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $171 million, $147 million and $70 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $757 million and $533 million for the three months ended March 31, 2023 and 2022, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans from affiliates.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$174	$105	$169	$448	$260	$79	$197	$536
Provision (release)	79	49	18	146	(11)	11	(25)	(25)
Charge-offs, net of recoveries	—	(7)	—	(7)	—	—	(1)	(1)
Balance, end of period	$253	$147	$187	$587	$249	$90	$171	$510

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).
Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.

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
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and pooled by similar risk profiles (including consumer credit score and LTV ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, LTV ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company reverts to industry historical loss experience using a straight-line basis over one year.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means, principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted are considered in determining any ACL recorded.
Commercial mortgage loans:
For the three months ended March 31, 2023, the Company granted an additional 3-month term extension on a previously restructured loan with an amortized cost of $31 million. This modified loan represents less than 1% of the portfolio segment.
Residential mortgage loans:
For the three months ended March 31, 2023, the Company granted term extensions on loans with an amortized cost of $3 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $4 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $3 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of 11.1 years to the life of the modified loans, allowed for the capitalization or deferral of balances due and reduced the weighted-average interest rate of the modified loans from 5.9% to 4.2%.
All mortgage loans that were modified to borrowers experiencing financial difficulties during the three months ended March 31, 2023, are current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$831	$3,292	$3,200	$2,135	$2,968	$13,873	$2,885	$29,184	76.3%
65% to 75%	—	1,548	1,002	738	1,204	2,276	—	6,768	17.7
76% to 80%	—	310	57	83	168	545	—	1,163	3.0
Greater than 80%	—	82	—	18	250	797	—	1,147	3.0
Total	$831	$5,232	$4,259	$2,974	$4,590	$17,491	$2,885	$38,262	100.0%
DSCR:
> 1.20x	$354	$4,482	$3,820	$2,696	$4,198	$15,694	$2,385	$33,629	87.9%
1.00x - 1.20x	477	516	259	52	178	971	204	2,657	6.9
<1.00x	—	234	180	226	214	826	296	1,976	5.2
Total	$831	$5,232	$4,259	$2,974	$4,590	$17,491	$2,885	$38,262	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2023:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$357	$1,987	$1,500	$1,885	$1,581	$5,970	$1,108	$14,388	90.8%
65% to 75%	5	87	228	293	24	565	40	1,242	7.8
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	—	14	133	51	9	207	1.3
Total	$362	$2,074	$1,728	$2,192	$1,738	$6,597	$1,157	$15,848	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$177	$1,968	$812	$153	$595	$6,423	$—	$10,128	96.2%
Nonperforming (1)	—	14	9	6	37	336	—	402	3.8
Total	$177	$1,982	$821	$159	$632	$6,759	$—	$10,530	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $143 million at both March 31, 2023 and December 31, 2022.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $655 million, or 1% of total commercial and agricultural mortgage loans, at March 31, 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2023 and December 31, 2022. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In millions)
Commercial	$22	$—	$—	$—	$170	$158
Agricultural	96	120	—	18	260	131
Residential	402	428	—	—	404	429
Total	$520	$548	$—	$18	$834	$718
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2022 was $146 million, $225 million and $418 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $77 million and $7 million at March 31, 2023 and December 31, 2022, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either March 31, 2023 or December 31, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2023	December 31, 2022	Three Months Ended March 31,
			2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,612	$1,618	$42	$54
Other real estate	489	487	46	30
Real estate joint ventures	6,391	6,311	(36)	110
Total real estate and real estate joint ventures	$8,492	$8,416	$52	$194
The carrying value of wholly-owned real estate acquired through foreclosure was $184 million and $179 million at March 31, 2023 and December 31, 2022, respectively. Depreciation expense on real estate investments was $20 million for both the three months ended March 31, 2023 and 2022. Real estate investments were net of accumulated depreciation of $586 million and $566 million at March 31, 2023 and December 31, 2022, respectively.
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
See Note 7 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a summary of leased real estate investments and income earned, by property type.
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
The investment in leveraged and direct financing leases, net of ACL, was $725 million and $123 million, respectively, at March 31, 2023 and $731 million and $127 million, respectively, at December 31, 2022. The ACL for leveraged and direct financing leases was $14 million and $19 million at March 31, 2023 and December 31, 2022, respectively.
Other Invested Assets
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information about Other Invested Assets, which includes securities accounted for under the FVO and equity securities.
FVO Securities and Equity Securities
The following table presents FVO Securities and equity securities by security type. Common stock includes common stock and certain mutual funds. FVO Securities includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	March 31, 2023			December 31, 2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$657	$235	$892	$673	$171	$844

Equity securities
Common stock	$121	$45	$166	$119	$47	$166
Non-redeemable preferred stock	62	(3)	59	77	(3)	74
Total equity securities	$183	$42	$225	$196	$44	$240
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.3 billion and $6.6 billion, principally at estimated fair value, at March 31, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2023 and December 31, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2023			December 31, 2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$6,442	$6,521	$6,372	$6,601	$6,773	$6,625
Repurchase agreements	$3,209	$3,125	$3,054	$3,176	$3,125	$3,057
__________________
(1)These securities were included within fixed maturity securities AFS and cash equivalents at March 31, 2023 and within fixed maturity securities AFS and short-term investments at December 31, 2022.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2023					December 31, 2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,122	$2,414	$2,985	$—	$6,521	$935	$4,233	$1,605	$—	$6,773

Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,125	$—	$—	$3,125
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
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes,

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
except mortgage loans, which are presented at carrying value, and were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$101	$98
Invested assets pledged as collateral (1)	22,097	20,612
Total invested assets on deposit and pledged as collateral	$22,198	$20,710
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 10).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $668 million and $659 million, at redemption value, at March 31, 2023 and December 31, 2022, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2023		December 31, 2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures	$1,380	$—	$1,357	$—
Mortgage loan joint ventures	150	—	147	—
Investment funds (primarily other invested assets)	98	—	98	—
Renewable energy partnership (primarily other invested assets)	72	—	76	—
Total	$1,700	$—	$1,678	$—
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2023		December 31, 2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$37,055	$37,055	$35,813	$35,813
Other limited partnership interests	7,285	9,686	7,299	9,716
Other invested assets	1,339	1,499	1,342	1,509
Real estate joint ventures	114	117	86	88
Total	$45,793	$48,357	$44,540	$47,126
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
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2023 or 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2023	2022
	(In millions)
Fixed maturity securities AFS	$1,846	$1,501
Equity securities	1	1
Mortgage loans	790	613
Policy loans	73	72
Real estate and real estate joint ventures	52	194
Other limited partnership interests	1	533
Cash, cash equivalents and short-term investments	84	4
FVO Securities	50	(29)
Operating joint venture	14	16
Other	79	69
Subtotal investment income	2,990	2,974
Less: Investment expenses	305	148
Net investment income	$2,685	$2,826

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals	$—	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and real estate joint ventures)	58	18
Net realized and unrealized gains (losses) recognized in NII	$58	$18

Changes in estimated fair value subsequent to purchase of FVO Securities still held at the end of the respective periods and recognized in NII	$47	$(32)

Equity method investments NII (primarily real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture)	$(38)	$617

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2023	2022
	(In millions)
Fixed maturity securities AFS	$52	$(302)
Equity securities	(5)	3
Mortgage loans	(149)	23
Real estate and real estate joint ventures (excluding changes in estimated fair value)	2	4
Other limited partnership interests (excluding changes in estimated fair value)	7	3
Other gains (losses)	6	17
Subtotal	(87)	(252)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(5)	6
Non-investment portfolio gains (losses)	(10)	20
Subtotal	(15)	26
Net investment gains (losses)	$(102)	$(226)

Transaction Type
Realized gains (losses) on investments sold or disposed	$83	$(148)
Impairment (losses)	(6)	(33)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(162)	(80)
Unrealized net gains (losses) recognized in earnings	(7)	15
Total recognized gains (losses)	(92)	(246)
Non-investment portfolio gains (losses)	(10)	20
Net investment gains (losses)	$(102)	$(226)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$(3)	$8

Foreign currency gains (losses)	$(15)	$12

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in NIGL	$83	$(148)
Recognized in NII	—	—
Net realized investment gains (losses) from sales and disposals of investments	$83	$(148)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2023	2022
	(In millions)
Proceeds	$8,422	$7,489
Gross investment gains	$239	$25
Gross investment (losses)	(160)	(191)
Realized gains (losses) on sales and disposals	79	(166)
Net credit loss (provision) release (change in ACL recognized in earnings)	(21)	(103)
Impairment (losses)	(6)	(33)
Net credit loss (provision) release and impairment (losses)	(27)	(136)
Net investment gains (losses)	$52	$(302)

Equity Securities
Realized gains (losses) on sales and disposals	$(2)	$(7)
Unrealized net gains (losses) recognized in earnings	(3)	10
Net investment gains (losses)	$(5)	$3
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$189
Amortized cost of invested assets transferred to affiliates	$—	$191
Net investment gains (losses) recognized on transfers	$—	$(2)
Estimated fair value of invested assets transferred from affiliates	$515	$257
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		March 31, 2023	December 31, 2022	Three Months Ended March 31,
				2023	2022
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,197	$1,207	$5	$6
Affiliated investments (2)	American Life Insurance Company	100	100	—	—
Other invested assets		$1,297	$1,307	$5	$6
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2023 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 1.85%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information.
(2)Represents an affiliated surplus note which matures in June 2025 and bears interest, payable semi-annually, at a rate per annum of 1.88%.
The Company incurred investment advisory charges from an affiliate of $68 million for each of the three months ended March 31, 2023 and 2022.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated mortgage loan joint ventures.
See “— Related Party Reinsurance Transactions” in Note 17 for information about affiliated funds withheld.
10. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies for derivatives and Note 11 for information about the fair value hierarchy for derivatives.
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
•Interest rate derivatives: swaps, total return swaps, caps, floors, futures, swaptions, forwards and synthetic GICs;
•Foreign currency exchange rate derivatives: swaps and forwards;
•Credit derivatives: purchased or written single name or index credit default swaps, and forwards; and
•Equity derivatives: index options, variance swaps, exchange-traded futures and total return swaps.
For detailed information on these contracts and the related strategies, see Note 8 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,036	$1,394	$384	$4,036	$1,353	$443
Foreign currency swaps	Foreign currency exchange rate	565	59	—	565	74	—
Subtotal		4,601	1,453	384	4,601	1,427	443
Cash flow hedges:
Interest rate swaps	Interest rate	3,739	42	189	3,739	7	239
Interest rate forwards	Interest rate	1,932	—	284	2,227	—	404
Foreign currency swaps	Foreign currency exchange rate	29,402	2,404	1,040	29,290	2,453	1,364
Subtotal		35,073	2,446	1,513	35,256	2,460	2,007
Total qualifying hedges		39,674	3,899	1,897	39,857	3,887	2,450
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	14,602	1,640	607	15,358	1,579	704
Interest rate floors	Interest rate	21,495	128	—	23,371	114	—
Interest rate caps	Interest rate	41,290	698	—	46,666	903	—
Interest rate futures	Interest rate	265	1	—	414	—	1
Interest rate options	Interest rate	39,806	393	—	39,712	434	36
Synthetic GICs	Interest rate	10,525	—	—	13,044	—	—
Foreign currency swaps	Foreign currency exchange rate	4,612	621	12	4,739	720	5
Foreign currency forwards	Foreign currency exchange rate	1,398	15	17	1,328	16	25
Credit default swaps — purchased	Credit	804	11	1	843	16	—
Credit default swaps — written	Credit	10,335	112	18	9,074	113	26
Equity futures	Equity market	1,110	2	16	1,063	2	—
Equity index options	Equity market	15,756	499	177	14,143	585	179
Equity variance swaps	Equity market	90	4	—	90	4	—
Equity total return swaps	Equity market	1,980	26	24	1,922	23	103
Total non-designated or nonqualifying derivatives		164,068	4,150	872	171,767	4,509	1,079
Total		$203,742	$8,049	$2,769	$211,624	$8,396	$3,529
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$126	$32	N/A
Hedged items	1	—	—	(126)	(32)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(16)	—	—	—	—	N/A
Hedged items	16	—	—	—	—	N/A
Subtotal	—	—	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$200
Amount of gains (losses) reclassified from AOCI into income	14	2	—	—	—	(16)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(41)
Amount of gains (losses) reclassified from AOCI into income	1	129	—	—	—	(130)
Foreign currency transaction gains (losses) on hedged items	—	(124)	—	—	—	—
Subtotal	15	7	—	—	—	13
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(61)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(95)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(9)	—	—	N/A
Credit derivatives — written (1)	—	—	6	—	—	N/A
Equity derivatives (1)	(6)	—	(403)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	32	—	—	N/A
Subtotal	(6)	—	(530)	—	—	N/A
Earned income on derivatives	43	—	245	5	(33)	—
Synthetic GICs	N/A	N/A	5	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(280)	—	N/A	N/A
Total	$52	$7	$(560)	$5	$(33)	$13

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended March 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$4	$—	$—	$(373)	$(76)	N/A
Hedged items	(4)	—	—	357	75	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	31	—	—	—	—	N/A
Hedged items	(29)	—	—	—	—	N/A
Subtotal	2	—	—	(16)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(542)
Amount of gains (losses) reclassified from AOCI into income	15	18	—	—	—	(33)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	152
Amount of gains (losses) reclassified from AOCI into income	2	(77)	—	—	—	75
Foreign currency transaction gains (losses) on hedged items	—	72	—	—	—	—
Subtotal	17	13	—	—	—	(348)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(731)	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	123	—	—	N/A
Credit derivatives — purchased (1)	—	—	31	—	—	N/A
Credit derivatives — written (1)	—	—	(36)	—	—	N/A
Equity derivatives (1)	(7)	—	182	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(63)	—	—	N/A
Subtotal	(5)	—	(494)	—	—	N/A
Earned income on derivatives	85	—	137	41	(26)	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	478	—	N/A	N/A
Total	$99	$13	$121	$25	$(27)	$(348)
__________________
(1)Excludes earned income on derivatives.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$253	$247	$1	$1
Mortgage loans	$342	$319	$(16)	$(18)
Future policy benefits	$(2,982)	$(2,816)	$78	$200
Policyholder account balances	$(1,807)	$(1,735)	$22	$80
__________________
(1)Includes ($130) million and ($136) million of hedging adjustments on discontinued hedging relationships at March 31, 2023 and December 31, 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $1 million and $0 for the three months ended March 31, 2023 and 2022, respectively.
At both March 31, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At both March 31, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $2.0 billion.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2023, the Company expected to reclassify $115 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	1.2	$1	$10	1.5
Credit default swaps referencing indices	82	4,251	3.2	79	4,251	3.4
Subtotal	82	4,261	3.2	80	4,261	3.4
Baa
Single name credit default swaps (3)	1	40	2.2	—	40	2.5
Credit default swaps referencing indices	15	5,859	5.9	13	4,598	5.9
Subtotal	16	5,899	5.8	13	4,638	5.8
Ba
Single name credit default swaps (3)	1	45	0.4	1	45	0.7
Credit default swaps referencing indices	2	25	3.7	2	25	4.0
Subtotal	3	70	1.6	3	70	1.9
B
Credit default swaps referencing indices	1	75	5.2	1	75	4.5
Subtotal	1	75	5.2	1	75	4.5
Caa
Credit default swaps referencing indices	(8)	30	3.2	(10)	30	3.5
Subtotal	(8)	30	3.2	(10)	30	3.5
Total	$94	$10,335	4.7	$87	$9,074	4.6
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s over-the-counter bilateral (“OTC-bilateral”), contracts between two counterparties, derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of the Dodd-Frank Wall Street Reform and Consumer Protection Act) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
The Company’s over-the-counter cleared (“OTC-cleared”) derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by brokers and central clearinghouses to such derivatives.
See Note 11 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2023		December 31, 2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,095	$2,784	$8,456	$3,499
OTC-cleared (1)	74	8	57	29
Exchange-traded	3	16	2	1
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,172	2,808	8,515	3,529
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,640)	(2,640)	(3,317)	(3,317)
OTC-cleared	6	6	(14)	(14)
Exchange-traded	(2)	(2)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,576)	—	(4,044)	—
OTC-cleared	(16)	—	(18)	(1)
Securities collateral: (5)
OTC-bilateral	(1,842)	(144)	(1,078)	(182)
OTC-cleared	—	(14)	—	(14)
Exchange-traded	—	(14)	—	(1)
Net amount after application of master netting agreements and collateral	$102	$—	$44	$—
__________________
(1)At March 31, 2023 and December 31, 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $123 million and $119 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $39 million and $0, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2023 and December 31, 2022, the Company received excess cash collateral of $204 million and $210 million, respectively, and provided excess cash collateral of $0 and $1 million, respectively.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2023 and December 31, 2022, the Company received excess securities collateral with an estimated fair value of $305 million and $366 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2023 and December 31, 2022, the Company provided excess securities collateral with an estimated fair value of $991 million and $934 million, respectively, for its OTC-bilateral derivatives, $502 million and $442 million, respectively, for its OTC-cleared derivatives, and $60 million and $96 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	Derivatives Subject to Financial Strength-Contingent Provisions
	March 31, 2023	December 31, 2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$144	$182
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$216	$221
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2023	December 31, 2022
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$42	$149
Funds withheld on affiliated reinsurance	Other invested assets	49	—
Total		$91	$149
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	53	—
Funds withheld on affiliated reinsurance	Other liabilities	(280)	(450)
Fixed annuities with equity indexed returns	Policyholder account balances	150	141
Total		$(77)	$(309)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$44,957	$8,539	$53,496
Foreign corporate	—	17,893	7,178	25,071
U.S. government and agency	9,397	13,416	—	22,813
RMBS	4	18,656	1,487	20,147
ABS & CLO	—	10,309	1,712	12,021
Municipals	—	7,779	—	7,779
CMBS	—	5,805	302	6,107
Foreign government	—	3,511	15	3,526
Total fixed maturity securities AFS	9,401	122,326	19,233	150,960
Short-term investments	1,872	117	57	2,046
Other investments	258	199	1,052	1,509
Derivative assets: (1)
Interest rate	1	4,295	—	4,296
Foreign currency exchange rate	—	3,099	—	3,099
Credit	—	116	7	123
Equity market	2	522	7	531
Total derivative assets	3	8,032	14	8,049
Embedded derivatives within asset host contracts (4)	—	—	91	91
Market risk benefits	—	—	124	124
Separate account assets (2)	15,248	72,108	1,001	88,357
Total assets (3)	$26,782	$202,782	$21,572	$251,136
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,180	$284	$1,464
Foreign currency exchange rate	—	1,069	—	1,069
Credit	—	18	1	19
Equity market	16	201	—	217
Total derivative liabilities	16	2,468	285	2,769
Embedded derivatives within liability host contracts (4)	—	—	(77)	(77)
Market risk benefits	—	—	3,432	3,432
Separate account liabilities (2)	12	2	1	15
Total liabilities	$28	$2,470	$3,641	$6,139

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	December 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$43,147	$7,943	$51,090
Foreign corporate	—	17,203	6,790	23,993
U.S. government and agency	9,126	13,232	—	22,358
RMBS	4	17,804	1,525	19,333
ABS & CLO	—	10,329	1,507	11,836
Municipals	—	7,464	—	7,464
CMBS	—	5,702	341	6,043
Foreign government	—	3,444	15	3,459
Total fixed maturity securities AFS	9,130	118,325	18,121	145,576
Short-term investments	2,677	35	47	2,759
Other investments	246	212	1,022	1,480
Derivative assets: (1)
Interest rate	—	4,390	—	4,390
Foreign currency exchange rate	—	3,263	—	3,263
Credit	—	47	82	129
Equity market	2	605	7	614
Total derivative assets	2	8,305	89	8,396
Embedded derivatives within asset host contracts (4)	—	—	149	149
Market risk benefits	—	—	174	174
Separate account assets (2)	16,206	72,022	1,013	89,241
Total assets (3)	$28,261	$198,899	$20,615	$247,775
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$1,421	$405	$1,827
Foreign currency exchange rate	—	1,394	—	1,394
Credit	—	11	15	26
Equity market	—	282	—	282
Total derivative liabilities	1	3,108	420	3,529
Embedded derivatives within liability host contracts (4)	—	—	(309)	(309)
Market risk benefits	—	—	3,270	3,270
Separate account liabilities (2)	8	15	18	41
Total liabilities	$9	$3,123	$3,399	$6,531
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2023 and December 31, 2022, the estimated fair value of such investments was $59 million and $61 million, respectively.
(4)Embedded derivatives within asset host contracts are presented within other invested assets on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within PABs and other liabilities on the interim condensed consolidated balance sheets.
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
When quoted prices in active markets are not available, the determination of estimated fair value of securities is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based, in large part, on management’s judgment or estimation and cannot be supported by reference to market activity. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments.
The estimated fair value of short-term investments and other investments is determined on a basis consistent with the methodologies described herein.
The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below. The primary valuation approaches are the market approach, which considers recent prices from market transactions involving identical or similar assets or liabilities, and the income approach, which converts expected future amounts (e.g., cash flows) to a single current, discounted amount. The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

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
The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. With respect to certain OTC-bilateral and OTC-cleared derivatives, management may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs may involve significant management judgment or estimation. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such derivatives.

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
The credit risk of both the counterparty and the Company is considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is, in part, due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
Embedded Derivatives
Embedded derivatives principally include equity-indexed annuity contracts and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance and experience refund related to certain assumed reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the reinsurance liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of guarantees related to reinsurance is determined based on multiple stochastic scenarios and includes a nonperformance risk adjustment. The estimated fair value of these embedded derivatives is included, along with their underlying host contracts, in other liabilities and other invested assets on the interim condensed consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Market Risk Benefits
See Note 5 for information on the Company’s valuation approaches and key inputs for MRBs.
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

					March 31, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	12	-	130	92	—	-	126	89	Increase
	•	Market pricing	•	Quoted prices (4)	18	-	110	92	20	-	107	92	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	108	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	74	-	102	93	74	-	101	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	329	-	360	343	372	-	392	381	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.08%	0.05%	(10)
				Ages 41 - 60	0.05%	-	0.67%	0.20%	0.05%	-	0.43%	0.20%	(10)
				Ages 61 - 115	0.34%	-	100%	1.44%	0.34%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	32.80%	8.96%	0.50%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	0.70%	-	18.20%	6.52%	0.70%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.75%	-	10%	2.89%	1.60%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.38%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0.25%	-	7%	4.02%	0.25%	-	10%	4.02%	(13)
			•	Long-term equity volatilities	16.46%	-	22.01%	18.49%	16.46%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.45%	-	0.85%	0.75%	0.34%	-	0.74%	0.75%	Decrease (15)
__________________
(1)The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities and derivatives. The weighted average for MRBs is determined based on a combination of account values and experience data.
(2)The impact of a decrease in input would have resulted in the opposite impact on estimated fair value. For MRBs, changes to direct and assumed guaranteed minimum benefits are based on liability positions.
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
(8)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(9)At both March 31, 2023 and December 31, 2022, independent non-binding broker quotations were used in the determination of 1% or less of the total net derivative estimated fair value.
(10)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates result in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates result in a decrease (increase) in the estimated fair value of MRBs.
(11)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(12)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(13)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the MRB. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(14)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(15)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRBs.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended March 31, 2023
Balance, beginning of period	$14,733	$3,373	$15	$47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	(5)	—	—
Total realized/unrealized gains (losses) included in AOCI	376	20	(1)	1
Purchases (3)	1,355	189	2	52
Sales (3)	(463)	(100)	(1)	(43)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	161	70	—	—
Transfers out of Level 3 (4)	(447)	(46)	—	—
Balance, end of period	$15,717	$3,501	$15	$57
Three Months Ended March 31, 2022
Balance, beginning of period	$14,935	$4,600	$12	$2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(15)	12	—	—
Total realized/unrealized gains (losses) included in AOCI	(1,114)	(160)	(1)	—
Purchases (3)	528	473	2	—
Sales (3)	(382)	(187)	—	(2)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	307	102	—	—
Transfers out of Level 3 (4)	(319)	(274)	—	—
Balance, end of period	$13,940	$4,566	$13	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$1	$(1)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$(15)	$12	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$374	$17	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$(1,120)	$(160)	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2023
Balance, beginning of period	$—	$1,022	$(331)	$458	$995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	28	—	(280)	(9)
Total realized/unrealized gains (losses) included in AOCI	—	—	66	—	—
Purchases (3)	—	2	—	—	101
Sales (3)	—	—	—	—	(93)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	55	(10)	1
Transfers into Level 3 (4)	—	—	—	—	5
Transfers out of Level 3 (4)	—	—	(61)	—	—
Balance, end of period	$—	$1,052	$(271)	$168	$1,000
Three Months Ended March 31, 2022
Balance, beginning of period	$127	$894	$86	$(1,236)	$1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	44	67	478	5
Total realized/unrealized gains (losses) included in AOCI	—	—	(212)	—	—
Purchases (3)	—	188	88	—	288
Sales (3)	—	(1)	—	—	(316)
Issuances (3)	—	—	(2)	—	1
Settlements (3)	(5)	—	2	36	(2)
Transfers into Level 3 (4)	—	—	—	—	1
Transfers out of Level 3 (4)	—	(2)	—	—	(4)
Balance, end of period	$119	$1,123	$29	$(722)	$1,931
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$—	$29	$1	$(280)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$(4)	$45	$66	$478	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$—	$—	$62	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$—	$—	$(207)	$—	$—
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

	March 31, 2023	December 31, 2022
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$266	$222

	Three Months Ended March 31,
	2023	2022
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(66)	$8
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$64,053	$—	$—	$61,025	$61,025
Policy loans	$5,701	$—	$—	$6,177	$6,177
Other invested assets	$1,977	$—	$1,997	$—	$1,997
Premiums, reinsurance and other receivables	$12,126	$—	$549	$11,837	$12,386
Other assets	$821	$—	$791	$29	$820
Liabilities
Policyholder account balances	$87,664	$—	$—	$85,569	$85,569
Long-term debt	$1,886	$—	$1,942	$—	$1,942
Other liabilities	$12,278	$—	$545	$11,706	$12,251
Separate account liabilities	$36,167	$—	$36,167	$—	$36,167

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,570	$—	$—	$58,858	$58,858
Policy loans	$5,729	$—	$—	$6,143	$6,143
Other invested assets	$1,978	$—	$1,979	$—	$1,979
Premiums, reinsurance and other receivables	$12,036	$—	$454	$11,826	$12,280
Other assets	$—	$—	$—	$—	$—
Liabilities
Policyholder account balances	$85,957	$—	$—	$83,594	$83,594
Long-term debt	$1,676	$—	$1,758	$—	$1,758
Other liabilities	$12,546	$—	$671	$11,842	$12,513
Separate account liabilities	$38,391	$—	$38,391	$—	$38,391
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Long-term Debt
Other Notes
In March 2023, Missouri Reinsurance, Inc., a wholly-owned subsidiary of the Company, borrowed funds from MetLife, Inc. under a term loan agreement, interest on which is payable semi-annually. The terms of the promissory notes are as follows:
•$80 million 5.34% fixed rate due March 2028;
•$80 million 5.68% fixed rate due March 2033; and
•$50 million 6.05% fixed rate due March 2038.
Credit Facility
See Note 18 for information on the $3.0 billion unsecured revolving credit facility (the “Credit Facility”) maintained by MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”).
13. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)

	Three Months Ended March 31, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Unrealized Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(11,161)	$1,557	$1,529	$80	$(187)	$(138)	$(8,320)
OCI before reclassifications	3,812	159	(2,068)	88	60	(1)	2,050
Deferred income tax benefit (expense)	(798)	(33)	433	(19)	(12)	—	(429)
AOCI before reclassifications, net of income tax	(8,147)	1,683	(106)	149	(139)	(139)	(6,699)
Amounts reclassified from AOCI	(25)	(146)	—	—	—	2	(169)
Deferred income tax benefit (expense)	5	31	—	—	—	—	36
Amounts reclassified from AOCI, net of income tax	(20)	(115)	—	—	—	2	(133)
Balance, end of period	$(8,167)	$1,568	$(106)	$149	$(139)	$(137)	$(6,832)

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,799	$1,872	$(15,553)	$267	$(45)	$(395)	$(1,055)
OCI before reclassifications	(11,131)	(390)	8,787	(107)	(16)	—	(2,857)
Deferred income tax benefit (expense)	2,333	82	(1,845)	22	4	—	596
AOCI before reclassifications, net of income tax	4,001	1,564	(8,611)	182	(57)	(395)	(3,316)
Amounts reclassified from AOCI	216	42	—	—	—	10	268
Deferred income tax benefit (expense)	(45)	(9)	—	—	—	(2)	(56)
Amounts reclassified from AOCI, net of income tax	171	33	—	—	—	8	212
Balance, end of period	$4,172	$1,597	$(8,611)	$182	$(57)	$(387)	$(3,104)
For information on offsets to investments related to policyholder liabilities, see “— Net Unrealized Investment Gains (Losses).”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2023	2022
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$41	$(213)	Net investment gains (losses)
Net unrealized investment gains (losses)	2	2	Net investment income
Net unrealized investment gains (losses)	(18)	(5)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	25	(216)
Income tax (expense) benefit	(5)	45
Net unrealized investment gains (losses), net of income tax	20	(171)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	14	15	Net investment income
Interest rate derivatives	2	18	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	2	Net investment income
Foreign currency exchange rate derivatives	129	(77)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	146	(42)
Income tax (expense) benefit	(31)	9
Gains (losses) on cash flow hedges, net of income tax	115	(33)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(10)
Amortization of prior service (costs) credit	1	—
Amortization of defined benefit plan items, before income tax	(2)	(10)
Income tax (expense) benefit	—	2
Amortization of defined benefit plan items, net of income tax	(2)	(8)
Total reclassifications, net of income tax	$133	$(212)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS, derivatives and other investments and the effect on policyholder liabilities that would result from the realization of the unrealized gains (losses) are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$(10,961)	$(14,741)
Derivatives	1,984	1,971
Other	475	455
Subtotal	(8,502)	(12,315)
Amounts allocated from:
Policyholder liabilities	42	55
Deferred income tax benefit (expense)	1,861	2,656
Net unrealized investment gains (losses)	$(6,599)	$(9,604)
14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Prepaid legal plans	$115	$108
Recordkeeping and administrative services (1)	37	47
Administrative services-only contracts	61	55
Other revenue from service contracts from customers	10	7
Total revenues from service contracts from customers	223	217
Other (2)	192	194
Total other revenues	$415	$411
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 17.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
General and administrative expenses (1)	$661	$639
Pension, postretirement and postemployment benefit costs	50	30
Premium taxes, other taxes, and licenses & fees	93	80
Commissions and other variable expenses	714	482
Capitalization of DAC	(77)	(27)
Amortization of DAC and VOBA	77	80
Interest expense on debt	30	24
Total other expenses	$1,548	$1,308
__________________
(1)Includes ($30) million and $22 million for the three months ended March 31, 2023 and 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 17 for a discussion of affiliated expenses included in the table above.
15. Income Tax
For the three months ended March 31, 2023 and 2022, the effective tax rate on income (loss) before provision for income tax was 53% and 18%, respectively. The Company’s effective tax rate for both the three months ended March 31, 2023 and 2022, differed from the U.S. statutory rate primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)
As reported in the 2022 Annual Report, Metropolitan Life Insurance Company received approximately 2,610 asbestos-related claims in 2022. For the three months ended March 31, 2023 and 2022, Metropolitan Life Insurance Company received approximately 587 and 721 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2022. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2023.
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into this issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits, and additional legal actions relating to this issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion and $2.7 billion at March 31, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $4.5 billion and $4.8 billion at March 31, 2023 and December 31, 2022, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $239 million, with a cumulative maximum of $340 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both March 31, 2023 and December 31, 2022, for indemnities and guarantees.
17. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $715 million and $636 million for the three months ended March 31, 2023 and 2022, respectively. Total revenues received from affiliates related to these agreements were $14 million and $12 million for the three months ended March 31, 2023 and 2022, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $92 million and $188 million at March 31, 2023 and December 31, 2022, respectively.
See Notes 9 and 12 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Related Party Transactions (continued)
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Premiums
Reinsurance assumed	$(27)	$1
Reinsurance ceded	(84)	(31)
Net premiums	$(111)	$(30)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—
Reinsurance ceded	(2)	(1)
Net universal life and investment-type product policy fees	$(2)	$(1)
Other revenues
Reinsurance assumed	$22	$24
Reinsurance ceded	115	123
Net other revenues	$137	$147
Policyholder benefits and claims
Reinsurance assumed	$(169)	$11
Reinsurance ceded	(77)	(32)
Net policyholder benefits and claims	$(246)	$(21)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$(39)	$(18)
Reinsurance ceded	(5)	(3)
Net policyholder liability remeasurement (gains) losses	$(44)	$(21)
Interest credited to policyholder account balances
Reinsurance assumed	$73	$9
Reinsurance ceded	(3)	(3)
Net interest credited to policyholder account balances	$70	$6
Other expenses
Reinsurance assumed	$204	$9
Reinsurance ceded	63	86
Net other expenses	$267	$95

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2023		December 31, 2022
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$743	$11,294	$723	$11,303
Deferred policy acquisition costs and value of business acquired	168	(163)	120	(164)
Total assets	$911	$11,131	$843	$11,139
Liabilities
Future policy benefits	$2,322	$—	$2,484	$—
Policyholder account balances	8,817	—	6,216	—
Other policy-related balances	63	(26)	61	(23)
Other liabilities	926	10,466	910	10,380
Total liabilities	$12,128	$10,440	$9,671	$10,357
Effective April 1, 2021, the Company, through its wholly-owned subsidiary, Missouri Reinsurance, Inc., entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant reinsurance effects to the Company were primarily increases in future policy benefits of $2.3 billion and $2.4 billion at March 31, 2023 and December 31, 2022, respectively, as well as policyholder benefits and claims of ($171) million and $11 million and other expenses of $194 million and $8 million for the three months ended March 31, 2023 and 2022, respectively. Also, as a result of this agreement, other invested assets increased by $3.0 billion at both March 31, 2023 and December 31, 2022.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($22) million and ($28) million at March 31, 2023 and December 31, 2022, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($6) million and $25 million for the three months ended March 31, 2023, and 2022, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($258) million and ($423) million at March 31, 2023 and December 31, 2022, respectively. Net derivative gains (losses) associated with the embedded derivative were ($165) million and $613 million for the three months ended March 31, 2023 and 2022, respectively.
18. Subsequent Events
On May 8, 2023, the Credit Facility maintained by MetLife, Inc. and MetLife Funding was amended and restated to, among other things, extend the maturity date to May 2028. All borrowings under the amended and restated Credit Facility must be repaid by May 8, 2028 except that letters of credit outstanding upon termination may remain outstanding until no later than May 8, 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Business
Current Market Conditions
In the United States (“U.S.”), the Board of Governors of the Federal Reserve System and the Federal Open Market Committee took various actions in 2022 and in the beginning of 2023 to promote economic stability and combat inflation, including raising interest rates, although a heightened level of concern about an economic downturn in the U.S. remains, exacerbated by the recent banking turmoil. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2022 Annual Report, as amended or supplemented here.
Insurance Regulation
U.S. Federal Initiatives
On April 21, 2023, the Financial Stability Oversight Council (“FSOC”) proposed certain changes to how FSOC would designate non-bank financial companies as systemically important financial institutions (“non-bank SIFIs”). The proposed changes include a revised approach to non-bank SIFI designation based on risk factors contained in a proposed analytic framework, including leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. The proposed changes also include eliminating any requirement that FSOC conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before designating the non-bank financial company as a non-bank SIFI. The FSOC’s proposed changes, if adopted, could have the effect of simplifying and shortening FSOC’s procedures for designating non-bank financial companies as non-bank SIFIs and thus subject a non-bank financial company so designated to additional supervision, examination, and regulation. Any such designation would create uncertainties for the non-bank financial company regarding the likelihood, frequency or impact of any formal or informal regulatory or supervisory actions or inquiries; the scope of applicable regulatory or supervisory requirements or restrictions and the related compliance measures and internal controls; and the permissibility of certain activities or transactions. It is difficult to predict whether or the extent to which FSOC’s proposed changes would be adopted as proposed or if any further change would be made and any potential impact thereof.

Surplus and Capital
Risk-Based Capital
In light of the rising interest rate environment, the National Association of Insurance Commissioners (“NAIC”) is focused on identifying a solution for 2023 with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since this can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and risk-based capital (“RBC”) ratios. The NAIC has proposed new statutory accounting guidance that would permit an insurer with an RBC ratio greater than 300% to admit negative IMR of up to 5% of its general account capital and surplus, subject to certain restrictions and reporting obligations. Comments on the proposal are due in June 2023. The NAIC also intends to develop a long-term solution for this issue even if interest rates shift.
The NAIC has been evaluating the risks associated with certain insurers’ investments in leveraged loans and collateralized loan obligations (“CLOs”). The NAIC is considering a proposal to assign risk weights to CLOs based on its own modeling as opposed to credit ratings. Under this proposal, the NAIC Structured Securities Group would model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral, in order to reduce RBC arbitrage. This change would be implemented at year-end 2024 at the earliest. It is currently unclear whether this will apply to all CLOs or only in specified cases. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.
London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the United Kingdom regulator of the London Interbank Offered Rate (“LIBOR”), and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, have announced the cessation dates for the publication of all U.S. Dollar and non-U.S. Dollar LIBOR settings. The cessation dates of many of these settings have occurred and the cessation date of the remaining U.S. Dollar LIBOR settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will occur on June 30, 2023. The FCA has announced that the ICE Benchmark Administration will continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. Effective January 1, 2023, the Company adopted a new accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “Transition Date”). The effects of adoption were therefore applied for years ended December 31, 2022 and 2021, as described in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. This summary of critical accounting estimates reflects this adoption. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:
(i)future policy benefit liabilities (“FPBs”), market risk benefits (“MRBs”) and the accounting for reinsurance;
(ii)estimated fair values of investments in the absence of quoted market values;
(iii)investment allowance for credit loss (“ACL”) and impairments;
(iv)estimated fair values of freestanding derivatives;
(v)measurement of employee benefit plan liabilities;
(vi)measurement of income taxes and the valuation of deferred tax assets; and
(vii)liabilities for litigation and regulatory matters.

Due to the adoption of LDTI, the measurement model for deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) changed and the majority of the embedded derivatives met the criteria to be accounted for as MRBs; therefore, we no longer believe that DAC, VOBA and embedded derivatives are critical accounting estimates. LDTI impacted the recognition and measurement of FPBs, MRBs and reinsurance, along with the resulting impacts to deferred income taxes which are described in further detail below. The other critical accounting estimates above were not impacted by the adoption of LDTI and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
Future Policy Benefit Liabilities
Generally, FPBs are payable over an extended period of time and calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of FPBs for traditional long-duration non-participating products are expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation, and other contingent events as appropriate to the respective product type and geographical area. These assumptions are updated at least annually to reflect our expected experience for future periods. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPBs are increased, and a corresponding adjustment is recognized in net income.
Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs.
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MLIC’s FPBs, inclusive of deferred profit liabilities, as described in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. For such contracts, cash flow assumptions are incorporated into the calculation of the FPBs, and are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Beginning on the Transition Date, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements, the upper-medium grade discount rate, which the Company generally interprets as a rate comparable to that of a U.S. corporate single A discount rate which reflects the duration characteristics of the liability, is used to discount the estimated cash flows and that discount rate is updated at each reporting period through other comprehensive income (loss) (“OCI”).
We measure market risk related to our market sensitive traditional long-duration non-participating and limited-payment contracts based on changes in interest rates utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our traditional long-duration non-participating and limited-payment contracts, for products including, but not limited to, those within the disaggregated rollforwards included in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following tables:

Traditional long-duration non-participating and limited-payment contracts

	December 31, 2022
	FPBs (1)	Pre-tax Net Income	OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$(55)	$68	$(13)
Effect of a decrease by 1%	$57	$(70)	$13
Morbidity (2)
Effect of an increase by 5%	$359	$(394)	$35
Effect of a decrease by 5%	$(144)	$177	$(33)
Lapse (3)
Effect of an increase by 10%	$(99)	$164	$(65)
Effect of a decrease by 10%	$340	$(418)	$78
__________________
(1)FPBs are inclusive of deferred profit liabilities where applicable to the sensitivity.
(2)For products which are subject to morbidity risk, MLIC applied sensitivities to the incidence rate assumptions only.
(3)For MetLife Holdings long-term care products, the lapse impacts include mortality as both mortality and lapse result in termination of these contracts without any additional benefit payment.
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of FPBs, as well as the effect of changes in such factors on the measurement of our FPBs during the year.
Traditional participating contracts comprise a significant portion of MLIC’s FPBs, as described in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations provided the resulting liabilities are adequate to provide for future benefits and expenses (i.e., there is no premium deficiency). Therefore, liabilities for these products would not be impacted by changes in assumptions unless such change would result in an adverse impact that would trigger an establishment of a premium deficiency reserve. For these contracts, MLIC’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
Liabilities for universal and variable universal life secondary and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity index, such as the S&P Global Ratings (“S&P”) 500 Index. These assumptions are monitored and updated periodically based on market conditions and historical experience. For further information on additional insurance liabilities and the amounts included in the disaggregated rollforwards, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
For all insurance assets and liabilities, MLIC holds capital and surplus to mitigate potential adverse experience development. The Company’s approaches for managing liquidity and capital are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in the 2022 Annual Report.

Market Risk Benefits
MRBs are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits (referred to as “GMXBs”), in addition to an account balance which expose insurance companies to other than nominal capital market risk (equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. Certain contracts may have multiple contract features or guarantees that meet the definition of an MRB. Those benefits are aggregated and measured as a single compound MRB.
All identified MRBs are required to be measured at estimated fair value, which is determined based on the present value of projected future benefits minus the present value of projected future fees attributable to those benefit features. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these MRBs also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
Changes in the estimated fair value of MRBs are recognized in net income, except for fair value changes attributable to a change in nonperformance risk of the Company which is recorded within OCI.
The cost of MRBs may rise in volatile or declining equity markets or in a low interest rate environment. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income, and changes in our nonperformance risk could materially affect OCI.

We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products included within the disaggregated rollforwards in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following table:

	December 31, 2022
	MRBs (Liabilities net of Assets)	Pre-tax Net Income	OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$2	$(1)	$(1)
Effect of a decrease by 1%	$(2)	$1	$1
Lapse
Effect of an increase by 10%	$(29)	$34	$(5)
Effect of a decrease by 10%	$26	$(30)	$4
Nonperformance risk (1)
Effect of an increase by 50 bps	$(265)	N/A	$265
Effect of a decrease by 50 bps	$291	N/A	$(291)
__________________
(1)In the valuation of MRBs, the Company applies a nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of the MRBs, as well as the effect of changes in such factors on the measurement of our MRBs during the year. Also, see Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the fair value measurement of MRBs.
Reinsurance
Accounting for reinsurance generally presents the income statement effect of direct policies on a net-of-reinsurance basis by using assumptions and methodologies consistent with those used to project the future performance of the underlying direct business. Further, the potential impact of counterparty credit risks are considered when measuring the reinsurance recoverable. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Allowance for Credit Loss and Impairments” included in the 2022 Annual Report. Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting. The reinsurance recoverables associated with the FPBs are not included in the sensitivities presented above as they are not considered significant in relation to the associated liabilities.
See Note 5 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for additional information on our reinsurance programs.

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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. Following the adoption of LDTI, if there were a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $139 million increase in the net deferred income tax asset balance at December 31, 2022.

Results of Operations
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
Key Financial Highlights
•Net loss attributable to MLIC of $89 million for the three months ended March 31, 2023, compared to net income attributable to MLIC of $1.9 billion for the three months ended March 31, 2022.
•Adjusted earnings of $795 million for the three months ended March 31, 2023, compared to adjusted earnings of $984 million for the three months ended March 31, 2022.
Consolidated Results

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenues
Premiums	$5,849	$5,906
Universal life and investment-type product policy fees	430	479
Net investment income	2,685	2,826
Other revenues	415	411
Net investment gains (losses)	(102)	(226)
Net derivative gains (losses)	(560)	121
Total revenues	8,717	9,517
Expenses
Policyholder benefits and claims and policyholder dividends	6,346	6,812
Policyholder liability remeasurement (gains) losses	(57)	(29)
Market risk benefits remeasurement (gains) losses	244	(1,361)
Interest credited to policyholder account balances	831	502
Amortization of DAC and VOBA	77	80
Interest expense on debt	30	24
Other expenses, net of capitalization of DAC	1,441	1,204
Total expenses	8,912	7,232
Income (loss) before provision for income tax	(195)	2,285
Provision for income tax expense (benefit)	(104)	403
Net income (loss)	(91)	1,882
Less: Net income (loss) attributable to noncontrolling interests	(2)	—
Net income (loss) attributable to Metropolitan Life Insurance Company	$(89)	$1,882
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Net income (loss) attributable to MLIC - Decreased $2.0 billion primarily due to the following:
Net Investment Gains (Losses) - Favorable change of $124 million ($98 million, net of income tax):
•Lower losses on sales of fixed maturity securities
•Lower provisions for credit loss on fixed maturity securities
Partially offset by:
•Higher provisions for credit loss on mortgage loans
•Foreign currency transaction losses in the current period versus gains in the prior period

Net Derivative Gains (Losses) - Unfavorable change of $681 million ($538 million, net of income tax)(1):
•Change in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
•Key equity indexes increased in the current period versus decreased in the prior period - unfavorable impact to equity options and total rate of return swaps (“TRRs”)
Partially offset by:
•Long-term interest rates decreased in the current period versus increased in the prior period - favorable impact to the estimated fair value of receive fixed interest rate swaps
Market Risk Benefits Remeasurement Gains (Losses)(2) - Unfavorable change of $1.6 billion ($1.3 billion, net of income tax):
•Long-term interest rates decreased in the current period versus increased in the prior period
Partially offset by:
•Key equity indexes increased in the current period versus decreased in the prior period
Adjusted Earnings(3) - Unfavorable change of $189 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 53% current period versus 18% prior period
•Current period effective tax rate on loss before provision for income tax was 53% versus statutory rate of 21%:
•Tax benefits from tax credits
•Corporate tax deduction for stock compensation
•Non-taxable investment income
•Prior period effective tax rate on income before provision for income tax was 18% versus statutory rate of 21%:
•Tax benefits from tax credits
•Corporate tax deduction for stock compensation
•Non-taxable investment income
__________________
(1) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings.
(2) See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s MRBs.
(3) As used in “— Consolidated Results — Adjusted Earnings” and as more fully described in “— Non-GAAP and Other Financial Disclosures,” we refer to adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss).

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net income (loss)	$(91)	$1,882
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(102)	(226)
Net derivative gains (losses)	(560)	121
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(201)	(131)
Other revenues	(5)	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(3)	(9)
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefits remeasurement (gains) losses	(244)	1,361
Interest credited to policyholder account balances	(1)	22
Capitalization of DAC	—	—
Amortization of DAC and VOBA	—	—
Interest expense on debt	—	—
Other expenses	(5)	—
Provision for income tax (expense) benefit	235	(240)
Adjusted earnings	$795	$984

Premiums, fees and other revenues	$6,694	$6,796
Less: adjustments to premiums, fees and other revenues	(5)	—
Adjusted premiums, fees and other revenues	$6,699	$6,796

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2023 decreased $97 million, or 1%, compared to the prior period primarily due to a decrease in our MetLife Holdings segment. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off. In addition, lower premiums in our Retirement and Income Solutions (“RIS”) business were partially offset by growth in our Group Benefits business, both in our U.S. segment. The decrease in premiums in RIS was mainly driven by our pension risk transfer business. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our voluntary products and group term life, group disability and dental businesses, substantially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $189 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $431 million
•Variable investment income decreased - lower returns on our private equity and real estate funds
•Higher average interest crediting rates on investment-type products in our U.S. segment
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans
Volume Growth - Increased adjusted earnings by $57 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances in our U.S. segment and higher average invested assets in Corporate & Other
Partially offset by:
•Increase in interest credited expenses on long duration insurance products in our U.S. segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $269 million:
•Favorable mortality - U.S. segment - decreases in both incidence and severity of COVID-19 claims in our Group Benefits business
•Favorable mortality - life business in our MetLife Holdings segment
•Lower dividend expense in our MetLife Holdings segment due to dividend scale reductions, as well as run-off in our closed block
Expenses - Decreased adjusted earnings by $65 million:
•Higher corporate-related expenses primarily in Corporate & Other
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues in our U.S. segment
Adopted Accounting Pronouncements
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
The adoption of LDTI impacted the Company’s calculation of adjusted earnings. With the adoption of LDTI, the measurement model was simplified for DAC and VOBA, and most embedded derivatives were reclassified as MRBs. As a result, the Company updated its calculation of adjusted earnings to remove certain adjustments related to the amortization of DAC, VOBA and related intangibles and adjusted for changes in measurement of certain guarantees. Under LDTI, adjusted earnings excludes changes in fair value associated with MRBs, changes in discount rates on certain annuitization guarantees, losses at contract inception for certain single premium business, and asymmetrical accounting associated with in-force reinsurance. All periods presented herein reflect the updated calculation of adjusted earnings.
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
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2022 Annual Report for information on our risk management.
Subsequent Events
See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion on market risk should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Market Risk Exposures
We regularly analyze our exposure to interest rate, foreign currency exchange rate and equity market price risk. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and equity markets. We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuation in the financial markets and other economic factors.
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities available-for-sale (“AFS”), mortgage loans, derivatives, and our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and asset-backed securities and collateralized loan obligations, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include FPBs, policyholder account balances related to certain investment type contracts, debt, and MRBs primarily consisting of variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions” included in the 2022 Annual Report.
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results most significantly from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and insurance liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and insurance liabilities are the Japanese yen, the Euro and the British pound. We hedge foreign currency exchange rate risk with foreign currency swaps, forwards and options.
Equity Market
Along with investments in equity and fair value option securities (“FVO Securities”), we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance, such as MRBs for variable annuities with guaranteed minimum benefits and certain policyholder account balances. Equity exposures associated with real estate and limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The New York State Department of Financial Services regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We maintain segmented operating and surplus asset portfolios for the purpose of asset/liability management (“ALM”) and the allocation of investment income to product lines. In the U.S., for each segment, invested assets greater than or equal to the GAAP liabilities net of certain non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets.

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
Foreign Currency Exchange Rate Risk Management
MetLife has a well-established policy to manage foreign currency exchange rate exposures within its risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of foreign currency exchange rate derivatives. Enterprise foreign currency exchange rate risk limits are established by the Enterprise Risk Committee. Management of each of the Company’s segments, with oversight from MetLife’s FX Working Group and the ALM committee for the respective segment, is responsible for managing any foreign currency exchange rate exposure. The general authorizations of the Investment Committee of the MLIC Board of Directors also set limits on unhedged foreign currency investment exposure.
We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and foreign currency insurance liabilities.
Equity Market Risk Management
We manage equity market risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging with derivatives of certain variable annuity guarantee benefits accounted for as MRBs, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. These derivatives include exchange-traded equity futures, equity index options contracts, TRRs and equity variance swaps.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:
•Risks Related to Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with living guarantee benefits accounted for as MRBs. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, TRRs, interest rate option contracts and equity variance swaps.
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
•General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors, and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions, interest rate swaps and Treasury locks to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at March 31, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•liabilities do not include $8.2 billion of other policy-related balances largely consisting of claims, unearned revenue liabilities and policyholder dividends;
•the analysis excludes real estate holdings, private equity and hedge fund holdings;
•the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;
•sensitivities do not include the impact on asset or liability valuation of changes in market liquidity or changes in market credit spreads;
•foreign currency exchange rate risk is not isolated for certain MRBs for variable annuities with guaranteed minimum benefits, as the risk on these instruments is reflected as equity;
•the impact on reported earnings may be materially different from the change in market values, most notably for fixed maturity securities AFS, mortgage loans, FPBs, and derivatives that qualify for hedge accounting; and
•the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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

The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

March 31, 2023
(In millions)
Interest rate risk	$3,697
Foreign currency exchange rate risk	$181
Equity market risk	$73
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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	March 31, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$150,960	$(9,795)
FVO Securities		$892	$(9)
Mortgage loans		$61,025	$(1,870)
Policy loans		$6,177	$(163)
Short-term investments		$2,046	$(51)
Other invested assets		$2,320	$4
Cash and cash equivalents		$5,225	$(2)
Accrued investment income		$2,080	$—
Premiums, reinsurance and other receivables		$12,386	$(689)
Market risk benefits		$124	$—
Other assets		$820	$—
Total assets			$(12,575)
Liabilities
Future policy benefits		$128,198	$6,470
Policyholder account balances		$85,569	$2,184
Market risk benefits		$3,432	$1,068
Payables for collateral under securities loaned and other transactions		$13,443	$—
Short-term debt		$99	$—
Long-term debt		$1,942	$72
Other liabilities		$12,251	$752
Total liabilities			$10,546
Derivative Instruments
Interest rate swaps	$22,377	$1,896	$(1,242)
Interest rate floors	$21,495	$128	$(66)
Interest rate caps	$41,290	$698	$235
Interest rate futures	$265	$1	$(24)
Interest rate options	$39,806	$393	$(207)
Interest rate forwards	$1,932	$(284)	$(165)
Synthetic GICs	$10,525	$—	$—
Foreign currency swaps	$34,579	$2,032	$(149)
Foreign currency forwards	$1,398	$(2)	$—
Credit default swaps	$11,139	$104	$(1)
Equity futures	$1,110	$(14)	$(2)
Equity index options	$15,756	$322	$(40)
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,980	$2	$(7)
Total derivative instruments			$(1,668)
Net Change			$(3,697)
__________________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
Sensitivity to interest rates increased $0.6 billion to $3.7 billion at March 31, 2023 from $3.1 billion at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% depreciation in the U.S. dollar compared to all other currencies at:

	March 31, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Depreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$150,960	$1,475
FVO Securities		$892	$—
Mortgage loans		$61,025	$268
Policy loans		$6,177	$—
Short-term investments		$2,046	$84
Other invested assets		$2,320	$122
Cash and cash equivalents		$5,225	$8
Accrued investment income		$2,080	$17
Premiums, reinsurance and other receivables		$12,386	$—
Market risk benefits		$124	$—
Other assets		$820	$—
Total assets			$1,974
Liabilities
Future policy benefits		$128,198	$—
Policyholder account balances		$85,569	$(1,193)
Market risk benefits		$3,432	$—
Payables for collateral under securities loaned and other transactions		$13,443	$—
Long-term debt		$1,942	$—
Other liabilities		$12,251	$—
Total liabilities			$(1,193)
Derivative Instruments
Interest rate swaps	$22,377	$1,896	$—
Interest rate floors	$21,495	$128	$—
Interest rate caps	$41,290	$698	$—
Interest rate futures	$265	$1	$—
Interest rate options	$39,806	$393	$—
Interest rate forwards	$1,932	$(284)	$—
Synthetic GICs	$10,525	$—	$—
Foreign currency swaps	$34,579	$2,032	$(862)
Foreign currency forwards	$1,398	$(2)	$(101)
Credit default swaps	$11,139	$104	$1
Equity futures	$1,110	$(14)	$—
Equity index options	$15,756	$322	$—
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,980	$2	$—
Total derivative instruments			$(962)
Net Change			$(181)
__________________
(1)Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder.
Sensitivity to foreign currency exchange rates decreased $80 million to $181 million at March 31, 2023 from $261 million at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices at:

	March 31, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
FVO Securities		$892	$(64)
Other invested assets		$2,320	$(46)
Total assets			$(110)
Liabilities
Policyholder account balances		$85,569	$—
Market risk benefits		$3,432	$(375)
Total liabilities			$(375)
Derivative Instruments
Interest rate swaps	$22,377	$1,896	$—
Interest rate floors	$21,495	$128	$—
Interest rate caps	$41,290	$698	$—
Interest rate futures	$265	$1	$—
Interest rate options	$39,806	$393	$—
Interest rate forwards	$1,932	$(284)	$—
Synthetic GICs	$10,525	$—	$—
Foreign currency swaps	$34,579	$2,032	$—
Foreign currency forwards	$1,398	$(2)	$—
Credit default swaps	$11,139	$104	$—
Equity futures	$1,110	$(14)	$92
Equity index options	$15,756	$322	$113
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,980	$2	$207
Total derivative instruments			$412
Net Change			$(73)
__________________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
Sensitivity to equity market prices increased $53 million to $73 million at March 31, 2023 from $20 million at December 31, 2022.

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
During the first quarter of 2023, the Company adopted LDTI resulting in material changes to certain measurement models and disclosures for periodic results and balances related to long-duration insurance contracts. To address the additional requirements under LDTI, the Company implemented changes to policies and processes for the estimation and disclosure of these periodic results and balances.
Except for the changes related to the adoption of LDTI, there were no other material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2022 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2022 Annual Report.

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

Date: May 9, 2023