Form 10-Q
period 2023-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2023-08-08
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 8, 2023, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
(5) unavailability, unaffordability, or inadequate reinsurance, including reinsurance risks that arise from reinsurers’ credit risk, and the potential shortfall or failure of risk mitigants to protect against such risks;
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $142 and $114, respectively;) and amortized cost: $161,466 and $160,477, respectively	$149,072	$145,576
Mortgage loans (net of allowance for credit loss of $525 and $448, respectively; includes $150 and $144, respectively, relating to variable interest entities)	63,811	62,570
Policy loans	5,692	5,729
Real estate and real estate joint ventures (includes $1,329 and $1,358, respectively, relating to variable interest entities, $310 and $299, respectively, under the fair value option)	8,493	8,416
Other limited partnership interests	7,877	7,887
Short-term investments, at estimated fair value	3,456	2,759
Other invested assets (net of allowance for credit loss of $12 and $19, respectively; includes $846 and $858, respectively, of leveraged and direct financing leases; $160 and $161, respectively, relating to variable interest entities)	18,326	19,148
Total investments	256,727	252,085
Cash and cash equivalents, principally at estimated fair value	4,106	9,405
Accrued investment income	2,024	1,949
Premiums, reinsurance and other receivables	20,753	20,791
Market risk benefits, at estimated fair value	163	174
Deferred policy acquisition costs and value of business acquired	3,695	3,757
Current income tax recoverable	253	165
Deferred income tax asset	2,841	2,920
Other assets	4,349	4,352
Separate account assets	84,910	89,241
Total assets	$379,821	$384,839
Liabilities and Equity
Liabilities
Future policy benefits	$126,814	$126,914
Policyholder account balances	104,789	103,407
Market risk benefits, at estimated fair value	2,942	3,270
Other policy-related balances	8,286	7,931
Policyholder dividends payable	237	240
Payables for collateral under securities loaned and other transactions	12,695	14,171
Short-term debt	99	99
Long-term debt	1,886	1,676
Other liabilities	23,564	24,495
Separate account liabilities	84,910	89,241
Total liabilities	366,222	371,444
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,476
Retained earnings	8,374	9,022
Accumulated other comprehensive income (loss)	(7,423)	(8,320)
Total Metropolitan Life Insurance Company stockholder’s equity	13,431	13,183
Noncontrolling interests	168	212
Total equity	13,599	13,395
Total liabilities and equity	$379,821	$384,839
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums	$5,953	$5,664	$11,802	$11,570
Universal life and investment-type product policy fees	422	467	852	946
Net investment income	2,873	2,442	5,558	5,268
Other revenues	419	372	834	783
Net investment gains (losses)	(659)	(83)	(761)	(309)
Net derivative gains (losses)	(232)	586	(792)	707
Total revenues	8,776	9,448	17,493	18,965
Expenses
Policyholder benefits and claims	6,436	6,010	12,659	12,661
Policyholder liability remeasurement (gains) losses	17	(12)	(40)	(41)
Market risk benefits remeasurement (gains) losses	(670)	(730)	(426)	(2,091)
Interest credited to policyholder account balances	893	565	1,724	1,067
Policyholder dividends	116	153	239	314
Other expenses	1,396	1,393	2,944	2,701
Total expenses	8,188	7,379	17,100	14,611
Income (loss) before provision for income tax	588	2,069	393	4,354
Provision for income tax expense (benefit)	78	385	(26)	788
Net income (loss)	510	1,684	419	3,566
Less: Net income (loss) attributable to noncontrolling interests	43	2	41	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$467	$1,682	$378	$3,564
Comprehensive income (loss)	$(81)	$(1,081)	$1,317	$(1,248)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	43	2	42	2
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(124)	$(1,083)	$1,275	$(1,250)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$5	$12,476	$9,022	$(8,320)	$13,183	$212	$13,395
Dividends to MetLife, Inc.			(618)		(618)		(618)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			(89)		(89)	(2)	(91)
Other comprehensive income (loss), net of income tax				1,488	1,488	1	1,489
Balance at March 31, 2023	$5	$12,476	$8,315	$(6,832)	$13,964	$212	$14,176
Returns of capital		(1)			(1)		(1)
Dividends to MetLife, Inc.			(408)		(408)		(408)
Change in equity of noncontrolling interests					—	(87)	(87)
Net income (loss)			467		467	43	510
Other comprehensive income (loss), net of income tax				(591)	(591)		(591)
Balance at June 30, 2023	$5	$12,475	$8,374	$(7,423)	$13,431	$168	$13,599

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$5	$12,464	$6,933	$(1,055)	$18,347	$174	$18,521
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(881)		(881)		(881)
Change in equity of noncontrolling interests					—	(20)	(20)
Net income (loss)			1,882		1,882		1,882
Other comprehensive income (loss), net of income tax				(2,049)	(2,049)		(2,049)
Balance at March 31, 2022	$5	$12,465	$7,934	$(3,104)	$17,300	$154	$17,454
Capital contributions from MetLife, Inc.		11			11		11
Dividends to MetLife, Inc.			(681)		(681)		(681)
Change in equity of noncontrolling interests					—	(2)	(2)
Net income (loss)			1,682		1,682	2	1,684
Other comprehensive income (loss), net of income tax				(2,765)	(2,765)		(2,765)
Balance at June 30, 2022	$5	$12,476	$8,935	$(5,869)	$15,547	$154	$15,701

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$2,088	$1,422
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	16,676	27,410
Equity securities	52	82
Mortgage loans	2,903	5,667
Real estate and real estate joint ventures	25	431
Other limited partnership interests	304	732
Short-term investments	3,018	6,044
Purchases and originations of:
Fixed maturity securities available-for-sale	(17,635)	(23,277)
Equity securities	(11)	(40)
Mortgage loans	(4,212)	(7,175)
Real estate and real estate joint ventures	(379)	(263)
Other limited partnership interests	(397)	(491)
Short-term investments	(3,743)	(2,829)
Cash received in connection with freestanding derivatives	381	1,542
Cash paid in connection with freestanding derivatives	(1,334)	(2,323)
Receipts on loans to affiliates	100	—
Purchases of loans to affiliates	—	(19)
Net change in policy loans	37	70
Net change in other invested assets	(307)	20
Net change in property, equipment and leasehold improvements	4	6
Other, net	16	6
Net cash provided by (used in) investing activities	(4,502)	5,593
Cash flows from financing activities
Policyholder account balances - deposits	39,547	46,102
Policyholder account balances - withdrawals	(40,094)	(44,260)
Net change in payables for collateral under securities loaned and other transactions	(1,476)	(7,377)
Long-term debt issued	210	4
Long-term debt repaid	—	(10)
Financing element on certain derivative instruments and other derivative related transactions, net	(50)	200
Dividends paid to MetLife, Inc.	(1,026)	(1,562)
Other, net	5	(16)
Net cash provided by (used in) financing activities	(2,884)	(6,919)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(1)	(9)
Change in cash and cash equivalents	(5,299)	87
Cash and cash equivalents, beginning of period	9,405	9,957
Cash and cash equivalents, end of period	$4,106	$10,044
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$62	$49
Income tax	$216	$170
Non-cash transactions:
Capital contributions from MetLife, Inc.	$—	$12
Transfer of fixed maturity securities available-for-sale from an affiliate	$502	$—
Increase in policyholder account balances in connection with affiliated reinsurance transactions	$502	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$8	$129
Transfer of fixed maturity securities available-for-sale to an affiliate	$—	$189
Transfer of fair value option securities from an affiliate	$—	$186
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$—	$184
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
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with a subsidiary of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into a reinsurance agreement on a coinsurance basis for the general account products, and on a modified coinsurance basis for the separate account products, representing total liabilities of approximately $13.0 billion. Under the terms of such agreement, assets primarily consisting of fixed maturity securities available-for-sale and mortgage loans supporting the general account liabilities will be transferred to the reinsurer at closing, reduced by an approximately $1.8 billion pre-tax ceding commission. The Company will retain separate account assets of approximately $4.8 billion under the modified coinsurance arrangement.
The transaction is expected to close in the second half of 2023 and is subject to regulatory approvals and satisfaction of other closing conditions. See Note 9 for additional information on assets to be transferred to the reinsurer at closing, including associated impairments recorded to net investment gains (losses).
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
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset. DSI assets were $47 million and $49 million at June 30, 2023 and December 31, 2022, respectively.
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

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$5,668	$(4)	$5,664	$11,578	$(8)	$11,570
Universal life and investment-type product policy fees	$515	$(48)	$467	$1,039	$(93)	$946
Other revenues	$373	$(1)	$372	$785	$(2)	$783
Net derivative gains (losses)	$345	$241	$586	$526	$181	$707
Total revenues	$9,260	$188	$9,448	$18,887	$78	$18,965
Expenses
Policyholder benefits and claims	$5,936	$74	$6,010	$12,497	$164	$12,661
Policyholder liability remeasurement (gains) losses	$—	$(12)	$(12)	$—	$(41)	$(41)
Market risk benefits remeasurement (gains) losses	$—	$(730)	$(730)	$—	$(2,091)	$(2,091)
Interest credited to policyholder account balances	$530	$35	$565	$1,021	$46	$1,067
Policyholder dividends	$154	$(1)	$153	$313	$1	$314
Other expenses	$1,419	$(26)	$1,393	$2,718	$(17)	$2,701
Total expenses	$8,039	$(660)	$7,379	$16,549	$(1,938)	$14,611
Income (loss) before provision for income tax	$1,221	$848	$2,069	$2,338	$2,016	$4,354
Provision for income tax expense (benefit)	$207	$178	$385	$365	$423	$788
Net income (loss)	$1,014	$670	$1,684	$1,973	$1,593	$3,566
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,012	$670	$1,682	$1,971	$1,593	$3,564
Comprehensive income (loss)	$(7,443)	$6,362	$(1,081)	$(11,721)	$10,473	$(1,248)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(7,445)	$6,362	$(1,083)	$(11,723)	$10,473	$(1,250)

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

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2021	$10,868	$(3,935)	$6,933
Net income (loss)	$959	$923	$1,882
Balance at March 31, 2022	$10,946	$(3,012)	$7,934
Net income (loss)	$1,012	$670	$1,682
Balance at June 30, 2022	$11,277	$(2,342)	$8,935
Balance at December 31, 2022	$10,572	$(1,550)	$9,022
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$9,917	$(10,972)	$(1,055)
Other comprehensive income (loss), net of income tax	$(5,237)	$3,188	$(2,049)
Balance at March 31, 2022	$4,680	$(7,784)	$(3,104)
Other comprehensive income (loss), net of income tax	$(8,457)	$5,692	$(2,765)
Balance at June 30, 2022	$(3,777)	$(2,092)	$(5,869)
Balance at December 31, 2022	$(8,896)	$576	$(8,320)
Total Metropolitan Life Insurance Company Stockholders’ Equity
Balance at December 31, 2021	$33,254	$(14,907)	$18,347
Balance at March 31, 2022	$28,096	$(10,796)	$17,300
Balance at June 30, 2022	$19,981	$(4,434)	$15,547
Balance at December 31, 2022	$14,157	$(974)	$13,183
Total Equity
Balance at December 31, 2021	$33,428	$(14,907)	$18,521
Balance at March 31, 2022	$28,250	$(10,796)	$17,454
Balance at June 30, 2022	$20,135	$(4,434)	$15,701
Balance at December 31, 2022	$14,369	$(974)	$13,395
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of cash flows:

	Six Months Ended June 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,160	$262	$1,422
Cash flows from financing activities
Policyholder account balances - deposits	$46,124	$(22)	$46,102
Policyholder account balances - withdrawals	$(44,020)	$(240)	$(44,260)
Net cash provided by (used in) financing activities	$(6,657)	$(262)	$(6,919)

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

Contract modifications to replace reference rates affected by the reform occurred during 2021 and 2022 and have continued into 2023. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact on its interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2023 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended June 30, 2023	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,368	$585	$—	$5,953	$—	$5,953
Universal life and investment-type product policy fees	283	138	1	422	—	422
Net investment income	1,980	1,044	46	3,070	(197)	2,873
Other revenues	250	50	122	422	(3)	419
Net investment gains (losses)	—	—	—	—	(659)	(659)
Net derivative gains (losses)	—	—	—	—	(232)	(232)
Total revenues	7,881	1,817	169	9,867	(1,091)	8,776
Expenses
Policyholder benefits and claims and policyholder dividends	5,425	1,123	1	6,549	3	6,552
Policyholder liability remeasurement (gains) losses	(5)	22	—	17	—	17
Market risk benefit remeasurement (gains) losses	—	—	—	—	(670)	(670)
Interest credited to policyholder account balances	657	156	81	894	(1)	893
Capitalization of DAC	(10)	1	(3)	(12)	—	(12)
Amortization of DAC and VOBA	14	56	4	74	—	74
Interest expense on debt	4	3	27	34	—	34
Other expenses	920	187	247	1,354	(54)	1,300
Total expenses	7,005	1,548	357	8,910	(722)	8,188
Provision for income tax expense (benefit)	184	53	(80)	157	(79)	78
Adjusted earnings	$692	$216	$(108)	800
Adjustments to:
Total revenues				(1,091)
Total expenses				722
Provision for income tax (expense) benefit				79
Net income (loss)				$510		$510

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,042	$622	$—	$5,664	$—	$5,664
Universal life and investment-type product policy fees	277	190	—	467	—	467
Net investment income	1,477	1,133	(49)	2,561	(119)	2,442
Other revenues	219	27	126	372	—	372
Net investment gains (losses)	—	—	—	—	(83)	(83)
Net derivative gains (losses)	—	—	—	—	586	586
Total revenues	7,015	1,972	77	9,064	384	9,448
Expenses
Policyholder benefits and claims and policyholder dividends	4,980	1,176	—	6,156	7	6,163
Policyholder liability remeasurement (gains) losses	(23)	11	—	(12)	—	(12)
Market risk benefit remeasurement (gains) losses	—	—	—	—	(730)	(730)
Interest credited to policyholder account balances	405	161	5	571	(6)	565
Capitalization of DAC	(12)	1	(23)	(34)	—	(34)
Amortization of DAC and VOBA	12	63	1	76	—	76
Interest expense on debt	1	2	22	25	—	25
Other expenses	823	190	311	1,324	2	1,326
Total expenses	6,186	1,604	316	8,106	(727)	7,379
Provision for income tax expense (benefit)	173	73	(94)	152	233	385
Adjusted earnings	$656	$295	$(145)	806
Adjustments to:
Total revenues				384
Total expenses				727
Provision for income tax (expense) benefit				(233)
Net income (loss)				$1,684		$1,684

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2023	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,638	$1,163	$1	$11,802	$—	$11,802
Universal life and investment-type product policy fees	568	283	1	852	—	852
Net investment income	3,834	2,033	89	5,956	(398)	5,558
Other revenues	492	106	244	842	(8)	834
Net investment gains (losses)	—	—	—	—	(761)	(761)
Net derivative gains (losses)	—	—	—	—	(792)	(792)
Total revenues	15,532	3,585	335	19,452	(1,959)	17,493
Expenses
Policyholder benefits and claims and policyholder dividends	10,652	2,239	1	12,892	6	12,898
Policyholder liability remeasurement (gains) losses	(77)	37	—	(40)	—	(40)
Market risk benefit remeasurement (gains) losses	—	—	—	—	(426)	(426)
Interest credited to policyholder account balances	1,266	311	147	1,724	—	1,724
Capitalization of DAC	(35)	1	(55)	(89)	—	(89)
Amortization of DAC and VOBA	28	115	8	151	—	151
Interest expense on debt	7	6	51	64	—	64
Other expenses	2,026	393	448	2,867	(49)	2,818
Total expenses	13,867	3,102	600	17,569	(469)	17,100
Provision for income tax expense (benefit)	349	94	(155)	288	(314)	(26)
Adjusted earnings	$1,316	$389	$(110)	1,595
Adjustments to:
Total revenues				(1,959)
Total expenses				469
Provision for income tax (expense) benefit				314
Net income (loss)				$419		$419

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,326	$1,244	$—	$11,570	$—	$11,570
Universal life and investment-type product policy fees	563	383	—	946	—	946
Net investment income	3,106	2,397	15	5,518	(250)	5,268
Other revenues	461	70	252	783	—	783
Net investment gains (losses)	—	—	—	—	(309)	(309)
Net derivative gains (losses)	—	—	—	—	707	707
Total revenues	14,456	4,094	267	18,817	148	18,965
Expenses
Policyholder benefits and claims and policyholder dividends	10,557	2,402	—	12,959	16	12,975
Policyholder liability remeasurement (gains) losses	(68)	27	—	(41)	—	(41)
Market risk benefit remeasurement (gains) losses	—	—	—	—	(2,091)	(2,091)
Interest credited to policyholder account balances	767	322	6	1,095	(28)	1,067
Capitalization of DAC	(35)	1	(27)	(61)	—	(61)
Amortization of DAC and VOBA	27	128	1	156	—	156
Interest expense on debt	3	3	43	49	—	49
Other expenses	1,684	391	480	2,555	2	2,557
Total expenses	12,935	3,274	503	16,712	(2,101)	14,611
Provision for income tax expense (benefit)	316	164	(165)	315	473	788
Adjusted earnings	$1,205	$656	$(71)	1,790
Adjustments to:
Total revenues				148
Total expenses				2,101
Provision for income tax (expense) benefit				(473)
Net income (loss)				$3,566		$3,566
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2023	December 31, 2022
	(In millions)
U.S.	$213,680	$220,658
MetLife Holdings	134,893	133,393
Corporate & Other	31,248	30,788
Total	$379,821	$384,839
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The LDTI transition adjustments related to traditional and limited-payment contracts, DPLs, and additional insurance liabilities, as well as the associated ceded recoverables, as described in Note 1, were as follows at the Transition Date:

	U.S. Annuities	MetLife Holdings Long-Term Care	MetLife Holdings Participating Life	Other Long-Duration	Short-Duration and Other	Total
	(In millions)
Balance, future policy benefits, at December 31, 2020	$54,535	$14,281	$45,349	$9,625	$10,131	$133,921
Removal of additional insurance liabilities for separate presentation (1)	(4)	—	—	(2,925)	—	(2,929)
Subtotal - pre-adoption balance, excluding additional liabilities	54,531	14,281	45,349	6,700	10,131	130,992
Removal of related amounts in AOCI	(5,571)	(1,210)	—	(54)	—	(6,835)
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	41	—	—	48	—	89
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	15,011	8,270	—	1,927	—	25,208
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(4,747)	—	—	(47)	—	(4,794)
Removal of remeasured deferred profit liabilities for separate presentation (1)	(2,413)	—	—	(250)	—	(2,663)
Balance, traditional and limited-payment contracts, at January 1, 2021	$56,852	$21,341	$45,349	$8,324	$10,131	$141,997

Balance, deferred profit liabilities at January 1, 2021	$2,413	$—	$—	$250	$—	$2,663

Balance, ceded recoverables on traditional and limited-payment contracts at December 31, 2020	$203	$—		$752		$955
Effect of remeasurement of the ceded recoverable to an upper-medium grade discount rate	135	—		268		403
Adjustments for loss contracts (with net premiums in excess of gross premiums) under the modified retrospective approach	—	—		32		32
Adjustments for the cumulative effect of adoption on ceded recoverables on traditional and limited-payment contract	6	—		20		26
Balance ceded recoverables on traditional and limited-payment contracts at January 1, 2021	$344	$—		$1,072		$1,416
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	MetLife Holdings Universal and Variable Universal Life	Other Long-Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,478	$1,451	$2,929
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	(1,447)	(1,447)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	36	—	36
Additional insurance liabilities at January 1, 2021	$1,514	$4	$1,518

Ceded recoverables on additional insurance liabilities at December 31, 2020	$554	$—	$554
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	9	—	9
Ceded recoverables on additional insurance liabilities at January 1, 2021	$563	$—	$563

Balance, traditional and limited-payment contracts, at January 1, 2021			$141,997
Balance, deferred profit liabilities at January 1, 2021			2,663
Balance, additional insurance liabilities at January 1, 2021			1,518
Total future policy benefits at January 1, 2021			$146,178
The Company’s future policy benefits on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$47,299	$47,990
MetLife Holdings - Long-term care	14,498	13,845
Deferred Profit Liabilities:
U.S. - Annuities	2,868	2,699
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,763	1,641
MetLife Holdings - Participating life	43,981	44,434
Other long-duration (1)	6,216	6,297
Short-duration and other	10,189	10,008
Total	$126,814	$126,914
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

U.S. - Annuities
The U.S segment’s annuities products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	2	—
Adjusted balance	2	—
Issuances	183	82
Net premiums collected	(185)	(82)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$48,190	$54,172

Balance, beginning of period, at original discount rate	$49,194	$42,453
Effect of actual variances from expected experience (1)	(299)	(114)
Adjusted balance	48,895	42,339
Issuances	183	85
Interest accrual	1,196	1,042
Benefit payments	(2,386)	(1,816)
Ending balance at original discount rate	47,888	41,650
Effect of changes in discount rate assumptions	(385)	1,645
Balance, end of period, at current discount rate at balance sheet date	47,503	43,295

Cumulative amount of fair value hedging adjustments	(204)	52
Net liability for future policy benefits	47,299	43,347
Less: Reinsurance recoverables	—	230
Net liability for future policy benefits, net of reinsurance	$47,299	$43,117

Undiscounted - Expected future benefit payments	$93,997	$83,006
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$47,503	$43,295
Weighted-average duration of the liability	9 years	10 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.4%	4.8%
__________________
(1)    For the six months ended June 30, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $225 million. For the six months ended June 30, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $48 million.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

For the six months ended June 30, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and the amendment of an affiliated reinsurance treaty. For the six months ended June 30, 2022, the net effect of actual variances from expected experience was primarily driven by favorable mortality.
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,775	$7,058

Balance, beginning of period, at original discount rate	$5,807	$5,699
Effect of actual variances from expected experience	83	106
Adjusted balance	5,890	5,805
Interest accrual	149	147
Net premiums collected	(293)	(288)
Ending balance at original discount rate	5,746	5,664
Effect of changes in discount rate assumptions	3	288
Balance, end of period, at current discount rate at balance sheet date	$5,749	$5,952

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$19,619	$27,627

Balance, beginning of period, at original discount rate	$20,165	$19,406
Effect of actual variances from expected experience	99	116
Adjusted balance	20,264	19,522
Interest accrual	534	515
Benefit payments	(382)	(345)
Ending balance at original discount rate	20,416	19,692
Effect of changes in discount rate assumptions	(169)	1,088
Balance, end of period, at current discount rate at balance sheet date	20,247	20,780

Net liability for future policy benefits	$14,498	$14,828

Undiscounted:
Expected future gross premiums	$10,893	$11,062
Expected future benefit payments	$45,653	$45,787
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,089	$7,501
Expected future benefit payments	$20,247	$20,780
Weighted-average duration of the liability	15 years	16 years
Weighted -average interest accretion (original locked-in) rate	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.5%	5.0%
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
3. Future Policy Benefits (continued)

Rollforward - Additional Insurance Liabilities
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
The following information about the direct liability for additional insurance liabilities includes a disaggregated rollforward. The products grouped within the rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses.
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,642	$1,623
Less: AOCI adjustment	(63)	66
Balance, beginning of period, before AOCI adjustment	1,705	1,557
Effect of actual variances from expected experience	6	14
Adjusted balance	1,711	1,571
Assessments accrual	47	46
Interest accrual	44	40
Excess benefits paid	(41)	(34)
Balance, end of period, before AOCI adjustment	1,761	1,623
Add: AOCI adjustment	2	(35)
Balance, end of period	1,763	1,588
Less: Reinsurance recoverables	649	613
Balance, end of period, net of reinsurance	$1,114	$975

Weighted-average duration of the liability	17 years	18 years
Weighted-average interest accretion rate	5.2%	5.2%
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s revenue and interest recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Six Months Ended June 30,
	2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$168	$1,196	$89	$1,042
MetLife Holdings - Long-term care	366	385	367	368
Deferred Profit Liabilities:
U.S. - Annuities	N/A	70	N/A	67
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	236	44	246	40
Other long duration	400	152	350	151
Total	$1,170	$1,847	$1,052	$1,668
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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Balance, beginning of period	$11,300	$10,820
Less: Reinsurance recoverables	1,633	1,857
Net balance, beginning of period	9,667	8,963
Incurred related to:
Current period	10,270	10,217
Prior periods (1)	(32)	267
Total incurred	10,238	10,484
Paid related to:
Current period	(5,919)	(5,860)
Prior periods	(4,020)	(4,002)
Total paid	(9,939)	(9,862)
Net balance, end of period	9,966	9,585
Add: Reinsurance recoverables	1,794	1,755
Balance, end of period (included in future policy benefits and other policy-related balances)	$11,760	$11,340
______________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

(1)For the six months ended June 30, 2023, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period. For the six months ended June 30, 2022, incurred claims and claim adjustment expenses include expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
4. Policyholder Account Balances
The Company establishes liabilities for PABs which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The LDTI transition adjustments related to PABs, as described in Note 1, were as follows at the Transition Date:

	U.S. Group Life	U.S. Capital Markets Investment Products and Stable Value GICs	U.S. Annuities and Risk Solutions	MetLife Holdings Annuities	Other	Total
	(In millions)
Balance at December 31, 2020	$7,585	$60,641	$5,316	$15,012	$8,081	$96,635
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	(1)	(494)	—	(495)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	—	—	4,747	—	47	4,794
Balance at January 1, 2021	$7,585	$60,641	$10,062	$14,518	$8,128	$100,934
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
U.S:
Group Life	$7,795	$7,954
Capital Markets Investment Products and Stable Value GICs	58,490	58,508
Annuities and Risk Solutions	10,404	10,244
MetLife Holdings - Annuities	11,741	12,598
Other	16,359	14,103
Total	$104,789	$103,407
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
4. Policyholder Account Balances (continued)
U.S.
Group Life
The U.S. segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$7,954	$7,889
Deposits	1,644	1,682
Policy charges	(318)	(304)
Surrenders and withdrawals	(1,573)	(1,335)
Benefit payments	(6)	(6)
Net transfers from (to) separate accounts	1	—
Interest credited	93	63
Balance, end of period	$7,795	$7,989

Weighted-average annual crediting rate	2.4%	1.6%
Cash surrender value	$7,732	$7,934
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s group life products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$251,590	N/A	$242,758	N/A
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$910	$4,615	$5,525
Equal to or greater than 2% but less than 4%	1,252	10	63	2	1,327
Equal to or greater than 4%	746	1	43	34	824
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	119
Total	$1,998	$11	$1,016	$4,651	$7,795

June 30, 2022
Equal to or greater than 0% but less than 2%	$5,354	$68	$63	$130	$5,615
Equal to or greater than 2% but less than 4%	1,338	52	23	—	1,413
Equal to or greater than 4%	800	—	—	31	831
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	130
Total	$7,492	$120	$86	$161	$7,989
Capital Markets Investment Products and Stable Value GICs
The U.S. segment’s capital markets investment products and stable value GICs PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$58,508	$58,495
Deposits	34,800	43,004
Surrenders and withdrawals	(36,458)	(41,717)
Interest credited	890	467
Effect of foreign currency translation and other, net	750	(1,011)
Balance, end of period	$58,490	$59,238

Weighted-average annual crediting rate	3.1%	1.6%
Cash surrender value	$1,776	$1,733

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,595	$2,596
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	55,894
Total	$—	$—	$1	$2,595	$58,490

June 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$22	$3,376	$3,398
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	55,840
Total	$—	$—	$22	$3,376	$59,238
Annuities and Risk Solutions
The U.S. segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$10,244	$10,009
Deposits	348	119
Policy charges	(87)	(82)
Surrenders and withdrawals	(88)	(72)
Benefit payments	(271)	(272)
Net transfers from (to) separate accounts	54	(1)
Interest credited	213	192
Other	(9)	(149)
Balance, end of period	$10,404	$9,744

Weighted-average annual crediting rate	4.2%	4.0%
Cash surrender value	$6,672	$5,656

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s annuities and risk solutions products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$36,065	N/A	$35,226	N/A
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
The U.S. segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$53	$1,406	$1,459
Equal to or greater than 2% but less than 4%	227	35	44	448	754
Equal to or greater than 4%	3,673	117	14	6	3,810
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,381
Total	$3,900	$152	$111	$1,860	$10,404

June 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$116	$537	$653
Equal to or greater than 2% but less than 4%	302	40	38	423	803
Equal to or greater than 4%	3,637	123	1	5	3,766
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,522
Total	$3,939	$163	$155	$965	$9,744

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuities PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$12,598	$13,692
Deposits	129	140
Policy charges	(6)	(7)
Surrenders and withdrawals	(1,004)	(636)
Benefit payments	(218)	(205)
Net transfers from (to) separate accounts	47	134
Interest credited	182	188
Other	13	(21)
Balance, end of period	$11,741	$13,285

Weighted-average annual crediting rate	3.0%	2.9%
Cash surrender value	$10,964	$12,256
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s annuities products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk (3)	$3,246	$770	$4,086	$1,091
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$444	$158	$219	$25	$846
Equal to or greater than 2% but less than 4%	3,914	5,441	390	72	9,817
Equal to or greater than 4%	609	3	14	—	626
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	452
Total	$4,967	$5,602	$623	$97	$11,741

June 30, 2022
Equal to or greater than 0% but less than 2%	$1,017	$7	$12	$11	$1,047
Equal to or greater than 2% but less than 4%	10,544	266	146	1	10,957
Equal to or greater than 4%	611	40	—	—	651
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	630
Total	$12,172	$313	$158	$12	$13,285

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
The LDTI transition adjustments related to market risk benefit liabilities, as described in Note 1, were as follows at the Transition Date:

	MetLife Holdings Annuities	Other	Total
	(In millions)
Direct and assumed MRB liabilities at December 31, 2020	$—	$—	$—
Reclassification of carrying amount of contracts and contract features that are market risk benefits	1,882	1	1,883
Adjustments for the cumulative effect of changes in nonperformance risk between contract issue date and Transition Date	(9)	(17)	(26)
Adjustments for the difference between the fair value of the MRB balance, excluding the cumulative effect of changes in nonperformance risk, and the historical carrying value	4,728	204	4,932
Direct and assumed MRB liabilities at January 1, 2021	$6,601	$188	$6,789
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2023			December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$146	$2,906	$2,760	$153	$3,224	$3,071
Other	17	36	19	21	46	25
Total	$163	$2,942	$2,779	$174	$3,270	$3,096

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

	Six Months Ended June 30,
	2023	2022
	(In millions)
Balance, beginning of period	$3,071	$5,715

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,164	$6,017
Attributed fees collected	160	158
Benefit payments	(21)	(21)
Effect of changes in interest rates	(15)	(2,555)
Effect of changes in capital markets	(504)	1,062
Effect of changes in equity index volatility	(98)	53
Actual policyholder behavior different from expected behavior	44	3
Effect of foreign currency translation and other, net (1)	174	(290)
Effect of changes in risk margin	(35)	(140)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,869	4,287
Cumulative effect of changes in the instrument-specific credit risk	(109)	(209)
Balance, end of period	$2,760	$4,078
__________________
(1) Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the MetLife Holdings segment’s annuities products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk (3)	$3,246	$770	$4,086	$1,091
Weighted-average attained age of contractholders	70 years	70 years	69 years	69 years
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

	Six Months Ended June 30,
	2023	2022
	(In millions)
Balance, beginning of period	$25	$286

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$34	$322
Attributed fees collected	1	1
Effect of changes in interest rates	2	(126)
Effect of changes in capital markets	—	(3)
Actual policyholder behavior different from expected behavior	(26)	(4)
Effect of foreign currency translation and other, net	15	(111)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	26	79
Cumulative effect of changes in the instrument-specific credit risk	(7)	(14)
Balance, end of period	$19	$65
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The separate account investment objectives are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
U.S.:
Stable Value and Risk Solutions	$37,042	$43,249
Annuities	11,792	11,694
MetLife Holdings - Annuities	29,553	28,443
Other	6,523	5,855
Total	$84,910	$89,241

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
The balances of and changes in separate account liabilities were as follows:

	U.S. Stable Value and Risk Solutions	U.S. Annuities	MetLife Holdings Annuities
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$43,249	$11,694	$28,443
Premiums and deposits	1,069	120	139
Policy charges	(121)	(11)	(305)
Surrenders and withdrawals	(7,532)	(360)	(1,359)
Benefit payments	(44)	—	(242)
Investment performance	1,145	448	2,924
Net transfers from (to) general account	(57)	3	(47)
Effect of foreign currency translation and other, net	(667)	(102)	—
Balance, end of period	$37,042	$11,792	$29,553
Six Months Ended June 30, 2022
Balance, beginning of period	$54,391	$21,292	$40,096
Premiums and deposits	2,939	730	146
Policy charges	(137)	(13)	(344)
Surrenders and withdrawals	(3,946)	(6,379)	(1,591)
Benefit payments	(43)	—	(230)
Investment performance	(3,899)	(2,387)	(7,839)
Net transfers from (to) general account	60	(59)	(135)
Effect of foreign currency translation and other, net	(5,186)	(156)	3
Balance, end of period	$44,179	$13,028	$30,106

Cash surrender value at June 30, 2023 (1)	$32,886	N/A	$29,471
Cash surrender value at June 30, 2022 (1)	$39,752	N/A	$29,927
_____________
(1)    Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2023
	U.S.	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$527	$—	$527
U.S. government and agency	10,111	—	10,111
Public utilities	1,141	—	1,141
Municipals	392	—	392
Corporate bonds:
Materials	172	—	172
Communications	1,000	—	1,000
Consumer	2,010	—	2,010
Energy	841	—	841
Financial	2,789	—	2,789
Industrial and other	787	—	787
Technology	610	—	610
Foreign	2,126	—	2,126
Total corporate bonds	10,335	—	10,335
Total bonds	22,506	—	22,506
Mortgage-backed securities	10,594	—	10,594
Asset-backed securities and collateralized loan obligations	2,566	—	2,566
Redeemable preferred stock	10	—	10
Total fixed maturity securities	35,676	—	35,676
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,670	—	2,670
Banks, trust and insurance companies	492	—	492
Public utilities	72	—	72
Non-redeemable preferred stock	—	—	—
Mutual funds	4,731	34,887	39,618
Total equity securities	7,965	34,887	42,852
Other invested assets	1,667	—	1,667
Total investments	45,308	34,887	80,195
Other assets	4,715	—	4,715
Total	$50,023	$34,887	$84,910

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue (continued)
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	U.S.	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2023	$401	$3,220	$120	$3,741
Capitalizations	35	(1)	55	89
Amortization	(27)	(115)	(8)	(150)
Balance at June 30, 2023	$409	$3,104	$167	$3,680

Balance at January 1, 2022	$384	$3,457	$6	$3,847
Capitalizations	35	(1)	27	61
Amortization	(26)	(128)	(1)	(155)
Balance at June 30, 2022	$393	$3,328	$32	$3,753

VOBA:
Balance at January 1, 2023	$16	$—	$—	$16
Amortization	(1)	—	—	(1)
Balance at June 30, 2023	$15	$—	$—	$15

Balance at January 1, 2022	$18	$—	$—	$18
Amortization	(1)	—	—	(1)
Balance at June 30, 2022	$17	$—	$—	$17

Total DAC and VOBA:
Balance at June 30, 2023				$3,695
Balance at June 30, 2022				$3,770
Balance at December 31, 2022				$3,757
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
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Six Months Ended June 30, 2023
	U.S.	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$18	$227	$245
Deferrals	1	20	21
Amortization	(2)	(9)	(11)
Balance, end of period	$17	$238	$255

	Six Months Ended June 30, 2022
	U.S.	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$21	$195	$216
Deferrals	—	23	23
Amortization	(2)	(7)	(9)
Balance, end of period	$19	$211	$230
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,650	$37,222
Other policy-related balances	281	273
Policyholder dividends payable	178	181
Current income tax payable	9	—
Other liabilities	592	455
Total closed block liabilities	37,710	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,697	19,648
Mortgage loans	6,269	6,564
Policy loans	4,014	4,084
Real estate and real estate joint ventures	655	635
Other invested assets	604	705
Total investments	31,239	31,636
Cash and cash equivalents	656	437
Accrued investment income	369	375
Premiums, reinsurance and other receivables	114	52
Current income tax recoverable	—	88
Deferred income tax asset	394	423
Total assets designated to the closed block	32,772	33,011
Excess of closed block liabilities over assets designated to the closed block	4,938	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(1,176)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	212	262
Total amounts included in AOCI	(964)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,974	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(In millions)
Balance, beginning of period	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	(1,682)
Balance, end of period	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$226	$274	$461	$549
Net investment income	341	352	679	713
Net investment gains (losses)	5	(16)	9	(48)
Net derivative gains (losses)	5	8	3	11
Total revenues	577	618	1,152	1,225
Expenses
Policyholder benefits and claims	445	462	858	945
Policyholder dividends	89	128	186	262
Other expenses	22	23	44	46
Total expenses	556	613	1,088	1,253
Revenues, net of expenses before provision for income tax expense (benefit)	21	5	64	(28)
Provision for income tax expense (benefit)	4	1	13	(6)
Revenues, net of expenses and provision for income tax expense (benefit)	$17	$4	$51	$(22)
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

	June 30, 2023					December 31, 2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$56,350	$(63)	$734	$3,983	$53,038	$55,280	$(28)	$649	$4,811	$51,090
Foreign corporate	28,111	(2)	309	3,827	24,591	28,328	(3)	206	4,538	23,993
U.S. government and agency	23,817	—	220	2,106	21,931	24,409	—	333	2,384	22,358
RMBS	21,948	—	161	2,224	19,885	21,539	—	177	2,383	19,333
ABS & CLO	12,719	—	13	667	12,065	12,639	—	9	812	11,836
Municipals	7,772	—	355	475	7,652	7,880	—	256	672	7,464
CMBS	6,938	(7)	4	643	6,292	6,691	(15)	7	640	6,043
Foreign government	3,811	(70)	155	278	3,618	3,711	(68)	140	324	3,459
Total fixed maturity securities AFS	$161,466	$(142)	$1,951	$14,203	$149,072	$160,477	$(114)	$1,777	$16,564	$145,576
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $97 million and $71 million at June 30, 2023 and December 31, 2022, respectively, with unrealized gains (losses) of ($31) million and ($1) million at June 30, 2023 and December 31, 2022, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$3,476	$25,564	$28,563	$62,123	$41,598	$161,324
Estimated fair value	$3,428	$24,421	$26,845	$56,136	$38,242	$149,072
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

	June 30, 2023				December 31, 2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$12,855	$520	$21,607	$3,435	$34,358	$3,953	$3,383	$856
Foreign corporate	3,084	157	15,837	3,670	16,834	3,350	3,977	1,188
U.S. government and agency	9,806	535	7,132	1,571	13,489	1,895	2,756	489
RMBS	6,179	289	10,761	1,935	11,622	1,280	4,585	1,103
ABS & CLO	1,607	45	8,867	622	7,725	499	3,009	313
Municipals	1,089	40	1,759	435	3,526	616	133	56
CMBS	1,450	64	4,144	576	4,376	426	1,254	213
Foreign government	811	30	1,227	247	1,803	209	306	115
Total fixed maturity securities AFS	$36,881	$1,680	$71,334	$12,491	$93,733	$12,228	$19,403	$4,333
Investment grade	$35,008	$1,614	$66,674	$11,852	$88,059	$11,710	$17,470	$3,897
Below investment grade	1,873	66	4,660	639	5,674	518	1,933	436
Total fixed maturity securities AFS	$36,881	$1,680	$71,334	$12,491	$93,733	$12,228	$19,403	$4,333
Total number of securities in an unrealized loss position	4,777		7,752		10,688		2,110
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to: (i) the extent to which the estimated fair value has been below amortized cost, (ii) adverse conditions specifically related to a security, an industry sector or sub-sector, or an economically depressed geographic area, adverse change in the financial condition of the issuer of the security, changes in technology, discontinuance of a segment of the business that may affect future earnings, and changes in the quality of credit enhancement, (iii) payment structure of the security and likelihood of the issuer being able to make payments, (iv) failure of the issuer to make scheduled interest and principal payments, (v) whether the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (vi) whether the Company has the intent to sell or will more likely than not be required to sell, including transfers in connection with reinsurance transactions, a particular security before the decline in estimated fair value below amortized cost recovers, (vii) with respect to Structured Products, changes in forecasted cash flows after considering the changes in the financial condition of the underlying loan obligors and quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security, (viii) changes in the rating of the security by a rating agency, and (ix) other subjective factors, including concentrations and information obtained from regulators.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $2.4 billion for the six months ended June 30, 2023 to $14.2 billion primarily due to decreases in interest rates, impairments in connection with a pending reinsurance transaction, to a lesser extent the strengthening of foreign currencies on certain non-functional currency denominated fixed maturity securities and narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $12.5 billion at June 30, 2023, or 88% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $12.5 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $11.9 billion, or 95%, were related to 7,025 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $12.5 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $639 million, or 5%, were related to 727 below investment grade securities. Unrealized losses on below investment grade securities are principally related to foreign corporate and U.S. corporate securities (primarily consumer, transportation and communications). These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At June 30, 2023, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2023.
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

	U.S. Corporate	Foreign Corporate	CMBS	Foreign Government	Total
Three Months Ended June 30, 2023	(In millions)
Balance, at beginning of period	$57	$3	$7	$68	$135
ACL not previously recorded	—	—	—	—	—
Changes for securities with previously recorded ACL	6	(1)	—	2	7
Securities sold or exchanged	—	—	—	—	—
Write-offs	—	—	—	—	—
Balance, at end of period	$63	$2	$7	$70	$142
Three Months Ended June 30, 2022
Balance, at beginning of period	$13	$25	$13	$104	$155
ACL not previously recorded	—	—	—	—	—
Changes for securities with previously recorded ACL	14	(1)	—	(7)	6
Securities sold or exchanged	—	(17)	—	(20)	(37)
Write-offs	—	—	—	—	—
Balance, at end of period	$27	$7	$13	$77	$124

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	U.S. Corporate	Foreign Corporate	CMBS	Foreign Government	Total
Six Months Ended June 30, 2023	(In millions)
Balance, at beginning of period	$28	$3	$15	$68	$114
ACL not previously recorded	31	—	—	—	31
Changes for securities with previously recorded ACL	6	(1)	2	2	9
Securities sold or exchanged	(2)	—	(10)	—	(12)
Write-offs	—	—	—	—	—
Balance, at end of period	$63	$2	$7	$70	$142
Six Months Ended June 30, 2022
Balance, at beginning of period	$30	$10	$13	$—	$53
ACL not previously recorded	13	11	—	104	128
Changes for securities with previously recorded ACL	14	3	—	(7)	10
Securities sold or exchanged	(8)	(17)	—	(20)	(45)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$27	$7	$13	$77	$124
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2023		December 31, 2022
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial (1)	$37,910	59.4%	$37,196	59.4%
Agricultural	16,035	25.1	15,869	25.4
Residential	10,391	16.3	9,953	15.9
Total amortized cost	64,336	100.8	63,018	100.7
Allowance for credit loss	(525)	(0.8)	(448)	(0.7)
Total mortgage loans	$63,811	100.0%	$62,570	100.0%
__________________
(1)Includes commercial mortgage loans to be disposed of in connection with a pending reinsurance transaction, which are carried at the lower of amortized cost or estimated fair value of $117 million, net of the estimated fair value adjustment of $23 million, as of June 30, 2023. See Note 1.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($727) million and ($717) million at June 30, 2023 and December 31, 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2023 was $192 million, $141 million and $78 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $171 million, $147 million and $70 million, respectively.
Purchases of mortgage loans, from unaffiliated parties, consisting primarily of residential mortgage loans, were $100 million and $857 million for the three months and six months ended June 30, 2023, respectively, and $596 million and $1.1 billion for the three months and six months ended June 30, 2022, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
During the second quarter of 2023, the Company assigned mortgage loans with a previously recorded amortized cost of $5.3 billion to its affiliated mortgage origination company, which is wholly-owned by MetLife. In connection with the assignment, this affiliate contemporaneously assumed the Company’s rights and obligations associated with the assigned mortgage loans. In exchange, the Company received $5.3 billion of mortgage secured loans from this affiliate, secured by the same mortgage loans assigned. As of June 30, 2023, the Company’s aggregate participation interest in affiliated mortgage secured loans included in commercial and agricultural mortgage loans was $13.0 billion. In addition, see “— Related Party Investment Transactions” for information regarding transfers of mortgage loans from affiliates.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Six Months Ended June 30,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$174	$105	$169	$448	$260	$79	$197	$536
Provision (release)	37	48	5	90	(13)	36	(38)	(15)
Charge-offs, net of recoveries	—	(13)	—	(13)	(82)	(22)	(1)	(105)
Balance, end of period	$211	$140	$174	$525	$165	$93	$158	$416
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses). Mortgage loans to be disposed of in a reinsurance transaction are carried at the lower of amortized cost or estimated fair value.

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
Commercial mortgage loans:
For the three months ended June 30, 2023, the Company granted an additional 12-month term extension on a previously restructured loan with an amortized cost of $149 million and further extended the term of the loan modified in the first quarter of 2023 by an additional three months. These modified loans represent less than 1% of the portfolio segment.
For the six months ended June 30, 2023, the Company granted term extensions on loans with an amortized cost of $180 million. These modifications added a weighted-average of less than one year to the life of the modified loans. These modified loans represent less than 1% of the portfolio segment.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Residential mortgage loans:
For the three months ended June 30, 2023, the Company granted term extensions on loans with an amortized cost of $2 million, other-than-insignificant payment delays on loans with an amortized cost of $5 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $5 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $1 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of eight years to the life of the modified loans, allowed for the capitalization or deferral of balances due and reduced the weighted average interest rate of the modified loans from 5.7% to 4.2%.
For the six months ended June 30, 2023, the Company granted term extensions on loans with an amortized cost of $5 million, other-than-insignificant payment delays on loans with an amortized cost of $5 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $9 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $4 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of nine years to the life of the modified loans, allowed for the capitalization or deferral of balances due and reduced the weighted-average interest rate of the modified loans from 5.8% to 4.2%.
For both the three months and six months ended June 30, 2023, the Company did not have a significant amount of mortgage loans that were modified to borrowers experiencing financial difficulty that are not considered current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,096	$2,844	$2,430	$1,250	$2,040	$9,524	$2,927	$22,111	58.3%
65% to 75%	124	1,813	792	951	1,163	3,692	—	8,535	22.5
76% to 80%	—	523	321	91	872	1,117	—	2,924	7.7
Greater than 80%	6	92	618	666	536	2,422	—	4,340	11.5
Total	$1,226	$5,272	$4,161	$2,958	$4,611	$16,755	$2,927	$37,910	100.0%
DSCR:
> 1.20x	$817	$4,285	$3,938	$2,479	$3,980	$14,307	$1,687	$31,493	83.1%
1.00x 1.20x	409	224	186	18	353	1,320	944	3,454	9.1
<1.00x	—	763	37	461	278	1,128	296	2,963	7.8
Total	$1,226	$5,272	$4,161	$2,958	$4,611	$16,755	$2,927	$37,910	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$590	$1,987	$1,471	$1,973	$1,556	$5,829	$1,146	$14,552	90.7%
65% to 75%	21	91	228	209	24	563	131	1,267	7.9
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	17	—	—	—	133	49	6	205	1.3
Total	$628	$2,078	$1,699	$2,182	$1,713	$6,452	$1,283	$16,035	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$196	$1,954	$828	$147	$591	$6,300	$—	$10,016	96.4%
Nonperforming (1)	—	14	10	7	34	310	—	375	3.6
Total	$196	$1,968	$838	$154	$625	$6,610	$—	$10,391	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $150 million and $143 million at June 30, 2023 and December 31, 2022, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $746 million, or 1% of total commercial and agricultural mortgage loans, at June 30, 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2023 and December 31, 2022. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In millions)
Commercial	$42	$—	$—	$—	$192	$158
Agricultural	98	120	22	18	235	131
Residential	375	428	—	—	376	429
Total	$515	$548	$22	$18	$803	$718
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2022 was $146 million, $225 million and $418 million, respectively. The amortized cost for nonaccrual commercial mortgage loans without an ACL was $149 million at June 30, 2023. There were no nonaccrual commercial mortgage loans without an ACL at December 31, 2022. The amortized cost for nonaccrual agricultural mortgage loans without an ACL was $61 million and $7 million at June 30, 2023 and December 31, 2022, respectively. There were no nonaccrual residential mortgage loans without an ACL at June 30, 2023 and December 31, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2023	December 31, 2022	Three Months Ended June 30,		Six Months Ended June 30,
			2023	2022	2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,610	$1,618	$41	$50	$83	$104
Other real estate	490	487	83	66	129	96
Real estate joint ventures	6,393	6,311	(7)	122	(43)	232
Total real estate and real estate joint ventures	$8,493	$8,416	$117	$238	$169	$432
The carrying value of wholly-owned real estate acquired through foreclosure was $185 million and $179 million at June 30, 2023 and December 31, 2022, respectively. Depreciation expense on real estate investments was $22 million for both the three months ended June 30, 2023 and 2022, and $42 million for both the six months ended June 30, 2023 and 2022. Real estate investments were net of accumulated depreciation of $608 million and $566 million at June 30, 2023 and December 31, 2022, respectively.
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
The investment in leveraged and direct financing leases, net of ACL, was $724 million and $122 million, respectively, at June 30, 2023 and $731 million and $127 million, respectively, at December 31, 2022. The ACL for leveraged and direct financing leases was $12 million and $19 million at June 30, 2023 and December 31, 2022, respectively.
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

	June 30, 2023			December 31, 2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$643	$294	$937	$673	$171	$844

Equity securities
Common stock	$121	$47	$168	$119	$47	$166
Non-redeemable preferred stock	49	1	50	77	(3)	74
Total equity securities	$170	$48	$218	$196	$44	$240
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.1 billion and $6.6 billion, principally at estimated fair value, at June 30, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2023 and December 31, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2023			December 31, 2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$6,047	$6,148	$5,998	$6,601	$6,773	$6,625
Repurchase agreements	$3,176	$3,100	$3,024	$3,176	$3,125	$3,057
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at both June 30, 2023 and December 31, 2022.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2023					December 31, 2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$976	$2,450	$2,722	$—	$6,148	$935	$4,233	$1,605	$—	$6,773

Repurchase agreements:
U.S. government and agency	$—	$3,100	$—	$—	$3,100	$—	$3,125	$—	$—	$3,125
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

	June 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$102	$98
Invested assets pledged as collateral (1)	21,723	20,612
Total invested assets on deposit and pledged as collateral	$21,825	$20,710
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 10).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, Note 8 for information regarding investments designated to the closed block and Note 1 for investments to be disposed of in a pending reinsurance transaction. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $668 million and $659 million, at redemption value, at June 30, 2023 and December 31, 2022, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2023		December 31, 2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures	$1,329	$—	$1,357	$—
Mortgage loan joint ventures	159	—	147	—
Investment funds (primarily other invested assets)	100	1	98	—
Renewable energy partnership (primarily other invested assets)	68	—	76	—
Total	$1,656	$1	$1,678	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2023		December 31, 2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$37,047	$37,047	$35,813	$35,813
Other limited partnership interests	7,391	9,647	7,299	9,716
Other invested assets	1,331	1,432	1,342	1,509
Real estate joint ventures	128	291	86	88
Total	$45,897	$48,417	$44,540	$47,126
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests (“OLPI”) and real estate joint ventures (“REJV”) is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2023 or 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS	$1,897	$1,543	$3,743	$3,044
Equity securities	4	1	5	2
Mortgage loans	829	605	1,619	1,218
Policy loans	75	72	148	144
Real estate and REJV	117	238	169	432
OLPI	91	64	92	597
Cash, cash equivalents and short-term investments	89	11	173	15
FVO Securities	46	(113)	96	(142)
Operating joint venture	7	26	21	42
Other	46	185	125	254
Subtotal investment income	3,201	2,632	6,191	5,606
Less: Investment expenses	328	190	633	338
Net investment income	$2,873	$2,442	$5,558	$5,268

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals	$—	$(4)	$—	$(4)
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and REJV)	76	(75)	134	(57)
Net realized and unrealized gains (losses) recognized in NII	$76	$(79)	$134	$(61)

Changes in estimated fair value subsequent to purchase of FVO Securities still held at the end of the respective periods and recognized in NII	$45	$(114)	$92	$(147)

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$65	$188	$27	$805

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS (1)	$(746)	$(356)	$(694)	$(658)
Equity securities	7	1	2	4
Mortgage loans (1)	33	(13)	(116)	10
Real estate and REJV (excluding changes in estimated fair value)	62	159	64	163
OLPI (excluding changes in estimated fair value)	2	2	9	5
Other gains (losses)	8	49	14	66
Subtotal	(634)	(158)	(721)	(410)
Change in estimated fair value of OLPI and REJV	1	—	(4)	6
Non-investment portfolio gains (losses)	(26)	75	(36)	95
Subtotal	(25)	75	(40)	101
Net investment gains (losses)	$(659)	$(83)	$(761)	$(309)

Transaction Type
Realized gains (losses) on investments sold or disposed	$(3)	$(183)	$80	$(331)
Impairment (losses) (1)	(684)	—	(690)	(33)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	47	29	(115)	(51)
Unrealized net gains (losses) recognized in earnings	7	(4)	—	11
Total recognized gains (losses)	54	25	(115)	(40)
Non-investment portfolio gains (losses)	(26)	75	(36)	95
Net investment gains (losses)	$(659)	$(83)	$(761)	$(309)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$8	$(1)	$5	$5

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(27)	$52	$(25)	$70

Foreign currency gains (losses)	$(36)	$54	$(51)	$66

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in NIGL	$(3)	$(183)	$80	$(331)
Recognized in NII	—	(4)	—	(4)
Net realized investment gains (losses) from sales and disposals of investments	$(3)	$(187)	$80	$(335)
__________________
(1) Includes ($654) million and ($23) million of impairments for fixed maturity securities AFS and the lower of amortized cost or estimated fair value adjustments for mortgage loans, respectively, during the three months ended June 30, 2023, for investments to be disposed of in a pending reinsurance transaction. See Note 1.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2023	2022	2023	2022
	(In millions)
Proceeds	$3,291	$12,499	$11,713	$19,988
Gross investment gains	$27	$45	$266	$70
Gross investment (losses)	(102)	(432)	(262)	(623)
Realized gains (losses) on sales and disposals	(75)	(387)	4	(553)
Net credit loss (provision) release (change in ACL recognized in earnings)	(10)	31	(31)	(72)
Impairment (losses)	(661)	—	(667)	(33)
Net credit loss (provision) release and impairment (losses)	(671)	31	(698)	(105)
Net investment gains (losses)	$(746)	$(356)	$(694)	$(658)

Equity Securities
Realized gains (losses) on sales and disposals	$—	$3	$(2)	$(4)
Unrealized net gains (losses) recognized in earnings	7	(2)	4	8
Net investment gains (losses)	$7	$1	$2	$4
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$4	$—	$4	$189
Amortized cost of invested assets transferred to affiliates	$4	$—	$4	$191
Net investment gains (losses) recognized on transfers	$—	$—	$—	$(2)
Estimated fair value of invested assets transferred from affiliates	$645	$9	$1,160	$266
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		June 30, 2023	December 31, 2022	Three Months Ended June 30,		Six Months Ended June 30,
				2023	2022	2023	2022
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,102	$1,207	$5	$4	$10	$10
Affiliated investments (2)	American Life Insurance Company	—	100	1	1	1	1
Other invested assets		$1,102	$1,307	$6	$5	$11	$11
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2023 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 1.85%. In July 2023, ¥37.3 billion (the equivalent of $258 million) of 1.60% affiliated senior unsecured notes matured and were refinanced with ¥37.3 billion 2.16% affiliated senior unsecured notes due July 2030. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information.
(2)Represents an affiliated surplus note which was prepaid in June 2023. The surplus note had an original maturity date in June 2025 and bore interest, payable semi-annually, at a rate per annum of 1.88%.
The Company incurred investment advisory charges from an affiliate of $69 million and $137 million for the three months and six months ended June 30, 2023, respectively, and $68 million and $136 million for the three months and six months ended June 30, 2022, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,973	$1,310	$472	$4,036	$1,353	$443
Foreign currency swaps	Foreign currency exchange rate	1,459	65	—	565	74	—
Subtotal		5,432	1,375	472	4,601	1,427	443
Cash flow hedges:
Interest rate swaps	Interest rate	3,739	10	218	3,739	7	239
Interest rate forwards	Interest rate	1,687	—	292	2,227	—	404
Foreign currency swaps	Foreign currency exchange rate	29,766	2,392	907	29,290	2,453	1,364
Subtotal		35,192	2,402	1,417	35,256	2,460	2,007
Total qualifying hedges		40,624	3,777	1,889	39,857	3,887	2,450
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	14,627	1,479	689	15,358	1,579	704
Interest rate floors	Interest rate	18,246	50	—	23,371	114	—
Interest rate caps	Interest rate	41,040	749	—	46,666	903	—
Interest rate futures	Interest rate	58	—	—	414	—	1
Interest rate options	Interest rate	38,636	275	9	39,712	434	36
Synthetic GICs	Interest rate	10,629	—	—	13,044	—	—
Foreign currency swaps	Foreign currency exchange rate	4,555	583	25	4,739	720	5
Foreign currency forwards	Foreign currency exchange rate	1,118	9	6	1,328	16	25
Credit default swaps — purchased	Credit	804	7	5	843	16	—
Credit default swaps — written	Credit	10,910	161	12	9,074	113	26
Equity futures	Equity market	1,214	2	13	1,063	2	—
Equity index options	Equity market	17,069	396	197	14,143	585	179
Equity variance swaps	Equity market	90	4	—	90	4	—
Equity total return swaps	Equity market	1,980	—	88	1,922	23	103
Total non-designated or nonqualifying derivatives		160,976	3,715	1,044	171,767	4,509	1,079
Total		$201,600	$7,492	$2,933	$211,624	$8,396	$3,529
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$—	$(135)	$(32)	N/A
Hedged items	(1)	—	—	121	31	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(6)	—	—	—	13	N/A
Hedged items	5	—	—	—	(11)	N/A
Subtotal	(2)	—	—	(14)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(156)
Amount of gains (losses) reclassified from AOCI into income	13	55	—	—	—	(68)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	56
Amount of gains (losses) reclassified from AOCI into income	1	310	—	—	—	(311)
Foreign currency transaction gains (losses) on hedged items	—	(293)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	14	72	—	—	—	(480)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(336)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(44)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(8)	—	—	N/A
Credit derivatives — written (1)	—	—	60	—	—	N/A
Equity derivatives (1)	(36)	—	(348)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	39	—	—	N/A
Subtotal	(36)	—	(637)	—	—	N/A
Earned income on derivatives	39	—	189	3	(34)	—
Synthetic GICs	N/A	N/A	4	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	212	—	N/A	N/A
Total	$15	$72	$(232)	$(11)	$(33)	$(480)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$2	$—	$—	$(323)	$(82)	N/A
Hedged items	(4)	—	—	306	78	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	59	—	—	—	—	N/A
Hedged items	(58)	—	—	—	—	N/A
Subtotal	(1)	—	—	(17)	(4)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(568)
Amount of gains (losses) reclassified from AOCI into income	16	53	—	—	—	(69)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	472
Amount of gains (losses) reclassified from AOCI into income	—	(555)	—	—	—	555
Foreign currency transaction gains (losses) on hedged items	—	547	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	16	45	—	—	—	390
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(872)	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	386	—	—	N/A
Credit derivatives — purchased (1)	—	—	27	—	—	N/A
Credit derivatives — written (1)	—	—	(154)	—	—	N/A
Equity derivatives (1)	36	—	637	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(179)	—	—	N/A
Subtotal	39	—	(155)	—	—	N/A
Earned income on derivatives	140	—	126	35	(29)	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	615	—	N/A	N/A
Total	$194	$45	$586	$18	$(33)	$390

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$(9)	$—	N/A
Hedged items	—	—	—	(5)	(1)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(22)	—	—	—	13	N/A
Hedged items	21	—	—	—	(11)	N/A
Subtotal	(2)	—	—	(14)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$44
Amount of gains (losses) reclassified from AOCI into income	27	57	—	—	—	(84)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	15
Amount of gains (losses) reclassified from AOCI into income	2	439	—	—	—	(441)
Foreign currency transaction gains (losses) on hedged items	—	(417)	—	—	—	—
Credit derivatives (1):
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	29	79	—	—	—	(467)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(397)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(139)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(17)	—	—	N/A
Credit derivatives — written (1)	—	—	66	—	—	N/A
Equity derivatives (1)	(42)	—	(751)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	71	—	—	N/A
Subtotal	(42)	—	(1,167)	—	—	N/A
Earned income on derivatives	82	—	434	8	(67)	—
Synthetic GICs	N/A	N/A	9	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(68)	—	N/A	N/A
Total	$67	$79	$(792)	$(6)	$(66)	$(467)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$6	$—	$—	$(696)	$(158)	N/A
Hedged items	(8)	—	—	663	153	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	90	—	—	—	—	N/A
Hedged items	(87)	—	—	—	—	N/A
Subtotal	1	—	—	(33)	(5)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(1,110)
Amount of gains (losses) reclassified from AOCI into income	31	71	—	—	—	(102)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	624
Amount of gains (losses) reclassified from AOCI into income	2	(632)	—	—	—	630
Foreign currency transaction gains (losses) on hedged items	—	619	—	—	—	—
Credit derivatives (1):
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	33	58	—	—	—	42
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(1,603)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	509	—	—	N/A
Credit derivatives — purchased (1)	—	—	58	—	—	N/A
Credit derivatives — written (1)	—	—	(190)	—	—	N/A
Equity derivatives (1)	29	—	819	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(242)	—	—	N/A
Subtotal	34	—	(649)	—	—	N/A
Earned income on derivatives	225	—	263	76	(55)	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	1,093	—	N/A	N/A
Total	$293	$58	$707	$43	$(60)	$42
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$164	$247	$1	$1
Mortgage loans	$322	$319	$(20)	$(18)
Future policy benefits	$(2,901)	$(2,816)	$204	$200
Policyholder account balances	$(1,817)	$(1,735)	$43	$80
__________________
(1)Includes ($124) million and ($136) million of hedging adjustments on discontinued hedging relationships at June 30, 2023 and December 31, 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $19 million and $20 million for the three months and six months ended June 30, 2023, respectively, and $4 million for both the three months and six months ended June 30, 2022.
At both June 30, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At June 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $1.5 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2023, the Company expected to reclassify $150 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	1.0	$1	$10	1.5
Credit default swaps referencing indices	84	4,351	2.9	79	4,251	3.4
Subtotal	84	4,361	2.9	80	4,261	3.4
Baa
Single name credit default swaps (3)	1	40	2.0	—	40	2.5
Credit default swaps referencing indices	66	6,359	5.2	13	4,598	5.9
Subtotal	67	6,399	5.2	13	4,638	5.8
Ba
Single name credit default swaps (3)	—	20	0.5	1	45	0.7
Credit default swaps referencing indices	2	25	3.5	2	25	4.0
Subtotal	2	45	2.1	3	70	1.9
B
Credit default swaps referencing indices	3	75	5.0	1	75	4.5
Subtotal	3	75	5.0	1	75	4.5
Caa
Credit default swaps referencing indices	(7)	30	3.0	(10)	30	3.5
Subtotal	(7)	30	3.0	(10)	30	3.5
Total	$149	$10,910	4.2	$87	$9,074	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2023		December 31, 2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,530	$2,975	$8,456	$3,499
OTC-cleared (1)	88	9	57	29
Exchange-traded	2	13	2	1
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	7,620	2,997	8,515	3,529
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,685)	(2,685)	(3,317)	(3,317)
OTC-cleared	(6)	(6)	(14)	(14)
Exchange-traded	(2)	(2)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,140)	—	(4,044)	—
OTC-cleared	(63)	—	(18)	(1)
Securities collateral: (5)
OTC-bilateral	(1,637)	(290)	(1,078)	(182)
OTC-cleared	—	(3)	—	(14)
Exchange-traded	—	(11)	—	(1)
Net amount after application of master netting agreements and collateral	$87	$—	$44	$—
__________________
(1)At June 30, 2023 and December 31, 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $128 million and $119 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $64 million and $0, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2023 and December 31, 2022, the Company received excess cash collateral of $244 million and $210 million, respectively, and provided excess cash collateral of $0 and $1 million, respectively.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2023 and December 31, 2022, the Company received excess securities collateral with an estimated fair value of $377 million and $366 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2023 and December 31, 2022, the Company provided excess securities collateral with an estimated fair value of $944 million and $934 million, respectively, for its OTC-bilateral derivatives, $488 million and $442 million, respectively, for its OTC-cleared derivatives, and $55 million and $96 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	Derivatives Subject to Financial Strength-Contingent Provisions
	June 30, 2023	December 31, 2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$290	$182
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$553	$221
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2023	December 31, 2022
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$171	$149
Funds withheld on affiliated reinsurance	Other invested assets	(9)	—
Total		$162	$149
Embedded derivatives within liability host contracts:
Funds withheld on affiliated reinsurance	Other liabilities	(371)	(450)
Fixed annuities with equity indexed returns	Policyholder account balances	155	141
Total		$(216)	$(309)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$44,499	$8,539	$53,038
Foreign corporate	—	17,114	7,477	24,591
U.S. government and agency	8,561	13,370	—	21,931
RMBS	4	18,422	1,459	19,885
ABS & CLO	—	10,413	1,652	12,065
Municipals	—	7,648	4	7,652
CMBS	—	5,994	298	6,292
Foreign government	—	3,601	17	3,618
Total fixed maturity securities AFS	8,565	121,061	19,446	149,072
Short-term investments	3,305	134	17	3,456
Other investments	258	191	1,115	1,564
Derivative assets: (1)
Interest rate	—	3,873	—	3,873
Foreign currency exchange rate	—	3,049	—	3,049
Credit	—	161	7	168
Equity market	2	393	7	402
Total derivative assets	2	7,476	14	7,492
Embedded derivatives within asset host contracts (4)	—	—	162	162
Market risk benefits	—	—	163	163
Separate account assets (2)	14,036	69,819	1,055	84,910
Total assets (3)	$26,166	$198,681	$21,972	$246,819
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,388	$292	$1,680
Foreign currency exchange rate	—	938	—	938
Credit	—	17	—	17
Equity market	13	285	—	298
Total derivative liabilities	13	2,628	292	2,933
Embedded derivatives within liability host contracts (4)	—	—	(216)	(216)
Market risk benefits	—	—	2,942	2,942
Separate account liabilities (2)	7	3	1	11
Total liabilities	$20	$2,631	$3,019	$5,670

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At both June 30, 2023 and December 31, 2022, the estimated fair value of such investments was $61 million.
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

					June 30, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	17	-	128	91	—	-	126	89	Increase
	•	Market pricing	•	Quoted prices (4)	5	-	104	92	20	-	107	92	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	109	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	75	-	101	92	74	-	101	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	360	-	380	371	372	-	392	381	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.08%	0.05%	(10)
				Ages 41 - 60	0.05%	-	0.67%	0.20%	0.05%	-	0.43%	0.20%	(10)
				Ages 61 - 115	0.34%	-	100%	1.44%	0.34%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	32.80%	8.96%	0.50%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	0.70%	-	18.20%	6.52%	0.70%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.75%	-	10%	2.89%	1.60%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.38%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0.25%	-	7%	4.02%	0.25%	-	10%	4.02%	(13)
			•	Long-term equity volatilities	16.46%	-	22.01%	18.49%	16.46%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.44%	-	0.84%	0.75%	0.34%	-	0.74%	0.75%	Decrease (15)
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
(9)At both June 30, 2023 and December 31, 2022, independent non-binding broker quotations were used in the determination of 1% or less of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended June 30, 2023
Balance, beginning of period	$15,717	$3,501	$—	$15	$57
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	7	—	(1)	—
Total realized/unrealized gains (losses) included in AOCI	(101)	(20)	—	3	(1)
Purchases (3)	808	67	4	—	5
Sales (3)	(393)	(86)	—	—	(44)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	125	34	—	—	—
Transfers out of Level 3 (4)	(129)	(94)	—	—	—
Balance, end of period	$16,016	$3,409	$4	$17	$17
Three Months Ended June 30, 2022
Balance, beginning of period	$13,940	$4,566	$—	$13	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	12	—	5	—
Total realized/unrealized gains (losses) included in AOCI	(1,496)	(142)	—	4	—
Purchases (3)	945	321	—	—	—
Sales (3)	(211)	(394)	—	(1)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	137	79	—	2	100
Transfers out of Level 3 (4)	(300)	(352)	—	(2)	—
Balance, end of period	$13,004	$4,090	$—	$21	$100
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(10)	$8	$—	$(1)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(11)	$12	$—	$5	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(110)	$(21)	$—	$3	$(1)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$(1,495)	$(139)	$—	$4	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2023
Balance, beginning of period	$—	$1,052	$(271)	$168	$1,000
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	63	(12)	212	(10)
Total realized/unrealized gains (losses) included in AOCI	—	—	(39)	—	—
Purchases (3)	—	—	—	—	72
Sales (3)	—	—	—	—	(20)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	44	(2)	—
Transfers into Level 3 (4)	—	—	—	—	12
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, end of period	$—	$1,115	$(278)	$378	$1,054
Three Months Ended June 30, 2022
Balance, beginning of period	$119	$1,123	$29	$(722)	$1,931
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	(64)	(88)	615	11
Total realized/unrealized gains (losses) included in AOCI	—	—	(207)	—	—
Purchases (3)	—	10	145	—	35
Sales (3)	—	(8)	—	—	(949)
Issuances (3)	—	—	—	—	(5)
Settlements (3)	(5)	—	18	26	6
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	(100)	—	—	—
Balance, end of period	$109	$961	$(103)	$(81)	$1,029
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$—	$64	$1	$212	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(5)	$(64)	$(87)	$615	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$—	$—	$(48)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$—	$—	$(199)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$14,733	$3,373	$—	$15	$47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(18)	1	—	(1)	—
Total realized/unrealized gains (losses) included in AOCI	285	—	—	2	—
Purchases (3)	2,015	153	4	2	17
Sales (3)	(848)	(175)	—	(1)	(47)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	280	103	—	—	—
Transfers out of Level 3 (4)	(431)	(46)	—	—	—
Balance, end of period	$16,016	$3,409	$4	$17	$17
Six Months Ended June 30, 2022
Balance, beginning of period	$14,935	$4,600	$—	$12	$2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(26)	23	—	(42)	—
Total realized/unrealized gains (losses) included in AOCI	(2,613)	(305)	—	7	—
Purchases (3)	1,347	429	—	—	100
Sales (3)	(575)	(563)	—	(2)	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	223	148	—	46	—
Transfers out of Level 3 (4)	(287)	(242)	—	—	—
Balance, end of period	$13,004	$4,090	$—	$21	$100
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(17)	$9	$—	$(1)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(26)	$23	$—	$(42)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$272	$(4)	$—	$1	$(1)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$(2,618)	$(300)	$—	$7	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$—	$1,022	$(331)	$458	$995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	91	(27)	(68)	(18)
Total realized/unrealized gains (losses) included in AOCI	—	—	43	—	—
Purchases (3)	—	2	—	—	170
Sales (3)	—	—	—	—	(109)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	98	(12)	1
Transfers into Level 3 (4)	—	—	—	—	15
Transfers out of Level 3 (4)	—	—	(61)	—	—
Balance, end of period	$—	$1,115	$(278)	$378	$1,054
Six Months Ended June 30, 2022
Balance, beginning of period	$127	$894	$86	$(1,236)	$1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(9)	(19)	(22)	1,093	17
Total realized/unrealized gains (losses) included in AOCI	—	—	(418)	—	—
Purchases (3)	—	195	233	—	104
Sales (3)	—	(10)	—	—	(1,046)
Issuances (3)	—	—	(2)	—	(5)
Settlements (3)	(9)	—	20	62	4
Transfers into Level 3 (4)	—	3	—	—	1
Transfers out of Level 3 (4)	—	(102)	—	—	(4)
Balance, end of period	$109	$961	$(103)	$(81)	$1,029
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$—	$93	$2	$(68)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(9)	$(22)	$(21)	$1,093	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$—	$—	$7	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$—	$—	$(394)	$—	$—
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

	June 30, 2023	December 31, 2022
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$278	$222

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(31)	$(24)	$(105)	$(15)
__________________
(1)Estimated fair values for impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 9.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$63,811	$—	$—	$60,000	$60,000
Policy loans	$5,692	$—	$—	$6,107	$6,107
Other invested assets	$1,782	$—	$1,806	$—	$1,806
Premiums, reinsurance and other receivables	$11,967	$—	$487	$11,729	$12,216
Liabilities
Policyholder account balances	$87,765	$—	$—	$84,948	$84,948
Long-term debt	$1,885	$—	$1,934	$—	$1,934
Other liabilities	$12,125	$—	$518	$11,583	$12,101
Separate account liabilities	$31,904	$—	$31,904	$—	$31,904

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,570	$—	$—	$58,858	$58,858
Policy loans	$5,729	$—	$—	$6,143	$6,143
Other invested assets	$1,978	$—	$1,979	$—	$1,979
Premiums, reinsurance and other receivables	$12,036	$—	$454	$11,826	$12,280
Liabilities
Policyholder account balances	$85,957	$—	$—	$83,594	$83,594
Long-term debt	$1,676	$—	$1,758	$—	$1,758
Other liabilities	$12,546	$—	$671	$11,842	$12,513
Separate account liabilities	$38,391	$—	$38,391	$—	$38,391
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
Credit Facility
In May 2023, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company, amended and restated their $3.0 billion unsecured revolving credit facility (as amended and restated, the “Credit Facility”). The facility may be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.
13. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(8,167)	$1,568	$(106)	$149	$(139)	$(137)	$(6,832)
OCI before reclassifications	(2,114)	(101)	1,051	(73)	17	—	(1,220)
Deferred income tax benefit (expense)	452	21	(219)	16	(5)	—	265
AOCI before reclassifications, net of income tax	(9,829)	1,488	726	92	(127)	(137)	(7,787)
Amounts reclassified from AOCI	829	(379)	—	—	—	3	453
Deferred income tax benefit (expense)	(167)	79	—	—	—	(1)	(89)
Amounts reclassified from AOCI, net of income tax	662	(300)	—	—	—	2	364
Balance, end of period	$(9,167)	$1,188	$726	$92	$(127)	$(135)	$(7,423)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$4,172	$1,597	$(8,611)	$182	$(57)	$(387)	$(3,104)
OCI before reclassifications	(12,827)	(96)	8,565	(8)	(34)	—	(4,400)
Deferred income tax benefit (expense)	2,697	20	(1,799)	2	5	—	925
AOCI before reclassifications, net of income tax	(5,958)	1,521	(1,845)	176	(86)	(387)	(6,579)
Amounts reclassified from AOCI	403	486	—	—	—	10	899
Deferred income tax benefit (expense)	(85)	(102)	—	—	—	(2)	(189)
Amounts reclassified from AOCI, net of income tax	318	384	—	—	—	8	710
Balance, end of period	$(5,640)	$1,905	$(1,845)	$176	$(86)	$(379)	$(5,869)

	Six Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(11,161)	$1,557	$1,529	$80	$(187)	$(138)	$(8,320)
OCI before reclassifications	1,698	58	(1,017)	15	77	(1)	830
Deferred income tax benefit (expense)	(346)	(12)	214	(3)	(17)	—	(164)
AOCI before reclassifications, net of income tax	(9,809)	1,603	726	92	(127)	(139)	(7,654)
Amounts reclassified from AOCI	804	(525)	—	—	—	5	284
Deferred income tax benefit (expense)	(162)	110	—	—	—	(1)	(53)
Amounts reclassified from AOCI, net of income tax	642	(415)	—	—	—	4	231
Balance, end of period	$(9,167)	$1,188	$726	$92	$(127)	$(135)	$(7,423)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,799	$1,872	$(15,553)	$267	$(45)	$(395)	$(1,055)
OCI before reclassifications	(23,958)	(486)	17,352	(115)	(50)	—	(7,257)
Deferred income tax benefit (expense)	5,030	102	(3,644)	24	9	—	1,521
AOCI before reclassifications, net of income tax	(6,129)	1,488	(1,845)	176	(86)	(395)	(6,791)
Amounts reclassified from AOCI	619	528	—	—	—	20	1,167
Deferred income tax benefit (expense)	(130)	(111)	—	—	—	(4)	(245)
Amounts reclassified from AOCI, net of income tax	489	417	—	—	—	16	922
Balance, end of period	$(5,640)	$1,905	$(1,845)	$176	$(86)	$(379)	$(5,869)
For information on offsets to investments related to policyholder liabilities, see “— Net Unrealized Investment Gains (Losses).”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(828)	$(388)	$(787)	$(601)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	1	3	3	Net investment income
Net unrealized investment gains (losses)	(2)	(16)	(20)	(21)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(829)	(403)	(804)	(619)
Income tax (expense) benefit	167	85	162	130
Net unrealized investment gains (losses), net of income tax	(662)	(318)	(642)	(489)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	13	16	27	31	Net investment income
Interest rate derivatives	55	53	57	71	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	—	2	2	Net investment income
Foreign currency exchange rate derivatives	310	(555)	439	(632)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	379	(486)	525	(528)
Income tax (expense) benefit	(79)	102	(110)	111
Gains (losses) on cash flow hedges, net of income tax	300	(384)	415	(417)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(11)	(6)	(21)
Amortization of prior service (costs) credit	—	1	1	1
Amortization of defined benefit plan items, before income tax	(3)	(10)	(5)	(20)
Income tax (expense) benefit	1	2	1	4
Amortization of defined benefit plan items, net of income tax	(2)	(8)	(4)	(16)
Total reclassifications, net of income tax	$(364)	$(710)	$(231)	$(922)
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$(12,215)	$(14,741)
Derivatives	1,504	1,971
Other	488	455
Subtotal	(10,223)	(12,315)
Amounts allocated from:
Policyholder liabilities	(2)	55
Deferred income tax benefit (expense)	2,246	2,656
Net unrealized investment gains (losses)	$(7,979)	$(9,604)
14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Prepaid legal plans	$115	$106	$230	$214
Recordkeeping and administrative services (1)	37	42	74	89
Administrative services-only contracts	62	57	123	112
Other revenue from service contracts from customers	11	7	21	14
Total revenues from service contracts from customers	225	212	448	429
Other (2)	194	160	386	354
Total other revenues	$419	$372	$834	$783
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 17.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
General and administrative expenses (1)	$677	$725	$1,338	$1,364
Pension, postretirement and postemployment benefit costs	50	29	100	59
Premium taxes, other taxes, and licenses & fees	106	81	199	161
Commissions and other variable expenses	467	491	1,181	973
Capitalization of DAC	(12)	(34)	(89)	(61)
Amortization of DAC and VOBA	74	76	151	156
Interest expense on debt	34	25	64	49
Total other expenses	$1,396	$1,393	$2,944	$2,701
__________________
(1)Includes ($27) million and ($57) million for the three months and six months ended June 30, 2023, respectively, and $52 million and $74 million for the three months and six months ended June 30, 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 17 for a discussion of affiliated expenses included in the table above.
15. Income Tax
For the three months and six months ended June 30, 2023, the effective tax rate on income (loss) before provision for income tax was 13% and (7%), respectively. The Company’s effective tax rate for the three months ended June 30, 2023 differed from the U.S. statutory rate primarily due to tax benefits from tax credits and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2023 reflected an income tax benefit despite having income before provision for income tax and differed from the U.S. statutory rate primarily due to tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
For the three months and six months ended June 30, 2022, the effective tax rate on income (loss) before provision for income tax was 19% and 18%, respectively. The Company’s effective tax rate for the three months ended June 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from tax credits and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2022 Annual Report, Metropolitan Life Insurance Company received approximately 2,610 asbestos-related claims in 2022. For the six months ended June 30, 2023 and 2022, Metropolitan Life Insurance Company received approximately 1,306 and 1,319 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2022. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2023.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.0 billion and $2.7 billion at June 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $5.0 billion and $4.8 billion at June 30, 2023 and December 31, 2022, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $232 million, with a cumulative maximum of $331 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both June 30, 2023 and December 31, 2022, for indemnities and guarantees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $737 million and $1.5 billion for the three months and six months ended June 30, 2023, respectively, and $649 million and $1.3 billion for the three months and six months ended June 30, 2022, respectively. Total revenues received from affiliates related to these agreements were $15 million and $29 million for the three months and six months ended June 30, 2023, respectively, and $11 million and $23 million for the three months and six months ended June 30, 2022, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $96 million and $188 million at June 30, 2023 and December 31, 2022, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$(25)	$3
Reinsurance ceded	(89)	(37)	(173)	(68)
Net premiums	$(87)	$(35)	$(198)	$(65)
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$—	$1	$—
Reinsurance ceded	(2)	(1)	(4)	(2)
Net universal life and investment-type product policy fees	$(1)	$(1)	$(3)	$(2)
Other revenues
Reinsurance assumed	$24	$5	$46	$29
Reinsurance ceded	116	124	231	247
Net other revenues	$140	$129	$277	$276
Policyholder benefits and claims
Reinsurance assumed	$18	$20	$(151)	$31
Reinsurance ceded	(68)	(42)	(145)	(74)
Net policyholder benefits and claims	$(50)	$(22)	$(296)	$(43)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$—	$(15)	$(39)	$(33)
Reinsurance ceded	—	(1)	(5)	(4)
Net policyholder liability remeasurement (gains) losses	$—	$(16)	$(44)	$(37)
Interest credited to policyholder account balances
Reinsurance assumed	$88	$12	$161	$21
Reinsurance ceded	(3)	(3)	(6)	(6)
Net interest credited to policyholder account balances	$85	$9	$155	$15
Other expenses
Reinsurance assumed	$11	$1	$215	$10
Reinsurance ceded	65	109	128	195
Net other expenses	$76	$110	$343	$205

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2023		December 31, 2022
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$170	$11,261	$723	$11,303
Deferred policy acquisition costs and value of business acquired	167	(162)	120	(164)
Total assets	$337	$11,099	$843	$11,139
Liabilities
Future policy benefits	$2,253	$—	$2,484	$—
Policyholder account balances	9,043	—	6,216	—
Other policy-related balances	65	(29)	61	(23)
Other liabilities	857	10,288	910	10,380
Total liabilities	$12,218	$10,259	$9,671	$10,357
Effective April 1, 2021, the Company, through its wholly-owned subsidiary, Missouri Reinsurance, Inc., entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant reinsurance effects to the Company were primarily in future policy benefits of $2.2 billion and $2.4 billion and other invested assets of $2.9 billion and $3.0 billion at June 30, 2023 and December 31, 2022, respectively. Also, the Company recorded policyholder benefits and claims of $14 million and ($157) million and other expenses of $0 and $194 million for the three months and six months ended June 30, 2023, respectively. Additionally, policyholder benefits and claims of $19 million and $30 million and other expenses of $0 and $8 million were recorded for the three months and six months ended June 30, 2022, respectively.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $1 million and ($28) million at June 30, 2023 and December 31, 2022, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($23) million and ($29) million for the three months and six months ended June 30, 2023, respectively, and $22 million and $47 million for the three months and six months ended June 30, 2022, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($372) million and ($423) million at June 30, 2023 and December 31, 2022, respectively. Net derivative gains (losses) associated with the embedded derivative were $114 million and ($51) million for the three months and six months ended June 30, 2023, respectively, and $504 million and $1.1 billion for the three months and six months ended June 30, 2022, respectively.

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
Business
Current Market Conditions
In the United States (“U.S.”), the Board of Governors of the Federal Reserve System and the Federal Open Market Committee took various actions in 2022 and in most of the first half of 2023 to promote economic stability and combat inflation, including raising interest rates, although a heightened level of concern about an economic downturn in the U.S. remains, exacerbated by the recent banking turmoil. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
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

Surplus and Capital
Risk-Based Capital
In light of the rising interest rate environment, the National Association of Insurance Commissioners (“NAIC”) is focused on identifying an interim solution that would be in place for year-end 2023 with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since this can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and risk-based capital (“RBC”) ratios. The NAIC is developing a new interpretation of statutory accounting guidance that would permit an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to a specified percentage of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to consider adoption of this interpretation in August 2023 at the NAIC Summer National Meeting following a public comment period. As proposed, the interim approach, if adopted, would apply through 2025. The NAIC also intends to develop a long-term solution for this issue even if interest rates shift.
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
Cybersecurity, Privacy and Data Protection Regulation
Cybersecurity
In July 2023, the U.S. Securities and Exchange Commission adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.
London Interbank Offered Rate
The Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of the London Interbank Offered Rate (“LIBOR”), ceased the publication of U.S. Dollar and non-U.S. Dollar LIBOR settings at the end of June 2023. However, the ICE Benchmark Administration will continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024.

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
(iii)investment allowance for credit loss and impairments;
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
Liabilities for universal and variable universal life secondary and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity index, such as the S&P Global Ratings 500 Index. These assumptions are monitored and updated periodically based on market conditions and historical experience. For further information on additional insurance liabilities and the amounts included in the disaggregated rollforwards, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with a subsidiary of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure approximately $13.0 billion of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities which are reported in the MetLife Holdings segment. The transaction is expected to close in the second half of 2023 and is subject to regulatory approvals and satisfaction of other closing conditions. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Key Financial Highlights
•Net income attributable to MLIC of $378 million for the six months ended June 30, 2023, compared to $3.6 billion for the six months ended June 30, 2022.
•Adjusted earnings of $1.6 billion for the six months ended June 30, 2023, compared to $1.8 billion for the six months ended June 30, 2022.

Consolidated Results

	Six Months Ended June 30,
	2023	2022
	(In millions)
Revenues
Premiums	$11,802	$11,570
Universal life and investment-type product policy fees	852	946
Net investment income	5,558	5,268
Other revenues	834	783
Net investment gains (losses)	(761)	(309)
Net derivative gains (losses)	(792)	707
Total revenues	17,493	18,965
Expenses
Policyholder benefits and claims and policyholder dividends	12,898	12,975
Policyholder liability remeasurement (gains) losses	(40)	(41)
Market risk benefits remeasurement (gains) losses	(426)	(2,091)
Interest credited to policyholder account balances	1,724	1,067
Amortization of DAC and VOBA	151	156
Interest expense on debt	64	49
Other expenses, net of capitalization of DAC	2,729	2,496
Total expenses	17,100	14,611
Income (loss) before provision for income tax	393	4,354
Provision for income tax expense (benefit)	(26)	788
Net income (loss)	419	3,566
Less: Net income (loss) attributable to noncontrolling interests	41	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$378	$3,564
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Net income (loss) attributable to MLIC - Decreased $3.2 billion primarily due to the following:
Net Investment Gains (Losses) - Unfavorable change of $452 million ($357 million, net of income tax):
•Higher losses on fixed maturity securities and mortgage loans, primarily due to current period impairments for investments to be disposed of in a pending reinsurance transaction
•Foreign currency transaction losses
•Prior period gains on sales of real estate investments
Partially offset by:
•Lower losses on sales of fixed maturity securities
Net Derivative Gains (Losses) - Unfavorable change of $1.5 billion ($1.2 billion, net of income tax)(1):
•Key equity indexes increased in the current period versus decreased in the prior period - unfavorable impact to equity options and total rate of return swaps (“TRRs”)
•Change in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
Partially offset by:
•Long-term interest rates were relatively unchanged in the current period versus increased significantly in the prior period - favorable impact to the estimated fair value of receive fixed interest rate swaps

Market Risk Benefits Remeasurement Gains (Losses)(2) - Unfavorable change of $1.7 billion ($1.3 billion, net of income tax):
•Long-term interest rates were relatively unchanged in the current period versus increased significantly in the prior period
Partially offset by:
•Key equity indexes increased in the current period versus decreased in the prior period
Adjusted Earnings(3) - Unfavorable change of $195 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - (7)% current period versus 18% prior period
•Current period effective tax rate on income before provision for income tax was (7)%, which reflected an income tax benefit despite having income before provision for income tax, versus statutory rate of 21%:
•Tax credits
•Non-taxable investment income
•Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 18% versus statutory rate of 21%:
•Tax credits
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

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net income (loss)	$419	$3,566
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(761)	(309)
Net derivative gains (losses)	(792)	707
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(398)	(250)
Other revenues	(8)	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(6)	(16)
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefits remeasurement (gains) losses	426	2,091
Interest credited to policyholder account balances	—	28
Capitalization of DAC	—	—
Amortization of DAC and VOBA	—	—
Interest expense on debt	—	—
Other expenses	49	(2)
Provision for income tax (expense) benefit	314	(473)
Adjusted earnings	$1,595	$1,790

Premiums, fees and other revenues	$13,488	$13,299
Less: adjustments to premiums, fees and other revenues	(8)	—
Adjusted premiums, fees and other revenues	$13,496	$13,299

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the six months ended June 30, 2023 increased $197 million, or 1%, compared to the prior period. This was primarily due to growth in our Group Benefits business, as well as our Retirement and Income Solutions (“RIS”) business, both in our U.S. segment. The increase in our Group Benefits business was primarily due to growth from our core and voluntary products. The increase in premiums in our RIS business was driven by our post-retirement benefit, pension risk transfer and income annuities businesses. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $195 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $441 million
•Variable investment income decreased - lower returns on our private equity and real estate funds
•Higher average interest crediting rates on investment-type and certain insurance products in our U.S. segment
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans
Volume Growth - Increased adjusted earnings by $141 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances in our U.S. segment and higher average invested assets in Corporate & Other
Partially offset by:
•Increase in interest credited expenses on long duration insurance products in our U.S. segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $271 million:
•Favorable mortality - U.S. segment - decreases in both incidence and severity of COVID-19 claims in our Group Benefits business
•Lower dividend expense in our MetLife Holdings segment due to dividend scale reductions, as well as run-off in our closed block
Partially offset by:
•Unfavorable morbidity - U.S. segment - Group Benefits - mainly due to higher dental utilization, partially offset by favorable results in our disability businesses
Expenses - Decreased adjusted earnings by $139 million:
•Higher corporate-related expenses, partially offset by lower interest on uncertain tax positions, primarily in Corporate & Other
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues in our U.S. segment
Adopted Accounting Pronouncements
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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities available-for-sale (“AFS”), mortgage loans, derivatives, and our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and asset-backed securities and CLOs, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include FPBs, policyholder account balances related to certain investment type contracts, debt, and MRBs primarily consisting of variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions” included in the 2022 Annual Report.
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
Interest Rate Risk Management
To support management of interest rate risk, we perform analysis using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The New York State Department of Financial Services regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We maintain segmented operating and surplus asset portfolios for the purpose of asset/liability management (“ALM”) and the allocation of investment income to product lines. In the U.S., for each segment, invested assets greater than or equal to the GAAP liabilities net of certain non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets.

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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at June 30, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•liabilities do not include $8.3 billion of other policy-related balances largely consisting of claims, unearned revenue liabilities and policyholder dividends;
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

The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

June 30, 2023
(In millions)
Interest rate risk	$3,461
Foreign currency exchange rate risk	$125
Equity market risk	$79
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
The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	June 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$149,072	$(9,459)
FVO Securities		$937	$(9)
Mortgage loans		$60,000	$(1,819)
Policy loans		$6,107	$(155)
Short-term investments		$3,456	$(50)
Other invested assets		$2,124	$(2)
Cash and cash equivalents		$4,106	$(2)
Accrued investment income		$2,024	$—
Premiums, reinsurance and other receivables		$12,216	$(685)
Market risk benefits		$163	$—
Total assets			$(12,181)
Liabilities
Future policy benefits		$126,814	$6,305
Policyholder account balances		$84,948	$1,961
Market risk benefits		$2,942	$944
Payables for collateral under securities loaned and other transactions		$12,695	$—
Short-term debt		$99	$—
Long-term debt		$1,934	$70
Other liabilities		$12,101	$742
Total liabilities			$10,022
Derivative Instruments
Interest rate swaps	$22,339	$1,420	$(1,144)
Interest rate floors	$18,246	$50	$(27)
Interest rate caps	$41,040	$749	$284
Interest rate futures	$58	$—	$(1)
Interest rate options	$38,636	$266	$(104)
Interest rate forwards	$1,687	$(292)	$(135)
Synthetic GICs	$10,629	$—	$—
Foreign currency swaps	$35,780	$2,108	$(143)
Foreign currency forwards	$1,118	$3	$—
Credit default swaps	$11,714	$151	$(5)
Equity futures	$1,214	$(11)	$(2)
Equity index options	$17,069	$199	$(25)
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,980	$(88)	$—
Total derivative instruments			$(1,302)
Net Change			$(3,461)
__________________

(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
Sensitivity to interest rates increased $0.4 billion to $3.5 billion at June 30, 2023 from $3.1 billion at December 31, 2022.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% depreciation in the U.S. dollar compared to all other currencies at:

	June 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Depreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$149,072	$1,458
FVO Securities		$937	$—
Mortgage loans		$60,000	$265
Policy loans		$6,107	$—
Short-term investments		$3,456	$84
Other invested assets		$2,124	$113
Cash and cash equivalents		$4,106	$8
Accrued investment income		$2,024	$14
Premiums, reinsurance and other receivables		$12,216	$—
Market risk benefits		$163	$—
Total assets			$1,942
Liabilities
Future policy benefits		$126,814	$—
Policyholder account balances		$84,948	$(1,358)
Market risk benefits		$2,942	$—
Payables for collateral under securities loaned and other transactions		$12,695	$—
Long-term debt		$1,934	$—
Other liabilities		$12,101	$—
Total liabilities			$(1,358)
Derivative Instruments
Interest rate swaps	$22,339	$1,420	$—
Interest rate floors	$18,246	$50	$—
Interest rate caps	$41,040	$749	$—
Interest rate futures	$58	$—	$—
Interest rate options	$38,636	$266	$—
Interest rate forwards	$1,687	$(292)	$—
Synthetic GICs	$10,629	$—	$—
Foreign currency swaps	$35,780	$2,108	$(612)
Foreign currency forwards	$1,118	$3	$(99)
Credit default swaps	$11,714	$151	$2
Equity futures	$1,214	$(11)	$—
Equity index options	$17,069	$199	$—
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,980	$(88)	$—
Total derivative instruments			$(709)
Net Change			$(125)
__________________
(1)Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder.
Sensitivity to foreign currency exchange rates decreased $136 million to $125 million at June 30, 2023 from $261 million at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices at:

	June 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
FVO Securities		$937	$(69)
Other invested assets		$2,124	$(48)
Total assets			$(117)
Liabilities
Policyholder account balances		$84,948	$—
Market risk benefits		$2,942	$(348)
Total liabilities			$(348)
Derivative Instruments
Interest rate swaps	$22,339	$1,420	$—
Interest rate floors	$18,246	$50	$—
Interest rate caps	$41,040	$749	$—
Interest rate futures	$58	$—	$—
Interest rate options	$38,636	$266	$—
Interest rate forwards	$1,687	$(292)	$—
Synthetic GICs	$10,629	$—	$—
Foreign currency swaps	$35,780	$2,108	$—
Foreign currency forwards	$1,118	$3	$—
Credit default swaps	$11,714	$151	$—
Equity futures	$1,214	$(11)	$91
Equity index options	$17,069	$199	$78
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,980	$(88)	$217
Total derivative instruments			$386
Net Change			$(79)
__________________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
Sensitivity to equity market prices increased $59 million to $79 million at June 30, 2023 from $20 million at December 31, 2022.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Insider trading arrangements
During the three months ended June 30, 2023, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Iran activity
Pursuant to Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports whether it or any of its affiliates knowingly conducted transactions or dealings with the Government of Iran, or any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its subdivisions, agencies or instrumentalities (a “Government Related Entity”).
In the second quarter of 2023, an affiliate of the Company that is a subsidiary of MetLife, Inc. but not the Company (the “Affiliate”) issued a group medical policy to the Iranian Khadije Kobra School in Dubai, United Arab Emirates (“UAE”), an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. During the quarter, premiums received by the Affiliate attributable to the issuance of the policy were approximately $11,000, which reflects the total amount owed for the policy, and the Affiliate paid less than $150 in claims under the policy. These transactions do not have any impact on the Company’s interim condensed consolidated financial statements.
In the second quarter of 2023, the Affiliate issued a group medical policy to the Directorate of Iranian Schools in the UAE, an educational organization in the UAE that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. During the quarter, premiums received by the Affiliate attributable to the issuance of the policy were approximately $67,000, which reflects the total amount owed for the policy, and the Affiliate paid less than $10,000 in claims under the policy. These transactions do not have any impact on the Company’s interim condensed consolidated financial statements.
In each case, MetLife does not intend to continue any services related to or involving the policies. MetLife continues to investigate the circumstances of issuance of each policy. MetLife does not intend to conduct any transactions or dealings not specifically authorized by a U.S. federal department or agency with a Government Related Entity.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

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

Date: August 8, 2023