Form 10-Q
period 2023-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2023-11-07
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 7, 2023, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2023 and December 31, 2022 and for the Three Months and Nine Months Ended September 30, 2023 and 2022)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	25
	Note 3 — Future Policy Benefits	30
	Note 4 — Policyholder Account Balances	38
	Note 5 — Market Risk Benefits	44
	Note 6 — Separate Accounts	48
	Note 7 — Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue	52
	Note 8 — Closed Block	54
	Note 9 — Investments	58
	Note 10 — Derivatives	74
	Note 11 — Fair Value	85
	Note 12 — Long-term Debt	100
	Note 13 — Equity	100
	Note 14 — Other Revenues and Other Expenses	103
	Note 15 — Income Tax	104
	Note 16 — Contingencies, Commitments and Guarantees	104
	Note 17 — Related Party Transactions	108
	Note 18 — Subsequent Events	110
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	111
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	124
Item 4.	Controls and Procedures	130

Part II — Other Information
Item 1.	Legal Proceedings	130
Item 1A.	Risk Factors	130
Item 5.	Other Information	130
Item 6.	Exhibits	132

Signatures		133

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $130 and $114, respectively); and amortized cost: $158,865 and $160,477, respectively	$140,370	$145,576
Mortgage loans (net of allowance for credit loss of $506 and $448, respectively; includes $147 and $144, respectively, relating to variable interest entities)	63,076	62,570
Policy loans	5,676	5,729
Real estate and real estate joint ventures (includes $1,435 and $1,358, respectively, relating to variable interest entities, $311 and $299, respectively, under the fair value option and $110 and $0, respectively, of real estate held-for-sale)	8,631	8,416
Other limited partnership interests	7,931	7,887
Short-term investments, at estimated fair value	3,399	2,759
Other invested assets (net of allowance for credit loss of $12 and $19, respectively; includes $852 and $858, respectively, of leveraged and direct financing leases; $154 and $161, respectively, relating to variable interest entities)	17,953	19,148
Total investments	247,036	252,085
Cash and cash equivalents, principally at estimated fair value	4,160	9,405
Accrued investment income	2,139	1,949
Premiums, reinsurance and other receivables	21,387	20,791
Market risk benefits, at estimated fair value	206	174
Deferred policy acquisition costs and value of business acquired	3,631	3,757
Current income tax recoverable	338	165
Deferred income tax asset	3,051	2,920
Other assets	4,304	4,352
Separate account assets	79,599	89,241
Total assets	$365,851	$384,839
Liabilities and Equity
Liabilities
Future policy benefits	$121,359	$126,914
Policyholder account balances	103,412	103,407
Market risk benefits, at estimated fair value	2,460	3,270
Other policy-related balances	8,389	7,931
Policyholder dividends payable	241	240
Payables for collateral under securities loaned and other transactions	12,147	14,171
Short-term debt	—	99
Long-term debt	1,887	1,676
Other liabilities	23,434	24,495
Separate account liabilities	79,599	89,241
Total liabilities	352,928	371,444
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,476
Retained earnings	9,153	9,022
Accumulated other comprehensive income (loss)	(8,882)	(8,320)
Total Metropolitan Life Insurance Company stockholder’s equity	12,751	13,183
Noncontrolling interests	172	212
Total equity	12,923	13,395
Total liabilities and equity	$365,851	$384,839
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Premiums	$5,766	$13,767	$17,568	$25,337
Universal life and investment-type product policy fees	443	444	1,295	1,390
Net investment income	2,864	2,260	8,422	7,528
Other revenues	407	499	1,241	1,282
Net investment gains (losses)	(462)	(82)	(1,223)	(391)
Net derivative gains (losses)	306	758	(486)	1,465
Total revenues	9,324	17,646	26,817	36,611
Expenses
Policyholder benefits and claims	6,088	14,207	18,747	26,868
Policyholder liability remeasurement (gains) losses	(106)	41	(146)	—
Market risk benefits remeasurement (gains) losses	(703)	(842)	(1,129)	(2,933)
Interest credited to policyholder account balances	938	664	2,662	1,731
Policyholder dividends	114	123	353	437
Other expenses	1,303	1,600	4,247	4,301
Total expenses	7,634	15,793	24,734	30,404
Income (loss) before provision for income tax	1,690	1,853	2,083	6,207
Provision for income tax expense (benefit)	311	343	285	1,131
Net income (loss)	1,379	1,510	1,798	5,076
Less: Net income (loss) attributable to noncontrolling interests	—	2	41	4
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,379	$1,508	$1,757	$5,072
Comprehensive income (loss)	$(80)	$(369)	$1,237	$(1,617)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	2	42	4
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(80)	$(371)	$1,195	$(1,621)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$5	$12,476	$9,022	$(8,320)	$13,183	$212	$13,395
Returns of capital		(1)			(1)		(1)
Dividends to MetLife, Inc.			(1,026)		(1,026)		(1,026)
Change in equity of noncontrolling interests					—	(86)	(86)
Net income (loss)			378		378	41	419
Other comprehensive income (loss), net of income tax				897	897	1	898
Balance at June 30, 2023	$5	$12,475	$8,374	$(7,423)	$13,431	$168	$13,599
Dividends to MetLife, Inc.			(600)		(600)		(600)
Change in equity of noncontrolling interests					—	4	4
Net income (loss)			1,379		1,379	—	1,379
Other comprehensive income (loss), net of income tax				(1,459)	(1,459)		(1,459)
Balance at September 30, 2023	$5	$12,475	$9,153	$(8,882)	$12,751	$172	$12,923

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$5	$12,464	$6,933	$(1,055)	$18,347	$174	$18,521
Capital contributions from MetLife, Inc.		12			12		12
Dividends to MetLife, Inc.			(1,562)		(1,562)		(1,562)
Change in equity of noncontrolling interests					—	(22)	(22)
Net income (loss)			3,564		3,564	2	3,566
Other comprehensive income (loss), net of income tax				(4,814)	(4,814)		(4,814)
Balance at June 30, 2022	$5	$12,476	$8,935	$(5,869)	$15,547	$154	$15,701
Dividends to MetLife, Inc.			(977)		(977)		(977)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			1,508		1,508	2	1,510
Other comprehensive income (loss), net of income tax				(1,879)	(1,879)		(1,879)
Balance at September 30, 2022	$5	$12,476	$9,466	$(7,748)	$14,199	$157	$14,356
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$2,881	$3,144
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	23,669	40,626
Equity securities	122	159
Mortgage loans	4,648	7,511
Real estate and real estate joint ventures	37	453
Other limited partnership interests	377	846
Short-term investments	5,025	7,412
Purchases and originations of:
Fixed maturity securities available-for-sale	(22,778)	(35,440)
Equity securities	(57)	(88)
Mortgage loans	(5,036)	(9,578)
Real estate and real estate joint ventures	(637)	(487)
Other limited partnership interests	(553)	(737)
Short-term investments	(6,030)	(6,105)
Cash received in connection with freestanding derivatives	720	2,043
Cash paid in connection with freestanding derivatives	(1,997)	(2,966)
Receipts on loans to affiliates	100	—
Purchases of loans to affiliates	—	(19)
Net change in policy loans	53	84
Net change in other invested assets	(117)	72
Net change in property, equipment and leasehold improvements	(3)	7
Other, net	23	14
Net cash provided by (used in) investing activities	(2,434)	3,807
Cash flows from financing activities
Policyholder account balances - deposits	55,206	69,654
Policyholder account balances - withdrawals	(57,290)	(65,933)
Net change in payables for collateral under securities loaned and other transactions	(2,024)	(7,271)
Long-term debt issued	210	4
Long-term debt repaid	—	(57)
Financing element on certain derivative instruments and other derivative related transactions, net	(76)	241
Dividends paid to MetLife, Inc.	(1,626)	(2,539)
Other, net	(92)	(17)
Net cash provided by (used in) financing activities	(5,692)	(5,918)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	(12)
Change in cash and cash equivalents	(5,245)	1,021
Cash and cash equivalents, beginning of period	9,405	9,957
Cash and cash equivalents, end of period	$4,160	$10,978
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$79	$59
Income tax	$423	$220
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$12
Real estate and real estate joint ventures acquired in satisfaction of debt	$13	$153
Transfer of fixed maturity securities available-for-sale from an affiliate	$502	$139
Increase in policyholder account balances in connection with affiliated reinsurance transactions	$502	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$7,450
Transfer of fixed maturity securities available-for-sale to an affiliate	$—	$328
Transfer of fair value option securities from an affiliate	$—	$186
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
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with a subsidiary of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into a reinsurance agreement on a coinsurance basis for the general account products, and on a modified coinsurance basis for the separate account products, representing total liabilities of approximately $12.8 billion at September 30, 2023. Under the terms of such agreement, assets primarily consisting of fixed maturity securities available-for-sale and mortgage loans supporting the general account liabilities will be transferred to the reinsurer at closing, reduced by an approximately $1.8 billion pre-tax ceding commission. The Company will retain separate account assets of approximately $4.7 billion at September 30, 2023 under the modified coinsurance arrangement.
The transaction is expected to close in the fourth quarter of 2023 and is subject to satisfaction of certain remaining closing conditions. As of October 31, 2023, the Company had received all required regulatory approvals. See Note 9 for additional information on assets to be transferred to the reinsurer at closing, including associated impairments recorded to net investment gains (losses).
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
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfers and longevity reinsurance solutions contracts, each of which are generally considered their own cohort. Contracts from different subsidiaries or branches, issue years, benefit currencies and product types are not grouped together in the same cohort.

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
The change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, a cohort level locked-in discount rate was developed that reflected the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the Transition Date, the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
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
Policyholder Account Balances
Policyholder account balances (“PABs”) represent the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder’s account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for structured settlement and institutional income annuities, and certain other contracts, that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.
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
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset. DSI assets were $46 million and $49 million at September 30, 2023 and December 31, 2022, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents a summary of the Transition Date impacts associated with the implementation of LDTI to the consolidated balance sheet:

	Premiums, Reinsurance and Other Receivables	Deferred Policy Acquisition Costs and Value of Business Acquired	Deferred Tax Asset	Other Assets	Future Policy Benefits	Policyholder Account Balances	Market Risk Benefit Liabilities	Deferred Income Tax Liability	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balances as reported, December 31, 2020	$21,478	$2,649	$—	$4,158	$133,921	$96,635	$—	$1,980	$10,548	$11,662
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	(59)	—	—	—	(1,447)	(495)	1,883	—	—	—
Adjustments for the difference between previous carrying amounts and fair value measurements for market risk benefits	—	—	—	—	—	—	4,906	(1,030)	(3,897)	21
Removal of related amounts in accumulated other comprehensive income	—	1,482	—	29	(6,835)	—	—	1,751	—	6,595
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	32	—	—	—	89	—	—	(12)	(45)	—
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	403	—	—	—	25,208	—	—	(5,209)	—	(19,596)
Adjustments for the cumulative effect of adoption on additional insurance assets and liabilities	29	—	—	—	36		—	—	—	(7)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	2	12	2,518	—	(4,794)	4,794	—	2,520	10	—
Balances as adjusted, January 1, 2021	$21,885	$4,143	$2,518	$4,187	$146,178	$100,934	$6,789	$—	$6,616	$(1,325)

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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$13,769	$(2)	$13,767	$25,347	$(10)	$25,337
Universal life and investment-type product policy fees	$484	$(40)	$444	$1,523	$(133)	$1,390
Other revenues	$501	$(2)	$499	$1,286	$(4)	$1,282
Net derivative gains (losses)	$454	$304	$758	$980	$485	$1,465
Total revenues	$17,386	$260	$17,646	$36,273	$338	$36,611
Expenses
Policyholder benefits and claims	$14,178	$29	$14,207	$26,675	$193	$26,868
Policyholder liability remeasurement (gains) losses	$—	$41	$41	$—	$—	$—
Market risk benefits remeasurement (gains) losses	$—	$(842)	$(842)	$—	$(2,933)	$(2,933)
Interest credited to policyholder account balances	$624	$40	$664	$1,645	$86	$1,731
Policyholder dividends	$119	$4	$123	$432	$5	$437
Other expenses	$1,418	$182	$1,600	$4,136	$165	$4,301
Total expenses	$16,339	$(546)	$15,793	$32,888	$(2,484)	$30,404
Income (loss) before provision for income tax	$1,047	$806	$1,853	$3,385	$2,822	$6,207
Provision for income tax expense (benefit)	$174	$169	$343	$539	$592	$1,131
Net income (loss)	$873	$637	$1,510	$2,846	$2,230	$5,076
Net income (loss) attributable to Metropolitan Life Insurance Company	$871	$637	$1,508	$2,842	$2,230	$5,072
Comprehensive income (loss)	$(5,408)	$5,039	$(369)	$(17,129)	$15,512	$(1,617)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(5,410)	$5,039	$(371)	$(17,133)	$15,512	$(1,621)

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

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2021	$10,868	$(3,935)	$6,933
Net income (loss)	$1,971	$1,593	$3,564
Balance at June 30, 2022	$11,277	$(2,342)	$8,935
Net income (loss)	$871	$637	$1,508
Balance at September 30, 2022	$11,171	$(1,705)	$9,466
Balance at December 31, 2022	$10,572	$(1,550)	$9,022
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$9,917	$(10,972)	$(1,055)
Other comprehensive income (loss), net of income tax	$(13,694)	$8,880	$(4,814)
Balance at June 30, 2022	$(3,777)	$(2,092)	$(5,869)
Other comprehensive income (loss), net of income tax	$(6,281)	$4,402	$(1,879)
Balance at September 30, 2022	$(10,058)	$2,310	$(7,748)
Balance at December 31, 2022	$(8,896)	$576	$(8,320)
Total Metropolitan Life Insurance Company Stockholders’ Equity
Balance at December 31, 2021	$33,254	$(14,907)	$18,347
Balance at June 30, 2022	$19,981	$(4,434)	$15,547
Balance at September 30, 2022	$13,594	$605	$14,199
Balance at December 31, 2022	$14,157	$(974)	$13,183
Total Equity
Balance at December 31, 2021	$33,428	$(14,907)	$18,521
Balance at June 30, 2022	$20,135	$(4,434)	$15,701
Balance at September 30, 2022	$13,751	$605	$14,356
Balance at December 31, 2022	$14,369	$(974)	$13,395
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of cash flows:

	Nine Months Ended September 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$2,637	$507	$3,144
Cash flows from financing activities
Policyholder account balances - deposits	$69,678	$(24)	$69,654
Policyholder account balances - withdrawals	$(65,450)	$(483)	$(65,933)
Net cash provided by (used in) financing activities	$(5,411)	$(507)	$(5,918)

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

Contract modifications to replace reference rates affected by the reform occurred during 2021, 2022 and 2023. The adoption of the guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2023 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. In addition, disclosures describing the nature of the investments and related income tax credits and benefits will be required.	January 1, 2024, to be applied on either a modified retrospective or a retrospective basis subject to certain exceptions (with early adoption permitted).	The Company is continuing to evaluate whether to elect to account for qualifying tax equity investments using the proportional amortization method and is assessing the corresponding impact on its interim condensed consolidated financial statements.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings excludes net investment gains (losses), net derivative gains (losses), MRB remeasurement gains (losses) and goodwill impairments. Further, policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended September 30, 2023	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,206	$561	$(1)	$5,766	$—	$5,766
Universal life and investment-type product policy fees	288	154	1	443	—	443
Net investment income	1,973	1,017	72	3,062	(198)	2,864
Other revenues	243	39	130	412	(5)	407
Net investment gains (losses)	—	—	—	—	(462)	(462)
Net derivative gains (losses)	—	—	—	—	306	306
Total revenues	7,710	1,771	202	9,683	(359)	9,324
Expenses
Policyholder benefits and claims and policyholder dividends	5,099	1,101	—	6,200	2	6,202
Policyholder liability remeasurement (gains) losses	(93)	(13)	—	(106)	—	(106)
Market risk benefit remeasurement (gains) losses	—	—	—	—	(703)	(703)
Interest credited to policyholder account balances	699	156	85	940	(2)	938
Capitalization of DAC	(11)	—	—	(11)	—	(11)
Amortization of DAC and VOBA	14	56	5	75	—	75
Interest expense on debt	5	4	25	34	—	34
Other expenses	908	176	121	1,205	—	1,205
Total expenses	6,621	1,480	236	8,337	(703)	7,634
Provision for income tax expense (benefit)	228	58	(49)	237	74	311
Adjusted earnings	$861	$233	$15	1,109
Adjustments to:
Total revenues				(359)
Total expenses				703
Provision for income tax (expense) benefit				(74)
Net income (loss)				$1,379		$1,379

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,156	$611	$—	$13,767	$—	$13,767
Universal life and investment-type product policy fees	277	167	—	444	—	444
Net investment income	1,482	977	(49)	2,410	(150)	2,260
Other revenues	354	36	109	499	—	499
Net investment gains (losses)	—	—	—	—	(82)	(82)
Net derivative gains (losses)	—	—	—	—	758	758
Total revenues	15,269	1,791	60	17,120	526	17,646
Expenses
Policyholder benefits and claims and policyholder dividends	13,074	1,160	—	14,234	96	14,330
Policyholder liability remeasurement (gains) losses	2	39	—	41	—	41
Market risk benefit remeasurement (gains) losses	—	—	—	—	(842)	(842)
Interest credited to policyholder account balances	487	160	19	666	(2)	664
Capitalization of DAC	(25)	(2)	(38)	(65)	—	(65)
Amortization of DAC and VOBA	14	55	1	70	—	70
Interest expense on debt	3	2	22	27	—	27
Other expenses	883	199	483	1,565	3	1,568
Total expenses	14,438	1,613	487	16,538	(745)	15,793
Provision for income tax expense (benefit)	172	35	(131)	76	267	343
Adjusted earnings	$659	$143	$(296)	506
Adjustments to:
Total revenues				526
Total expenses				745
Provision for income tax (expense) benefit				(267)
Net income (loss)				$1,510		$1,510

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2023	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,844	$1,724	$—	$17,568	$—	$17,568
Universal life and investment-type product policy fees	856	437	2	1,295	—	1,295
Net investment income	5,807	3,050	161	9,018	(596)	8,422
Other revenues	735	145	374	1,254	(13)	1,241
Net investment gains (losses)	—	—	—	—	(1,223)	(1,223)
Net derivative gains (losses)	—	—	—	—	(486)	(486)
Total revenues	23,242	5,356	537	29,135	(2,318)	26,817
Expenses
Policyholder benefits and claims and policyholder dividends	15,751	3,340	1	19,092	8	19,100
Policyholder liability remeasurement (gains) losses	(170)	24	—	(146)	—	(146)
Market risk benefit remeasurement (gains) losses	—	—	—	—	(1,129)	(1,129)
Interest credited to policyholder account balances	1,965	467	232	2,664	(2)	2,662
Capitalization of DAC	(46)	1	(55)	(100)	—	(100)
Amortization of DAC and VOBA	42	171	13	226	—	226
Interest expense on debt	12	10	76	98	—	98
Other expenses	2,934	569	569	4,072	(49)	4,023
Total expenses	20,488	4,582	836	25,906	(1,172)	24,734
Provision for income tax expense (benefit)	577	152	(204)	525	(240)	285
Adjusted earnings	$2,177	$622	$(95)	2,704
Adjustments to:
Total revenues				(2,318)
Total expenses				1,172
Provision for income tax (expense) benefit				240
Net income (loss)				$1,798		$1,798

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2022	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$23,482	$1,855	$—	$25,337	$—	$25,337
Universal life and investment-type product policy fees	840	550	—	1,390	—	1,390
Net investment income	4,588	3,374	(34)	7,928	(400)	7,528
Other revenues	815	106	361	1,282	—	1,282
Net investment gains (losses)	—	—	—	—	(391)	(391)
Net derivative gains (losses)	—	—	—	—	1,465	1,465
Total revenues	29,725	5,885	327	35,937	674	36,611
Expenses
Policyholder benefits and claims and policyholder dividends	23,631	3,562	—	27,193	112	27,305
Policyholder liability remeasurement (gains) losses	(66)	66	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	—	—	—	(2,933)	(2,933)
Interest credited to policyholder account balances	1,254	482	25	1,761	(30)	1,731
Capitalization of DAC	(60)	(1)	(65)	(126)	—	(126)
Amortization of DAC and VOBA	41	183	2	226	—	226
Interest expense on debt	6	5	65	76	—	76
Other expenses	2,567	590	963	4,120	5	4,125
Total expenses	27,373	4,887	990	33,250	(2,846)	30,404
Provision for income tax expense (benefit)	488	199	(296)	391	740	1,131
Adjusted earnings	$1,864	$799	$(367)	2,296
Adjustments to:
Total revenues				674
Total expenses				2,846
Provision for income tax (expense) benefit				(740)
Net income (loss)				$5,076		$5,076
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2023	December 31, 2022
	(In millions)
U.S.	$206,580	$220,658
MetLife Holdings	128,046	133,393
Corporate & Other	31,225	30,788
Total	$365,851	$384,839
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
__________________
(1)LDTI requires separate disaggregated rollforwards of the additional insurance liabilities balance and the traditional and limited-payment FPBs. Therefore, the additional insurance liabilities and DPL amounts that are recorded in the FPB financial statement line item are removed to derive the opening balance of traditional and limited-payment contracts at the Transition Date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	MetLife Holdings Universal and Variable Universal Life	Other Long-Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,478	$1,451	$2,929
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	(1,447)	(1,447)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	36	—	36
Additional insurance liabilities at January 1, 2021	$1,514	$4	$1,518

Ceded recoverables on additional insurance liabilities at December 31, 2020	$554	$—	$554
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	9	—	9
Ceded recoverables on additional insurance liabilities at January 1, 2021	$563	$—	$563

Balance, traditional and limited-payment contracts, at January 1, 2021			$141,997
Balance, deferred profit liabilities at January 1, 2021			2,663
Balance, additional insurance liabilities at January 1, 2021			1,518
Total future policy benefits at January 1, 2021			$146,178
The Company’s future policy benefits on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$43,746	$47,990
MetLife Holdings - Long-term care	13,025	13,845
Deferred Profit Liabilities:
U.S. - Annuities	2,995	2,699
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,755	1,641
MetLife Holdings - Participating life	43,787	44,434
Other long-duration (1)	5,872	6,297
Short-duration and other	10,179	10,008
Total	$121,359	$126,914
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

U.S. - Annuities
The U.S. segment’s annuities products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(44)	—
Adjusted balance	(44)	—
Issuances	290	8,272
Net premiums collected	(246)	(8,272)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$48,190	$54,172

Balance, beginning of period, at original discount rate	$49,194	$42,453
Effect of changes in cash flow assumptions (1)	(193)	(99)
Effect of actual variances from expected experience (2)	(370)	(120)
Adjusted balance	48,631	42,234
Issuances	294	8,370
Interest accrual	1,785	1,574
Benefit payments	(3,480)	(2,728)
Ending balance at original discount rate	47,230	49,450
Effect of changes in discount rate assumptions	(3,053)	(2,372)
Balance, end of period, at current discount rate at balance sheet date	44,177	47,078

Cumulative amount of fair value hedging adjustments	(431)	(169)
Net liability for future policy benefits	43,746	46,909
Less: Reinsurance recoverables	—	—
Net liability for future policy benefits, net of reinsurance	$43,746	$46,909

Undiscounted - Expected future benefit payments	$92,052	$96,089
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$44,177	$47,078
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	4.7%
Weighted-average current discount rate at balance sheet date	6.1%	5.8%
__________________
(1)For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $136 million. For the nine months ended September 30, 2022, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $113 million.
(2)For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $243 million. For the nine months ended September 30, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $48 million.

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
For the nine months ended September 30, 2023 and 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in biometric assumptions related to mortality.
For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and the amendment of an affiliated reinsurance treaty. For the nine months ended September 30, 2022, the net effect of actual variances from expected experience was primarily driven by favorable mortality.
When single-premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the three months ended September 30, 2022, the Company incurred a loss at issue of $91 million and recognized a net remeasurement loss of $41 million attributable to cohorts with no DPL or where the DPL was depleted during the period. For the nine months ended September 30, 2022, the Company incurred a loss at issue of $91 million and recognized a net remeasurement loss of $6 million attributable to cohorts with no DPL or where the DPL was depleted during the period.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,775	$7,058

Balance, beginning of period, at original discount rate	$5,807	$5,699
Effect of changes in cash flow assumptions	(152)	272
Effect of actual variances from expected experience	173	101
Adjusted balance	5,828	6,072
Interest accrual	222	223
Net premiums collected	(438)	(434)
Ending balance at original discount rate	5,612	5,861
Effect of changes in discount rate assumptions	(258)	(142)
Balance, end of period, at current discount rate at balance sheet date	$5,354	$5,719

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$19,619	$27,627

Balance, beginning of period, at original discount rate	$20,165	$19,406
Effect of changes in cash flow assumptions	(190)	301
Effect of actual variances from expected experience	194	100
Adjusted balance	20,169	19,807
Interest accrual	801	778
Benefit payments	(579)	(522)
Ending balance at original discount rate	20,391	20,063
Effect of changes in discount rate assumptions	(2,012)	(1,358)
Balance, end of period, at current discount rate at balance sheet date	18,379	18,705

Net liability for future policy benefits	$13,025	$12,986

Undiscounted:
Expected future gross premiums	$10,713	$11,335
Expected future benefit payments	$45,152	$46,011
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,714	$7,126
Expected future benefit payments	$18,379	$18,705
Weighted-average duration of the liability	14 years	15 years
Weighted -average interest accretion (original locked-in) rate	5.5%	5.5%
Weighted-average current discount rate at balance sheet date	6.3%	6.0%
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in biometric assumptions associated with an increase in incidence rates. For the nine months ended September 30, 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to inflation, which increased the expected cost of care.
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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,642	$1,623
Less: AOCI adjustment	(63)	66
Balance, beginning of period, before AOCI adjustment	1,705	1,557
Effect of changes in cash flow assumptions	25	18
Effect of actual variances from expected experience	9	21
Adjusted balance	1,739	1,596
Assessments accrual	70	67
Interest accrual	67	61
Excess benefits paid	(56)	(51)
Balance, end of period, before AOCI adjustment	1,820	1,673
Add: AOCI adjustment	(65)	(66)
Balance, end of period	1,755	1,607
Less: Reinsurance recoverables	659	618
Balance, end of period, net of reinsurance	$1,096	$989

Weighted-average duration of the liability	17 years	18 years
Weighted-average interest accretion rate	5.2%	5.2%
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
The Company’s revenue and interest recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Nine Months Ended September 30,
	2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$221	$1,785	$8,291	$1,574
MetLife Holdings - Long-term care	547	579	550	555
Deferred Profit Liabilities:
U.S. - Annuities	N/A	107	N/A	102
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	347	67	356	61
Other long duration	671	227	532	226
Total	$1,786	$2,765	$9,729	$2,518
__________________
(1)Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2)Interest expense is included in policyholder benefits and claims.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Balance, beginning of period	$11,300	$10,820
Less: Reinsurance recoverables	1,633	1,857
Net balance, beginning of period	9,667	8,963
Incurred related to:
Current period	15,077	15,091
Prior periods (1)	(24)	302
Total incurred	15,053	15,393
Paid related to:
Current period	(10,003)	(9,927)
Prior periods	(4,666)	(4,619)
Total paid	(14,669)	(14,546)
Net balance, end of period	10,051	9,810
Add: Reinsurance recoverables	1,747	1,656
Balance, end of period (included in future policy benefits and other policy-related balances)	$11,798	$11,466
______________
(1)For the nine months ended September 30, 2023, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period. For the nine months ended September 30, 2022, incurred claims and claim adjustment expenses include expenses associated with prior periods but reported in the 2022 period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
4. Policyholder Account Balances
The Company establishes liabilities for PABs which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The LDTI transition adjustments related to PABs, as described in Note 1, were as follows at the Transition Date:

	U.S. Group Life	U.S. Capital Markets Investment Products and Stable Value GICs	U.S. Annuities and Risk Solutions	MetLife Holdings Annuities	Other	Total
	(In millions)
Balance at December 31, 2020	$7,585	$60,641	$5,316	$15,012	$8,081	$96,635
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	(1)	(494)	—	(495)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	—	—	4,747	—	47	4,794
Balance at January 1, 2021	$7,585	$60,641	$10,062	$14,518	$8,128	$100,934

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
U.S:
Group Life	$7,702	$7,954
Capital Markets Investment Products and Stable Value GICs	57,776	58,508
Annuities and Risk Solutions	10,366	10,244
MetLife Holdings - Annuities	11,343	12,598
Other	16,225	14,103
Total	$103,412	$103,407
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
U.S.
Group Life
The U.S. segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$7,954	$7,889
Deposits	2,467	2,480
Policy charges	(475)	(458)
Surrenders and withdrawals	(2,379)	(2,007)
Benefit payments	(9)	(7)
Net transfers from (to) separate accounts	1	(2)
Interest credited	143	96
Balance, end of period	$7,702	$7,991

Weighted-average annual crediting rate	2.5%	1.6%
Cash surrender value	$7,638	$7,937

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s group life products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$250,611	N/A	$246,676	N/A
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
The U.S. segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$887	$4,595	$5,482
Equal to or greater than 2% but less than 4%	1,223	10	62	2	1,297
Equal to or greater than 4%	733	1	42	34	810
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	113
Total	$1,956	$11	$991	$4,631	$7,702

September 30, 2022
Equal to or greater than 0% but less than 2%	$—	$920	$4,469	$247	$5,636
Equal to or greater than 2% but less than 4%	1,321	53	22	—	1,396
Equal to or greater than 4%	799	1	—	31	831
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	128
Total	$2,120	$974	$4,491	$278	$7,991

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Capital Markets Investment Products and Stable Value GICs
The U.S. segment’s capital markets investment products and stable value GICs PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$58,508	$58,495
Deposits	49,441	62,800
Surrenders and withdrawals	(51,877)	(61,855)
Interest credited	1,392	792
Effect of foreign currency translation and other, net	312	(1,751)
Balance, end of period	$57,776	$58,481

Weighted-average annual crediting rate	3.2%	1.8%
Cash surrender value	$1,573	$1,680
The U.S. segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,620	$2,621
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	55,155
Total	$—	$—	$1	$2,620	$57,776

September 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$22	$2,953	$2,975
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	55,506
Total	$—	$—	$22	$2,953	$58,481

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The U.S. segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$10,244	$10,009
Deposits	502	776
Policy charges	(120)	(124)
Surrenders and withdrawals	(153)	(117)
Benefit payments	(423)	(424)
Net transfers from (to) separate accounts	54	(1)
Interest credited	319	292
Other	(57)	(203)
Balance, end of period	$10,366	$10,208

Weighted-average annual crediting rate	4.2%	3.9%
Cash surrender value	$6,676	$6,260
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s annuities and risk solutions products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$34,701	N/A	$34,947	N/A
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$22	$1,449	$1,471
Equal to or greater than 2% but less than 4%	260	33	7	437	737
Equal to or greater than 4%	3,621	—	165	6	3,792
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,366
Total	$3,881	$33	$194	$1,892	$10,366

September 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$116	$1,144	$1,260
Equal to or greater than 2% but less than 4%	303	40	40	416	799
Equal to or greater than 4%	3,617	121	1	4	3,743
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,406
Total	$3,920	$161	$157	$1,564	$10,208
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuities PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$12,598	$13,692
Deposits	111	187
Policy charges	(9)	(10)
Surrenders and withdrawals	(1,380)	(974)
Benefit payments	(312)	(301)
Net transfers from (to) separate accounts	48	166
Interest credited	272	282
Other	15	(38)
Balance, end of period	$11,343	$13,004

Weighted-average annual crediting rate	3.1%	2.9%
Cash surrender value	$10,603	$12,035

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s annuities products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk (3)	$3,970	$880	$5,188	$1,309
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
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$235	$245	$292	$227	$999
Equal to or greater than 2% but less than 4%	2,886	5,822	452	130	9,290
Equal to or greater than 4%	593	3	21	—	617
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	437
Total	$3,714	$6,070	$765	$357	$11,343

September 30, 2022
Equal to or greater than 0% but less than 2%	$986	$5	$9	$14	$1,014
Equal to or greater than 2% but less than 4%	10,392	253	124	1	10,770
Equal to or greater than 4%	605	40	—	—	645
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	575
Total	$11,983	$298	$133	$15	$13,004
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
The LDTI transition adjustments related to MRB liabilities, as described in Note 1, were as follows at the Transition Date:

	MetLife Holdings Annuities	Other	Total
	(In millions)
Direct and assumed MRB liabilities at December 31, 2020	$—	$—	$—
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	1,882	1	1,883
Adjustments for the cumulative effect of changes in nonperformance risk between contract issue date and Transition Date	(9)	(17)	(26)
Adjustments for the difference between the fair value of the MRB balance, excluding the cumulative effect of changes in nonperformance risk, and the historical carrying value	4,728	204	4,932
Direct and assumed MRB liabilities at January 1, 2021	$6,601	$188	$6,789
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2023			December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$185	$2,434	$2,249	$153	$3,224	$3,071
Other	21	26	5	21	46	25
Total	$206	$2,460	$2,254	$174	$3,270	$3,096
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

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Balance, beginning of period	$3,071	$5,715

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,164	$6,017
Attributed fees collected	238	237
Benefit payments	(35)	(31)
Effect of changes in interest rates	(881)	(3,373)
Effect of changes in capital markets	(379)	1,234
Effect of changes in equity index volatility	(74)	76
Actual policyholder behavior different from expected behavior	71	(4)
Effect of changes in future expected policyholder behavior and other assumptions (1)	9	(317)
Effect of foreign currency translation and other, net (2)	173	(56)
Effect of changes in risk margin	(43)	(248)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,243	3,535
Cumulative effect of changes in the instrument-specific credit risk	6	(153)
Balance, end of period	$2,249	$3,382
__________________
(1)    For the nine months ended September 30, 2022, the effect of changes in future expected policyholder behavior and other assumptions was primarily driven by changes in policyholder behavior assumptions relating to projected annuitizations for variable annuities.
(2)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the MetLife Holdings segment’s annuities products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk (3)	$3,970	$880	$5,188	$1,309
Weighted-average attained age of contractholders	70 years	70 years	69 years	69 years
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Balance, beginning of period	$25	$286

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$34	$322
Attributed fees collected	2	2
Effect of changes in interest rates	(43)	(134)
Effect of changes in capital markets	—	(2)
Actual policyholder behavior different from expected behavior	(26)	(5)
Effect of changes in future expected policyholder behavior and other assumptions	1	(2)
Effect of foreign currency translation and other, net	40	(129)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	8	52
Cumulative effect of changes in the instrument-specific credit risk	(3)	(14)
Balance, end of period	$5	$38
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The separate account investment objectives are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
U.S.:
Stable Value and Risk Solutions	$34,881	$43,249
Annuities	11,152	11,694
MetLife Holdings - Annuities	27,395	28,443
Other	6,171	5,855
Total	$79,599	$89,241

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
The balances of and changes in separate account liabilities were as follows:

	U.S. Stable Value and Risk Solutions	U.S. Annuities	MetLife Holdings Annuities
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$43,249	$11,694	$28,443
Premiums and deposits	1,338	154	190
Policy charges	(182)	(17)	(460)
Surrenders and withdrawals	(8,673)	(636)	(2,111)
Benefit payments	(70)	—	(350)
Investment performance	519	(157)	1,733
Net transfers from (to) general account	(57)	3	(49)
Other (1)	(1,243)	111	(1)
Balance, end of period	$34,881	$11,152	$27,395
Nine Months Ended September 30, 2022
Balance, beginning of period	$54,391	$21,292	$40,096
Premiums and deposits	3,697	896	202
Policy charges	(200)	(20)	(510)
Surrenders and withdrawals	(4,748)	(6,628)	(2,238)
Benefit payments	(74)	—	(329)
Investment performance	(5,350)	(3,100)	(9,430)
Net transfers from (to) general account	60	(59)	(167)
Other (1)	(5,263)	(392)	2
Balance, end of period	$42,513	$11,989	$27,626

Cash surrender value at September 30, 2023 (2)	$31,299	N/A	$27,261
Cash surrender value at September 30, 2022 (2)	$38,164	N/A	$27,469
_____________
(1)    Other for U.S. stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)    Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2023
	U.S.	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$496	$—	$496
U.S. government and agency	9,695	—	9,695
Public utilities	1,107	—	1,107
Municipals	342	—	342
Corporate bonds:
Materials	145	—	145
Communications	876	—	876
Consumer	1,788	—	1,788
Energy	864	—	864
Financial	2,620	—	2,620
Industrial and other	732	—	732
Technology	545	—	545
Foreign	1,968	—	1,968
Total corporate bonds	9,538	—	9,538
Total bonds	21,178	—	21,178
Mortgage-backed securities	9,987	—	9,987
Asset-backed securities and collateralized loan obligations	2,439	—	2,439
Redeemable preferred stock	9	—	9
Total fixed maturity securities	33,613	—	33,613
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,363	—	2,363
Banks, trust and insurance companies	473	—	473
Public utilities	60	—	60
Non-redeemable preferred stock	—	—	—
Mutual funds	4,571	32,433	37,004
Total equity securities	7,467	32,433	39,900
Other invested assets	1,306	—	1,306
Total investments	42,386	32,433	74,819
Other assets	4,780	—	4,780
Total	$47,166	$32,433	$79,599

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)

	December 31, 2022
	U.S.	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$588	$—	$588
U.S. government and agency	11,189	—	11,189
Public utilities	1,174	—	1,174
Municipals	475	—	475
Corporate bonds:
Materials	242	—	242
Communications	1,174	—	1,174
Consumer	2,365	—	2,365
Energy	861	—	861
Financial	3,495	—	3,495
Industrial and other	876	—	876
Technology	711	—	711
Foreign	2,451	—	2,451
Total corporate bonds	12,175	—	12,175
Total bonds	25,601	—	25,601
Mortgage-backed securities	12,202	—	12,202
Asset-backed securities and collateralized loan obligations	2,763	—	2,763
Redeemable preferred stock	4	—	4
Total fixed maturity securities	40,570	—	40,570
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,853	—	2,853
Banks, trust and insurance companies	586	—	586
Public utilities	94	—	94
Non-redeemable preferred stock	2	—	2
Mutual funds	4,355	33,231	37,586
Total equity securities	7,890	33,231	41,121
Other invested assets	1,636	—	1,636
Total investments	50,096	33,231	83,327
Other assets	5,914	—	5,914
Total	$56,010	$33,231	$89,241

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue (continued)
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	U.S.	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2023	$401	$3,220	$120	$3,741
Capitalizations	46	(1)	55	100
Amortization	(40)	(171)	(13)	(224)
Balance at September 30, 2023	$407	$3,048	$162	$3,617

Balance at January 1, 2022	$384	$3,457	$6	$3,847
Capitalizations	60	1	65	126
Amortization	(39)	(183)	(2)	(224)
Balance at September 30, 2022	$405	$3,275	$69	$3,749

VOBA:
Balance at January 1, 2023	$16	$—	$—	$16
Amortization	(2)	—	—	(2)
Balance at September 30, 2023	$14	$—	$—	$14

Balance at January 1, 2022	$18	$—	$—	$18
Amortization	(2)	—	—	(2)
Balance at September 30, 2022	$16	$—	$—	$16

Total DAC and VOBA:
Balance at September 30, 2023				$3,631
Balance at September 30, 2022				$3,765
Balance at December 31, 2022				$3,757
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
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Nine Months Ended September 30, 2023
	U.S.	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$18	$227	$245
Deferrals	2	30	32
Amortization	(3)	(13)	(16)
Balance, end of period	$17	$244	$261

	Nine Months Ended September 30, 2022
	U.S.	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$21	$195	$216
Deferrals	1	34	35
Amortization	(3)	(10)	(13)
Balance, end of period	$19	$219	$238
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,392	$37,222
Other policy-related balances	253	273
Policyholder dividends payable	181	181
Current income tax payable	9	—
Other liabilities	684	455
Total closed block liabilities	37,519	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	18,740	19,648
Mortgage loans	6,244	6,564
Policy loans	3,983	4,084
Real estate and real estate joint ventures	669	635
Other invested assets	613	705
Total investments	30,249	31,636
Cash and cash equivalents	659	437
Accrued investment income	384	375
Premiums, reinsurance and other receivables	65	52
Current income tax recoverable	—	88
Deferred income tax asset	575	423
Total assets designated to the closed block	31,932	33,011
Excess of closed block liabilities over assets designated to the closed block	5,587	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(1,864)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	209	262
Total amounts included in AOCI	(1,655)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,932	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(In millions)
Balance, beginning of period	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	(1,682)
Balance, end of period	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$219	$267	$680	$816
Net investment income	345	326	1,024	1,039
Net investment gains (losses)	4	(4)	13	(52)
Net derivative gains (losses)	(2)	28	1	39
Total revenues	566	617	1,718	1,842
Expenses
Policyholder benefits and claims	403	459	1,261	1,404
Policyholder dividends	89	96	275	358
Other expenses	21	22	65	68
Total expenses	513	577	1,601	1,830
Revenues, net of expenses before provision for income tax expense (benefit)	53	40	117	12
Provision for income tax expense (benefit)	11	9	24	3
Revenues, net of expenses and provision for income tax expense (benefit)	$42	$31	$93	$9
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

	September 30, 2023					December 31, 2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$55,657	$(62)	$325	$5,568	$50,352	$55,280	$(28)	$649	$4,811	$51,090
Foreign corporate	28,055	(2)	157	4,517	23,693	28,328	(3)	206	4,538	23,993
U.S. government and agency	23,714	—	72	3,830	19,956	24,409	—	333	2,384	22,358
RMBS	21,184	(1)	127	2,890	18,420	21,539	—	177	2,383	19,333
ABS & CLO	12,254	(6)	18	586	11,680	12,639	—	9	812	11,836
Municipals	7,535	—	118	735	6,918	7,880	—	256	672	7,464
CMBS	6,835	(9)	2	759	6,069	6,691	(15)	7	640	6,043
Foreign government	3,631	(50)	96	395	3,282	3,711	(68)	140	324	3,459
Total fixed maturity securities AFS	$158,865	$(130)	$915	$19,280	$140,370	$160,477	$(114)	$1,777	$16,564	$145,576
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $74 million and $71 million at September 30, 2023 and December 31, 2022, respectively, with unrealized gains (losses) of ($35) million and ($1) million at September 30, 2023 and December 31, 2022, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,041	$25,205	$28,355	$60,877	$40,257	$158,735
Estimated fair value	$3,956	$23,933	$25,821	$50,491	$36,169	$140,370
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

	September 30, 2023				December 31, 2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$12,440	$633	$24,987	$4,910	$34,358	$3,953	$3,383	$856
Foreign corporate	3,519	227	16,099	4,290	16,834	3,350	3,977	1,188
U.S. government and agency	9,213	1,075	8,339	2,755	13,489	1,895	2,756	489
RMBS	3,459	138	12,504	2,751	11,622	1,280	4,585	1,103
ABS & CLO	1,425	42	8,529	544	7,725	499	3,009	313
Municipals	1,781	103	2,002	632	3,526	616	133	56
CMBS	1,335	90	4,192	665	4,376	426	1,254	213
Foreign government	863	48	1,423	339	1,803	209	306	115
Total fixed maturity securities AFS	$34,035	$2,356	$78,075	$16,886	$93,733	$12,228	$19,403	$4,333
Investment grade	$31,991	$2,279	$73,602	$16,208	$88,059	$11,710	$17,470	$3,897
Below investment grade	2,044	77	4,473	678	5,674	518	1,933	436
Total fixed maturity securities AFS	$34,035	$2,356	$78,075	$16,886	$93,733	$12,228	$19,403	$4,333
Total number of securities in an unrealized loss position	4,657		8,750		10,688		2,110
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $2.7 billion for the nine months ended September 30, 2023 to $19.2 billion primarily due to increases in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities, partially offset by impairments in connection with a pending reinsurance transaction, and narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $16.9 billion at September 30, 2023, or 88% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $16.9 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $16.2 billion, or 96%, were related to 8,032 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $16.9 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $678 million, or 4%, were related to 718 below investment grade securities. Unrealized losses on below investment grade securities are principally related to foreign corporate and U.S. corporate securities (primarily consumer, transportation and communications). These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers.
Current Period Evaluation
At September 30, 2023, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2023.
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

	U.S. Corporate	Foreign Corporate	RMBS	ABS	CMBS	Foreign Government	Total
Three Months Ended September 30, 2023	(In millions)
Balance, at beginning of period	$63	$2	$—	$—	$7	$70	$142
ACL not previously recorded	—	—	1	6	1	—	8
Changes for securities with previously recorded ACL	—	—	—	—	1	(4)	(3)
Securities sold or exchanged	(1)	—	—	—	—	(16)	(17)
Write-offs	—	—	—	—	—	—	—
Balance, at end of period	$62	$2	$1	$6	$9	$50	$130
Three Months Ended September 30, 2022
Balance, at beginning of period	$27	$7	$—	$—	$13	$77	$124
ACL not previously recorded	—	1	—	—	2	—	3
Changes for securities with previously recorded ACL	3	—	—	—	—	(8)	(5)
Securities sold or exchanged	—	(5)	—	—	—	—	(5)
Write-offs	—	—	—	—	—	—	—
Balance, at end of period	$30	$3	$—	$—	$15	$69	$117

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	U.S. Corporate	Foreign Corporate	RMBS	ABS	CMBS	Foreign Government	Total
Nine Months Ended September 30, 2023	(In millions)
Balance, at beginning of period	$28	$3	$—	$—	$15	$68	$114
ACL not previously recorded	31	—	1	6	1	—	39
Changes for securities with previously recorded ACL	6	(1)	—	—	3	(2)	6
Securities sold or exchanged	(3)	—	—	—	(10)	(16)	(29)
Write-offs	—	—	—	—	—	—	—
Balance, at end of period	$62	$2	$1	$6	$9	$50	$130
Nine Months Ended September 30, 2022
Balance, at beginning of period	$30	$10	$—	$—	$13	$—	$53
ACL not previously recorded	13	12	$—	$—	2	104	131
Changes for securities with previously recorded ACL	17	3	$—	$—	—	(15)	5
Securities sold or exchanged	(8)	(22)	$—	$—	—	(20)	(50)
Write-offs	(22)	—	$—	$—	—	—	(22)
Balance, at end of period	$30	$3	$—	$—	$15	$69	$117
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2023		December 31, 2022
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial (1)	$37,252	59.1%	$37,196	59.4%
Agricultural	16,076	25.5	15,869	25.4
Residential	10,254	16.2	9,953	15.9
Total amortized cost	63,582	100.8	63,018	100.7
Allowance for credit loss	(506)	(0.8)	(448)	(0.7)
Total mortgage loans	$63,076	100.0%	$62,570	100.0%
__________________
(1)Includes commercial mortgage loans to be disposed of in connection with a pending reinsurance transaction, which are carried at the lower of amortized cost or estimated fair value, of $112 million, net of the estimated fair value adjustment of $29 million, as of September 30, 2023. See Note 1.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($720) million and ($717) million at September 30, 2023 and December 31, 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2023 was $189 million, $147 million and $78 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $171 million, $147 million and $70 million, respectively.
Purchases of mortgage loans, from unaffiliated parties, consisting primarily of residential mortgage loans, were $118 million and $975 million for the three months and nine months ended September 30, 2023, respectively, and $182 million and $1.3 billion for the three months and nine months ended September 30, 2022, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
During the second quarter of 2023, the Company assigned mortgage loans with a previously recorded amortized cost of $5.3 billion to its affiliated mortgage origination company, which is wholly-owned by MetLife. In connection with the assignment, this affiliate contemporaneously assumed the Company’s rights and obligations associated with the assigned mortgage loans. In exchange, the Company received $5.3 billion of mortgage secured loans from this affiliate, secured by the same mortgage loans assigned. As of September 30, 2023, the Company’s aggregate participation interest in affiliated mortgage secured loans included in commercial and agricultural mortgage loans was $12.9 billion. In addition, see “— Related Party Investment Transactions” for information regarding transfers of mortgage loans from affiliates.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Nine Months Ended September 30,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$174	$105	$169	$448	$260	$79	$197	$536
Provision (release)	42	50	(11)	81	(8)	48	(77)	(37)
Charge-offs, net of recoveries	(10)	(13)	—	(23)	(83)	(22)	(2)	(107)
Balance, end of period	$206	$142	$158	$506	$169	$105	$118	$392
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses). Mortgage loans to be disposed of in connection with a pending reinsurance transaction are carried at the lower of amortized cost or estimated fair value.

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
Commercial mortgage loans:
For the three months ended September 30, 2023, the Company granted a short-term extension on a loan with an amortized cost of $135 million. In addition, the Company further extended the term of a loan modified in the first and second quarters of 2023 by an additional two months. These modifications added a weighted-average of less than one year to the life of the modified loans. These modified loans represent less than 1% of the portfolio segment.
For the nine months ended September 30, 2023, the Company granted term extensions on loans with an amortized cost of $315 million. These modifications added a weighted-average of less than one year to the life of the modified loans. These modified loans represent less than 1% of the portfolio segment.
Residential mortgage loans:
For the three months ended September 30, 2023, the Company granted term extensions on loans with an amortized cost of $1 million, other-than-insignificant payment delays on loans with an amortized cost of $7 million, and term extensions and other-than-insignificant payment delays on loans with an amortized cost of $6 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of eight years to the life of the modified loans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
For the nine months ended September 30, 2023, the Company granted term extensions on loans with an amortized cost of $6 million, other-than-insignificant payment delays on loans with an amortized cost of $12 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $15 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $4 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of nine years to the life of the modified loans, capitalized or deferred amounts due and reduced the weighted-average interest rate of the modified loans from 5.8% to 4.2%.
For both the three months and nine months ended September 30, 2023, the Company did not have a significant amount of mortgage loans that were modified to borrowers experiencing financial difficulty that were not considered current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,351	$2,799	$2,390	$1,148	$1,971	$9,084	$2,705	$21,448	57.6%
65% to 75%	124	2,184	960	946	1,267	3,706	—	9,187	24.6
76% to 80%	—	177	203	111	809	1,221	—	2,521	6.8
Greater than 80%	10	105	592	473	536	2,380	—	4,096	11.0
Total	$1,485	$5,265	$4,145	$2,678	$4,583	$16,391	$2,705	$37,252	100.0%
DSCR:
> 1.20x	$1,071	$4,139	$3,761	$2,388	$4,043	$13,991	$2,408	$31,801	85.4%
1.00x 1.20x	405	428	345	18	264	1,352	297	3,109	8.3
<1.00x	9	698	39	272	276	1,048	—	2,342	6.3
Total	$1,485	$5,265	$4,145	$2,678	$4,583	$16,391	$2,705	$37,252	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$677	$1,988	$1,492	$2,050	$1,538	$5,732	$1,316	$14,793	92.0%
65% to 75%	22	83	201	130	24	484	134	1,078	6.7
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	6	—	—	—	133	50	5	194	1.2
Total	$705	$2,071	$1,693	$2,180	$1,695	$6,277	$1,455	$16,076	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$204	$1,914	$837	$155	$572	$6,206	$—	$9,888	96.4%
Nonperforming (1)	1	25	14	6	37	283	—	366	3.6
Total	$205	$1,939	$851	$161	$609	$6,489	$—	$10,254	100.0%
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
(1)Includes residential mortgage loans in process of foreclosure of $147 million and $143 million at September 30, 2023 and December 31, 2022, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $831 million, or 2% of total commercial and agricultural mortgage loans, at September 30, 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2023 and December 31, 2022. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In millions)
Commercial	$19	$—	$—	$—	$293	$158
Agricultural	91	120	15	18	235	131
Residential	366	428	—	—	367	429
Total	$476	$548	$15	$18	$895	$718
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2022 was $146 million, $225 million and $418 million, respectively. The amortized cost for nonaccrual commercial mortgage loans without an ACL was $139 million at September 30, 2023. There were no nonaccrual commercial mortgage loans without an ACL at December 31, 2022. The amortized cost for nonaccrual agricultural mortgage loans without an ACL was $61 million and $7 million at September 30, 2023 and December 31, 2022, respectively. There were no nonaccrual residential mortgage loans without an ACL at September 30, 2023 and December 31, 2022.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2023	December 31, 2022	Three Months Ended September 30,		Nine Months Ended September 30,
			2023	2022	2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,600	$1,618	$41	$47	$124	$151
Other real estate	497	487	70	88	199	184
Real estate joint ventures	6,534	6,311	(33)	49	(76)	281
Total real estate and real estate joint ventures	$8,631	$8,416	$78	$184	$247	$616
The carrying value of wholly-owned real estate acquired through foreclosure was $185 million and $179 million at September 30, 2023 and December 31, 2022, respectively. Depreciation expense on real estate investments was $18 million and $60 million for the three months and nine months ended September 30, 2023, respectively, and $22 million and $64 million for the three months and nine months ended September 30, 2022, respectively. Real estate investments were net of accumulated depreciation of $627 million and $566 million at September 30, 2023 and December 31, 2022, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office, apartment and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, and property type and geographic diversification.
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
The investment in leveraged and direct financing leases, net of ACL, was $732 million and $120 million, respectively, at September 30, 2023 and $731 million and $127 million, respectively, at December 31, 2022. The ACL for leveraged and direct financing leases was $12 million and $19 million at September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023			December 31, 2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO Securities	$577	$282	$859	$673	$171	$844

Equity securities
Common stock	$120	$47	$167	$119	$47	$166
Non-redeemable preferred stock	46	—	46	77	(3)	74
Total equity securities	$166	$47	$213	$196	$44	$240
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.3 billion and $6.6 billion, principally at estimated fair value, at September 30, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2023 and December 31, 2022.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2023			December 31, 2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$5,600	$5,734	$5,585	$6,601	$6,773	$6,625
Repurchase agreements	$3,030	$2,975	$2,898	$3,176	$3,125	$3,057
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at both September 30, 2023 and December 31, 2022.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2023					December 31, 2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,045	$2,785	$1,904	$—	$5,734	$935	$4,233	$1,605	$—	$6,773

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$3,125	$—	$—	$3,125
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
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, and were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$96	$98
Invested assets pledged as collateral (1)	21,608	20,612
Total invested assets on deposit and pledged as collateral	$21,704	$20,710
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 10).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, Note 8 for information regarding investments designated to the closed block and Note 1 for investments to be disposed of in connection with a pending reinsurance transaction. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $659 million, at redemption value, at both September 30, 2023 and December 31, 2022.

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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2023		December 31, 2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures	$1,435	$—	$1,357	$—
Mortgage loan joint ventures	160	—	147	—
Investment funds (primarily other invested assets)	97	—	98	—
Renewable energy partnership (primarily other invested assets)	71	—	76	—
Total	$1,763	$—	$1,678	$—
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2023		December 31, 2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$34,798	$34,798	$35,813	$35,813
Other limited partnership interests	7,446	9,641	7,299	9,716
Other invested assets	1,279	1,428	1,342	1,509
Real estate joint ventures	78	241	86	88
Total	$43,601	$46,108	$44,540	$47,126
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO Securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests (“OLPI”) and real estate joint ventures (“REJV”) is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2023 or 2022.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS	$1,897	$1,627	$5,640	$4,671
Equity securities	2	7	7	9
Mortgage loans	841	654	2,460	1,872
Policy loans	75	72	223	216
Real estate and REJV	78	184	247	616
OLPI	102	(153)	194	444
Cash, cash equivalents and short-term investments	95	44	268	59
FVO Securities	(23)	(40)	73	(182)
Operating joint venture	(1)	9	20	51
Other	122	101	247	355
Subtotal investment income	3,188	2,505	9,379	8,111
Less: Investment expenses	324	245	957	583
Net investment income	$2,864	$2,260	$8,422	$7,528

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals	$—	$(3)	$—	$(7)
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and REJV)	(10)	(21)	124	(78)
Net realized and unrealized gains (losses) recognized in NII	$(10)	$(24)	$124	$(85)

Changes in estimated fair value subsequent to purchase of FVO Securities still held at the end of the respective periods and recognized in NII	$(25)	$(40)	$68	$(187)

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$42	$(145)	$69	$660

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS (1)	$(460)	$(167)	$(1,154)	$(825)
Equity securities	(1)	(1)	1	3
Mortgage loans (1)	—	15	(116)	25
Real estate and REJV (excluding changes in estimated fair value)	—	—	64	163
OLPI (excluding changes in estimated fair value)	—	(1)	9	4
Other gains (losses)	(20)	(16)	(6)	50
Subtotal	(481)	(170)	(1,202)	(580)
Change in estimated fair value of OLPI and REJV	(3)	(19)	(7)	(13)
Non-investment portfolio gains (losses)	22	107	(14)	202
Subtotal	19	88	(21)	189
Net investment gains (losses)	$(462)	$(82)	$(1,223)	$(391)

Transaction Type
Realized gains (losses) on investments sold or disposed	$(202)	$(199)	$(122)	$(530)
Impairment (losses) (1)	(304)	(4)	(994)	(37)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	26	34	(89)	(17)
Unrealized net gains (losses) recognized in earnings	(4)	(20)	(4)	(9)
Total recognized gains (losses)	22	14	(93)	(26)
Non-investment portfolio gains (losses)	22	107	(14)	202
Net investment gains (losses)	$(462)	$(82)	$(1,223)	$(391)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$(1)	$(2)	$3	$2

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$3	$(15)	$(22)	$55

Foreign currency gains (losses)	$26	$95	$(25)	$161

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in NIGL	$(202)	$(199)	$(122)	$(530)
Recognized in NII	—	(3)	—	(7)
Net realized investment gains (losses) from sales and disposals of investments	$(202)	$(202)	$(122)	$(537)
__________________
(1) Includes ($292) million and ($946) million of impairments for fixed maturity securities AFS; and ($6) million and ($29) million of adjustments to lower of amortized cost or estimated fair value for mortgage loans, during the three months and nine months ended September 30, 2023, respectively, relating to investments to be disposed of in connection with a pending reinsurance transaction. See Note 1.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2023	2022	2023	2022
	(In millions)
Proceeds	$4,728	$11,337	$16,441	$31,325
Gross investment gains	$32	$88	$298	$158
Gross investment (losses)	(209)	(259)	(471)	(882)
Realized gains (losses) on sales and disposals	(177)	(171)	(173)	(724)
Net credit loss (provision) release (change in ACL recognized in earnings)	15	8	(16)	(64)
Impairment (losses)	(298)	(4)	(965)	(37)
Net credit loss (provision) release and impairment (losses)	(283)	4	(981)	(101)
Net investment gains (losses)	$(460)	$(167)	$(1,154)	$(825)

Equity Securities
Realized gains (losses) on sales and disposals	$—	$2	$(2)	$(2)
Unrealized net gains (losses) recognized in earnings	(1)	(3)	3	5
Net investment gains (losses)	$(1)	$(1)	$1	$3
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$141	$139	$145	$328
Amortized cost of invested assets transferred to affiliates	$151	$136	$155	$327
Net investment gains (losses) recognized on transfers	$(10)	$3	$(10)	$1
Estimated fair value of invested assets transferred from affiliates	$18	$130	$1,178	$322
Estimated fair value of derivative liabilities transferred from affiliates	$—	$—	$—	$64
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		September 30, 2023	December 31, 2022	Three Months Ended September 30,		Nine Months Ended September 30,
				2023	2022	2023	2022
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,067	$1,207	$5	$5	$15	$15
Affiliated investments (2)	American Life Insurance Company	—	100	—	—	1	1
Other invested assets		$1,067	$1,307	$5	$5	$16	$16
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 1.85%. In July 2023, ¥37.3 billion (the equivalent of $258 million) of 1.60% affiliated senior unsecured notes matured and were refinanced with ¥37.3 billion 2.16% affiliated senior unsecured notes due July 2030. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information.
(2)Represents an affiliated surplus note which was prepaid in June 2023. The surplus note had an original maturity date in June 2025 and bore interest, payable semi-annually, at a rate per annum of 1.88%.
The Company incurred investment advisory charges from an affiliate of $70 million and $207 million for the three months and nine months ended September 30, 2023, respectively, and $68 million and $204 million for the three months and nine months ended September 30, 2022, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,443	$1,108	$621	$4,036	$1,353	$443
Foreign currency swaps	Foreign currency exchange rate	1,459	63	15	565	74	—
Subtotal		5,902	1,171	636	4,601	1,427	443
Cash flow hedges:
Interest rate swaps	Interest rate	3,939	6	318	3,739	7	239
Interest rate forwards	Interest rate	1,292	—	308	2,227	—	404
Foreign currency swaps	Foreign currency exchange rate	29,412	2,182	966	29,290	2,453	1,364
Subtotal		34,643	2,188	1,592	35,256	2,460	2,007
Total qualifying hedges		40,545	3,359	2,228	39,857	3,887	2,450
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	14,473	1,330	869	15,358	1,579	704
Interest rate floors	Interest rate	18,246	28	—	23,371	114	—
Interest rate caps	Interest rate	41,040	653	—	46,666	903	—
Interest rate futures	Interest rate	57	—	—	414	—	1
Interest rate options	Interest rate	38,552	405	196	39,712	434	36
Synthetic GICs	Interest rate	9,253	—	—	13,044	—	—
Foreign currency swaps	Foreign currency exchange rate	4,363	611	4	4,739	720	5
Foreign currency forwards	Foreign currency exchange rate	1,228	22	5	1,328	16	25
Credit default swaps — purchased	Credit	819	9	2	843	16	—
Credit default swaps — written	Credit	10,548	139	20	9,074	113	26
Equity futures	Equity market	1,016	2	—	1,063	2	—
Equity index options	Equity market	19,336	497	167	14,143	585	179
Equity variance swaps	Equity market	90	4	—	90	4	—
Equity total return swaps	Equity market	1,932	120	—	1,922	23	103
Total non-designated or nonqualifying derivatives		160,953	3,820	1,263	171,767	4,509	1,079
Total		$201,498	$7,179	$3,491	$211,624	$8,396	$3,529
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(2)	$—	$—	$(230)	$(50)	N/A
Hedged items	3	—	—	223	49	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	12	—	—	—	(27)	N/A
Hedged items	(11)	—	—	—	26	N/A
Subtotal	2	—	—	(7)	(2)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(415)
Amount of gains (losses) reclassified from AOCI into income	11	17	—	—	—	(28)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(131)
Amount of gains (losses) reclassified from AOCI into income	1	(265)	—	—	—	264
Foreign currency transaction gains (losses) on hedged items	—	255	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	12	7	—	—	—	(310)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(531)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	63	—	—	N/A
Credit derivatives — purchased (1)	—	—	6	—	—	N/A
Credit derivatives — written (1)	—	—	(23)	—	—	N/A
Equity derivatives (1)	8	—	129	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(59)	—	—	N/A
Subtotal	8	—	(415)	—	—	N/A
Earned income on derivatives	81	—	192	(3)	(41)	—
Synthetic GICs	N/A	N/A	4	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	525	—	N/A	N/A
Total	$103	$7	$306	$(10)	$(43)	$(310)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$2	$—	$—	$(241)	$(68)	N/A
Hedged items	—	—	—	217	63	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	64	—	—	—	—	N/A
Hedged items	(65)	—	—	—	—	N/A
Subtotal	1	—	—	(24)	(5)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(324)
Amount of gains (losses) reclassified from AOCI into income	15	(16)	—	—	—	1
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	608
Amount of gains (losses) reclassified from AOCI into income	1	(485)	—	—	—	484
Foreign currency transaction gains (losses) on hedged items	—	485	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	16	(16)	—	—	—	769
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(395)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	476	—	—	N/A
Credit derivatives — purchased (1)	—	—	4	—	—	N/A
Credit derivatives — written (1)	—	—	1	—	—	N/A
Equity derivatives (1)	8	—	225	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(189)	—	—	N/A
Subtotal	8	—	122	—	—	N/A
Earned income on derivatives	100	—	148	24	(36)	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	488	—	N/A	N/A
Total	$125	$(16)	$758	$—	$(41)	$769

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Nine Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	$—	$(239)	$(50)	N/A
Hedged items	3	—	—	218	48	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(10)	—	—	—	(14)	N/A
Hedged items	10	—	—	—	15	N/A
Subtotal	—	—	—	(21)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(371)
Amount of gains (losses) reclassified from AOCI into income	38	74	—	—	—	(112)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(116)
Amount of gains (losses) reclassified from AOCI into income	3	174	—	—	—	(177)
Foreign currency transaction gains (losses) on hedged items	—	(162)	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	41	86	—	—	—	(777)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(928)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(76)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(11)	—	—	N/A
Credit derivatives — written (1)	—	—	43	—	—	N/A
Equity derivatives (1)	(34)	—	(622)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	12	—	—	N/A
Subtotal	(34)	—	(1,582)	—	—	N/A
Earned income on derivatives	163	—	626	5	(108)	—
Synthetic GICs	N/A	N/A	13	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	457	—	N/A	N/A
Total	$170	$86	$(486)	$(16)	$(109)	$(777)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Nine Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$8	$—	$—	$(937)	$(226)	N/A
Hedged items	(8)	—	—	880	216	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	154	—	—	—	—	N/A
Hedged items	(152)	—	—	—	—	N/A
Subtotal	2	—	—	(57)	(10)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(1,434)
Amount of gains (losses) reclassified from AOCI into income	46	55	—	—	—	(101)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	1,232
Amount of gains (losses) reclassified from AOCI into income	3	(1,117)	—	—	—	1,114
Foreign currency transaction gains (losses) on hedged items	—	1,104	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	49	42	—	—	—	811
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(1,998)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	985	—	—	N/A
Credit derivatives — purchased (1)	—	—	62	—	—	N/A
Credit derivatives — written (1)	—	—	(189)	—	—	N/A
Equity derivatives (1)	37	—	1,044	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(431)	—	—	N/A
Subtotal	42	—	(527)	—	—	N/A
Earned income on derivatives	325	—	411	100	(91)	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	1,581	—	N/A	N/A
Total	$418	$42	$1,465	$43	$(101)	$811
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$110	$247	$1	$1
Mortgage loans	$304	$319	$(15)	$(18)
Future policy benefits	$(2,579)	$(2,816)	$431	$200
Policyholder account balances	$(1,696)	$(1,735)	$119	$80
__________________
(1)Includes ($119) million and ($136) million of hedging adjustments on discontinued hedging relationships at September 30, 2023 and December 31, 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $1 million and $21 million for the three months and nine months ended September 30, 2023, respectively, and $18 million and $22 million for the three months and nine months ended September 30, 2022, respectively.
At both September 30, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At September 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $1.2 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2023, the Company expected to reclassify $114 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	0.7	$1	$10	1.5
Credit default swaps referencing indices	72	4,351	2.6	79	4,251	3.4
Subtotal	72	4,361	2.6	80	4,261	3.4
Baa
Single name credit default swaps (3)	—	55	2.5	—	40	2.5
Credit default swaps referencing indices	50	5,982	5.8	13	4,598	5.9
Subtotal	50	6,037	5.8	13	4,638	5.8
Ba
Single name credit default swaps (3)	1	20	0.2	1	45	0.7
Credit default swaps referencing indices	2	25	3.2	2	25	4.0
Subtotal	3	45	1.9	3	70	1.9
B
Credit default swaps referencing indices	1	75	5.2	1	75	4.5
Subtotal	1	75	5.2	1	75	4.5
Caa
Credit default swaps referencing indices	(7)	30	2.7	(10)	30	3.5
Subtotal	(7)	30	2.7	(10)	30	3.5
Total	$119	$10,548	4.4	$87	$9,074	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2023		December 31, 2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,279	$3,522	$8,456	$3,499
OTC-cleared (1)	71	12	57	29
Exchange-traded	2	—	2	1
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	7,352	3,534	8,515	3,529
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,983)	(2,983)	(3,317)	(3,317)
OTC-cleared	(8)	(8)	(14)	(14)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,204)	—	(4,044)	—
OTC-cleared	(52)	—	(18)	(1)
Securities collateral: (5)
OTC-bilateral	(1,026)	(538)	(1,078)	(182)
OTC-cleared	—	(4)	—	(14)
Exchange-traded	—	—	—	(1)
Net amount after application of master netting agreements and collateral	$79	$1	$44	$—
__________________
(1)At September 30, 2023 and December 31, 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $173 million and $119 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $43 million and $0, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
(2)Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.
(3)Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives, where the central clearinghouse treats variation margin as collateral, is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2023 and December 31, 2022, the Company received excess cash collateral of $182 million and $210 million, respectively, and provided excess cash collateral of $5 million and $1 million, respectively.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2023 and December 31, 2022, the Company received excess securities collateral with an estimated fair value of $315 million and $366 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2023 and December 31, 2022, the Company provided excess securities collateral with an estimated fair value of $853 million and $934 million, respectively, for its OTC-bilateral derivatives, $453 million and $442 million, respectively, for its OTC-cleared derivatives, and $51 million and $96 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	September 30, 2023			December 31, 2022
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$536	$3	$539	$182	$—	$182
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$791	$3	$794	$221	$—	$221
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2023	December 31, 2022
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$534	$149
Funds withheld on affiliated reinsurance	Other invested assets	(170)	—
Total		$364	$149
Embedded derivatives within liability host contracts:
Funds withheld on affiliated reinsurance	Other liabilities	(669)	(450)
Fixed annuities with equity indexed returns	Policyholder account balances	156	141
Total		$(513)	$(309)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$42,037	$8,315	$50,352
Foreign corporate	—	16,399	7,294	23,693
U.S. government and agency	8,195	11,761	—	19,956
RMBS	4	16,984	1,432	18,420
ABS & CLO	—	10,074	1,606	11,680
Municipals	—	6,918	—	6,918
CMBS	—	5,744	325	6,069
Foreign government	—	3,272	10	3,282
Total fixed maturity securities AFS	8,199	113,189	18,982	140,370
Short-term investments	3,002	384	13	3,399
Other investments	232	130	1,117	1,479
Derivative assets: (1)
Interest rate	—	3,530	—	3,530
Foreign currency exchange rate	—	2,878	—	2,878
Credit	—	141	7	148
Equity market	2	614	7	623
Total derivative assets	2	7,163	14	7,179
Embedded derivatives within asset host contracts (4)	—	—	364	364
Market risk benefits	—	—	206	206
Separate account assets (2)	13,944	64,631	1,024	79,599
Total assets (3)	$25,379	$185,497	$21,720	$232,596
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$2,004	$308	$2,312
Foreign currency exchange rate	—	990	—	990
Credit	—	22	—	22
Equity market	—	167	—	167
Total derivative liabilities	—	3,183	308	3,491
Embedded derivatives within liability host contracts (4)	—	—	(513)	(513)
Market risk benefits	—	—	2,460	2,460
Separate account liabilities (2)	7	5	1	13
Total liabilities	$7	$3,188	$2,256	$5,451

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2023 and December 31, 2022, the estimated fair value of such investments was $55 million and $61 million, respectively.
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
Certain short-term investments and certain other investments are of a similar nature and class to the fixed maturity securities AFS described above, while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings; issuance structures, in addition to those described above for fixed maturities AFS. Other investments also include certain real estate joint ventures and use the valuation approach and key inputs as described for OLPI below.

Separate account assets and Separate account liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported NAV provided by the fund managers
OLPI
	•	N/A	Valued giving consideration to the underlying holdings of the partnerships and adjusting, if appropriate.
Key Inputs:
			•	liquidity; bid/ask spreads; performance record of the fund manager
			•	other relevant variables that may impact the exit value of the particular partnership interest
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, OLPI, short-term investments and cash and cash equivalents. The estimated fair value of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents is determined on a basis consistent with the assets described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”
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

					September 30, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	13	-	120	89	—	-	126	89	Increase
	•	Market pricing	•	Quoted prices (4)	4	-	102	91	20	-	107	92	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	112	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	75	-	100	92	74	-	101	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	433	-	462	451	372	-	392	381	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.08%	0.05%	(10)
				Ages 41 - 60	0.05%	-	0.67%	0.22%	0.05%	-	0.43%	0.20%	(10)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.34%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	8.72%	0.50%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	3.10%	-	10.10%	4.34%	0.70%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.10%	-	10.10%	4.59%	1.60%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0.25%	-	7.75%	4.47%	0.25%	-	10%	4.02%	(13)
			•	Long-term equity volatilities	16.37%	-	21.85%	18.55%	16.46%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.41%	-	0.77%	0.73%	0.34%	-	0.74%	0.75%	Decrease (15)
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
(9)At September 30, 2023 and December 31, 2022, independent non-binding broker quotations were used in the determination of 3% and 1%, respectively, of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended September 30, 2023
Balance, beginning of period	$16,016	$3,409	$4	$17	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(4)	—	4	—
Total realized/unrealized gains (losses) included in AOCI	(529)	(3)	—	(9)	1
Purchases (3)	652	320	—	—	3
Sales (3)	(456)	(308)	—	—	(8)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	115	48	—	—	—
Transfers out of Level 3 (4)	(189)	(99)	(4)	(2)	—
Balance, end of period	$15,609	$3,363	$—	$10	$13
Three Months Ended September 30, 2022
Balance, beginning of period	$13,004	$4,090	$—	$21	$100
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(4)	10	—	4	—
Total realized/unrealized gains (losses) included in AOCI	(1,179)	(110)	—	—	—
Purchases (3)	622	216	—	—	5
Sales (3)	(293)	(181)	—	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	186	30	—	—	—
Transfers out of Level 3 (4)	(487)	(94)	—	—	(100)
Balance, end of period	$11,849	$3,961	$—	$25	$5
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$(2)	$—	$4	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(3)	$5	$—	$5	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(538)	$(7)	$—	$(9)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(1,180)	$(105)	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2023
Balance, beginning of period	$—	$1,115	$(278)	$378	$1,054
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(18)	—	525	(12)
Total realized/unrealized gains (losses) included in AOCI	—	—	(107)	—	—
Purchases (3)	—	22	—	—	15
Sales (3)	—	(2)	—	—	(30)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	91	(26)	—
Transfers into Level 3 (4)	—	—	—	—	6
Transfers out of Level 3 (4)	—	—	—	—	(10)
Balance, end of period	$—	$1,117	$(294)	$877	$1,023
Three Months Ended September 30, 2022
Balance, beginning of period	$109	$961	$(103)	$(81)	$1,029
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	(20)	(176)	488	2
Total realized/unrealized gains (losses) included in AOCI	—	—	(124)	—	—
Purchases (3)	—	4	54	—	61
Sales (3)	(108)	(9)	—	—	(75)
Issuances (3)	—	—	(1)	—	(1)
Settlements (3)	(2)	—	25	41	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(161)	—	(11)
Balance, end of period	$—	$936	$(486)	$448	$1,005
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$(18)	$—	$525	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$—	$(21)	$(31)	$488	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$—	$(92)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$(145)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$14,733	$3,373	$—	$15	$47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(25)	(3)	—	3	—
Total realized/unrealized gains (losses) included in AOCI	(227)	(5)	—	(8)	1
Purchases (3)	2,571	399	—	—	13
Sales (3)	(1,253)	(454)	—	—	(48)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	240	129	—	—	—
Transfers out of Level 3 (4)	(430)	(76)	—	—	—
Balance, end of period	$15,609	$3,363	$—	$10	$13
Nine Months Ended September 30, 2022
Balance, beginning of period	$14,935	$4,600	$—	$12	$2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(32)	33	—	(37)	—
Total realized/unrealized gains (losses) included in AOCI	(3,774)	(418)	—	6	—
Purchases (3)	1,848	580	—	—	5
Sales (3)	(843)	(737)	—	(1)	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	119	183	—	45	—
Transfers out of Level 3 (4)	(404)	(280)	—	—	—
Balance, end of period	$11,849	$3,961	$—	$25	$5
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$(25)	$6	$—	$3	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(34)	$27	$—	$(37)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(250)	$(14)	$—	$(7)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(3,777)	$(400)	$—	$6	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$—	$1,022	$(331)	$458	$995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	73	(27)	457	(31)
Total realized/unrealized gains (losses) included in AOCI	—	—	(63)	—	—
Purchases (3)	—	24	—	—	181
Sales (3)	—	(2)	—	—	(127)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	188	(38)	1
Transfers into Level 3 (4)	—	—	—	—	13
Transfers out of Level 3 (4)	—	—	(61)	—	(9)
Balance, end of period	$—	$1,117	$(294)	$877	$1,023
Nine Months Ended September 30, 2022
Balance, beginning of period	$127	$894	$86	$(1,236)	$1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	(39)	(172)	1,581	19
Total realized/unrealized gains (losses) included in AOCI	—	—	(541)	—	—
Purchases (3)	—	199	82	—	146
Sales (3)	(108)	(19)	—	—	(1,107)
Issuances (3)	—	—	(3)	—	3
Settlements (3)	(11)	—	62	103	4
Transfers into Level 3 (4)	—	3	—	—	—
Transfers out of Level 3 (4)	—	(102)	—	—	(18)
Balance, end of period	$—	$936	$(486)	$448	$1,005
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$77	$2	$457	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$—	$(44)	$(133)	$1,581	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$—	$(85)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$(478)	$—	$—
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

	September 30, 2023	December 31, 2022
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$396	$222

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(18)	$(2)	$(123)	$(17)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$63,076	$—	$—	$58,337	$58,337
Policy loans	$5,676	$—	$—	$5,963	$5,963
Other invested assets	$1,738	$—	$1,747	$—	$1,747
Premiums, reinsurance and other receivables	$12,378	$—	$840	$11,753	$12,593
Liabilities
Policyholder account balances	$86,698	$—	$—	$83,108	$83,108
Long-term debt	$1,886	$—	$1,927	$—	$1,927
Other liabilities	$11,782	$—	$290	$11,454	$11,744
Separate account liabilities	$30,094	$—	$30,094	$—	$30,094

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,570	$—	$—	$58,858	$58,858
Policy loans	$5,729	$—	$—	$6,143	$6,143
Other invested assets	$1,978	$—	$1,979	$—	$1,979
Premiums, reinsurance and other receivables	$12,036	$—	$454	$11,826	$12,280
Liabilities
Policyholder account balances	$85,957	$—	$—	$83,594	$83,594
Long-term debt	$1,676	$—	$1,758	$—	$1,758
Other liabilities	$12,546	$—	$671	$11,842	$12,513
Separate account liabilities	$38,391	$—	$38,391	$—	$38,391
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Long-term Debt
Other Notes
In March 2023, Missouri Reinsurance, Inc. (“MoRe”), a wholly-owned subsidiary of the Company, borrowed funds from MetLife, Inc. under a term loan agreement, interest on which is payable semi-annually. The terms of the promissory notes are as follows:
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
13. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(9,167)	$1,188	$726	$92	$(127)	$(135)	$(7,423)
OCI before reclassifications	(6,504)	(546)	4,584	(119)	9	—	(2,576)
Deferred income tax benefit (expense)	1,387	114	(963)	25	(2)	—	561
AOCI before reclassifications, net of income tax	(14,284)	756	4,347	(2)	(120)	(135)	(9,438)
Amounts reclassified from AOCI	485	236	—	—	—	2	723
Deferred income tax benefit (expense)	(118)	(49)	—	—	—	—	(167)
Amounts reclassified from AOCI, net of income tax	367	187	—	—	—	2	556
Balance, end of period	$(13,917)	$943	$4,347	$(2)	$(120)	$(133)	$(8,882)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(5,640)	$1,905	$(1,845)	$176	$(86)	$(379)	$(5,869)
OCI before reclassifications	(9,708)	284	6,493	(56)	(90)	—	(3,077)
Deferred income tax benefit (expense)	2,054	(60)	(1,363)	12	18	—	661
AOCI before reclassifications, net of income tax	(13,294)	2,129	3,285	132	(158)	(379)	(8,285)
Amounts reclassified from AOCI	186	485	—	—	—	10	681
Deferred income tax benefit (expense)	(40)	(102)	—	—	—	(2)	(144)
Amounts reclassified from AOCI, net of income tax	146	383	—	—	—	8	537
Balance, end of period	$(13,148)	$2,512	$3,285	$132	$(158)	$(371)	$(7,748)

	Nine Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(11,161)	$1,557	$1,529	$80	$(187)	$(138)	$(8,320)
OCI before reclassifications	(4,806)	(488)	3,567	(104)	86	(1)	(1,746)
Deferred income tax benefit (expense)	1,041	102	(749)	22	(19)	—	397
AOCI before reclassifications, net of income tax	(14,926)	1,171	4,347	(2)	(120)	(139)	(9,669)
Amounts reclassified from AOCI	1,289	(289)	—	—	—	7	1,007
Deferred income tax benefit (expense)	(280)	61	—	—	—	(1)	(220)
Amounts reclassified from AOCI, net of income tax	1,009	(228)	—	—	—	6	787
Balance, end of period	$(13,917)	$943	$4,347	$(2)	$(120)	$(133)	$(8,882)

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,799	$1,872	$(15,553)	$267	$(45)	$(395)	$(1,055)
OCI before reclassifications	(33,666)	(202)	23,845	(171)	(140)	—	(10,334)
Deferred income tax benefit (expense)	7,084	42	(5,007)	36	27	—	2,182
AOCI before reclassifications, net of income tax	(13,783)	1,712	3,285	132	(158)	(395)	(9,207)
Amounts reclassified from AOCI	805	1,013	—	—	—	30	1,848
Deferred income tax benefit (expense)	(170)	(213)	—	—	—	(6)	(389)
Amounts reclassified from AOCI, net of income tax	635	800	—	—	—	24	1,459
Balance, end of period	$(13,148)	$2,512	$3,285	$132	$(158)	$(371)	$(7,748)
For information on offsets to investments related to policyholder liabilities, see “— Net Unrealized Investment Gains (Losses).”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(488)	$(174)	$(1,275)	$(775)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	1	4	4	Net investment income
Net unrealized investment gains (losses)	2	(13)	(18)	(34)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(485)	(186)	(1,289)	(805)
Income tax (expense) benefit	118	40	280	170
Net unrealized investment gains (losses), net of income tax	(367)	(146)	(1,009)	(635)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	11	15	38	46	Net investment income
Interest rate derivatives	17	(16)	74	55	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	3	3	Net investment income
Foreign currency exchange rate derivatives	(265)	(485)	174	(1,117)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(236)	(485)	289	(1,013)
Income tax (expense) benefit	49	102	(61)	213
Gains (losses) on cash flow hedges, net of income tax	(187)	(383)	228	(800)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(10)	(9)	(31)
Amortization of prior service (costs) credit	1	—	2	1
Amortization of defined benefit plan items, before income tax	(2)	(10)	(7)	(30)
Income tax (expense) benefit	—	2	1	6
Amortization of defined benefit plan items, net of income tax	(2)	(8)	(6)	(24)
Total reclassifications, net of income tax	$(556)	$(537)	$(787)	$(1,459)
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$(18,328)	$(14,741)
Derivatives	1,194	1,971
Other	525	455
Subtotal	(16,609)	(12,315)
Amounts allocated from:
Policyholder liabilities	55	55
Deferred income tax benefit (expense)	3,580	2,656
Net unrealized investment gains (losses)	$(12,974)	$(9,604)
14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Prepaid legal plans	$110	$105	$340	$319
Recordkeeping and administrative services (1)	38	40	112	129
Administrative services-only contracts	63	56	186	168
Other revenue from service contracts from customers	11	8	32	22
Total revenues from service contracts from customers	222	209	670	638
Other (2)	185	290	571	644
Total other revenues	$407	$499	$1,241	$1,282
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 17.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
General and administrative expenses (1)	$683	$675	$2,021	$2,039
Pension, postretirement and postemployment benefit costs	50	30	150	89
Premium taxes, other taxes, and licenses & fees	93	108	292	269
Commissions and other variable expenses	379	755	1,560	1,728
Capitalization of DAC	(11)	(65)	(100)	(126)
Amortization of DAC and VOBA	75	70	226	226
Interest expense on debt	34	27	98	76
Total other expenses	$1,303	$1,600	$4,247	$4,301
__________________
(1)Includes $5 million and ($52) million for the three months and nine months ended September 30, 2023, respectively, and $21 million and $95 million for the three months and nine months ended September 30, 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 17 for a discussion of affiliated expenses included in the table above.
15. Income Tax
For the three months and nine months ended September 30, 2023, the effective tax rate on income (loss) before provision for income tax was 18% and 14%, respectively. The Company’s effective tax rate for the three months and nine months ended September 30, 2023 differed from the U.S. statutory rate primarily due to tax benefits related to tax credits and non-taxable investment income.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2022 Annual Report, Metropolitan Life Insurance Company received approximately 2,610 asbestos-related claims in 2022. For the nine months ended September 30, 2023 and 2022, Metropolitan Life Insurance Company received approximately 1,924 and 1,962 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2022. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2023.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.0 billion and $2.7 billion at September 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $4.3 billion and $4.8 billion at September 30, 2023 and December 31, 2022, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $220 million, with a cumulative maximum of $317 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both September 30, 2023 and December 31, 2022 for indemnities and guarantees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $733 million and $2.2 billion for the three months and nine months ended September 30, 2023, respectively, and $686 million and $2.0 billion for the three months and nine months ended September 30, 2022, respectively. Total revenues received from affiliates related to these agreements were $14 million and $43 million for the three months and nine months ended September 30, 2023, respectively, and $13 million and $36 million for the three months and nine months ended September 30, 2022, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $85 million and $188 million at September 30, 2023 and December 31, 2022, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$(23)	$5
Reinsurance ceded	(96)	(29)	(269)	(97)
Net premiums	$(94)	$(27)	$(292)	$(92)
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$—	$2	$—
Reinsurance ceded	(1)	(2)	(5)	(4)
Net universal life and investment-type product policy fees	$—	$(2)	$(3)	$(4)
Other revenues
Reinsurance assumed	$25	$23	$71	$52
Reinsurance ceded	122	106	353	353
Net other revenues	$147	$129	$424	$405
Policyholder benefits and claims
Reinsurance assumed	$14	$21	$(137)	$52
Reinsurance ceded	(78)	(34)	(223)	(108)
Net policyholder benefits and claims	$(64)	$(13)	$(360)	$(56)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$—	$(7)	$(39)	$(40)
Reinsurance ceded	(5)	1	(10)	(3)
Net policyholder liability remeasurement (gains) losses	$(5)	$(6)	$(49)	$(43)
Interest credited to policyholder account balances
Reinsurance assumed	$93	$26	$254	$47
Reinsurance ceded	(3)	(3)	(9)	(9)
Net interest credited to policyholder account balances	$90	$23	$245	$38
Other expenses
Reinsurance assumed	$12	$4	$227	$14
Reinsurance ceded	(28)	344	100	539
Net other expenses	$(16)	$348	$327	$553

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2023		December 31, 2022
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$193	$11,317	$723	$11,303
Deferred policy acquisition costs and value of business acquired	162	(161)	120	(164)
Total assets	$355	$11,156	$843	$11,139
Liabilities
Future policy benefits	$2,120	$—	$2,484	$—
Policyholder account balances	9,055	—	6,216	—
Other policy-related balances	66	(32)	61	(23)
Other liabilities	860	9,922	910	10,380
Total liabilities	$12,101	$9,890	$9,671	$10,357
Effective April 1, 2021, the Company, through its wholly-owned subsidiary, MoRe, entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant reinsurance effects to the Company were primarily in future policy benefits of $2.1 billion and $2.4 billion and other invested assets of $2.7 billion and $3.0 billion at September 30, 2023 and December 31, 2022, respectively. Also, the Company recorded policyholder benefits and claims of $14 million and ($144) million and other expenses of $0 and $194 million for the three months and nine months ended September 30, 2023, respectively. Additionally, policyholder benefits and claims of $19 million and $50 million and other expenses of $0 and $8 million were recorded for the three months and nine months ended September 30, 2022, respectively.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($27) million and ($28) million at September 30, 2023 and December 31, 2022, respectively. Net derivative gains (losses) associated with these embedded derivatives were $28 million and ($1) million for the three months and nine months ended September 30, 2023, respectively, and $15 million and $62 million for the three months and nine months ended September 30, 2022, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($641) million and ($423) million at September 30, 2023 and December 31, 2022, respectively. Net derivative gains (losses) associated with the embedded derivative were $269 million and $218 million for the three months and nine months ended September 30, 2023, respectively, and $388 million and $1.5 billion for the three months and nine months ended September 30, 2022, respectively.
18. Subsequent Events
Pending Reinsurance Transaction
As of October 31, 2023, the Company had received all required regulatory approvals for the pending reinsurance transaction with Global Atlantic Financial Group. See Note 1 for further information regarding the transaction.

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
Business
Current Market Conditions
In the United States (“U.S.”), the Board of Governors of the Federal Reserve System and the Federal Open Market Committee took various actions in 2022 and during the first nine months of 2023 to promote economic stability and combat inflation, including raising interest rates, although some concern about an economic downturn in the U.S. remains, exacerbated by the recent banking sector turmoil. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
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

Surplus and Capital
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) developed a group capital calculation (“GCC”) tool using a risk-based capital (“RBC”) aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The NAIC amended the Insurance Holding Company System Regulatory Act and Regulation to adopt the GCC Template and Instructions and to implement the annual GCC filing requirement with an insurance group’s lead state regulator. The filing requirement becomes effective when the holding company act amendments are adopted by the state where an insurance group’s lead state regulator is located. New York adopted the amendments, effective as of August 23, 2023. We cannot predict what impact this regulatory tool may have on our business.
On August 13, 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since this may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC interim statutory accounting guidance is effective until December 31, 2025 and permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to develop a long-term solution for this issue even if interest rates shift.
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
We measure market risk related to our market sensitive traditional long-duration non-participating and limited-payment contracts based on changes in interest rates utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our traditional long-duration non-participating and limited-payment contracts, for products including, but not limited to, those within the disaggregated rollforwards included in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following tables:
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

We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products included within the disaggregated rollforwards in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following table:

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
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with a subsidiary of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment, representing total liabilities of approximately $12.8 billion at September 30, 2023. The transaction is expected to close in the fourth quarter of 2023 and is subject to satisfaction of certain remaining closing conditions. As of October 31, 2023, the Company had received all required regulatory approvals. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Key Financial Highlights
•Net income attributable to MLIC of $1.8 billion for the nine months ended September 30, 2023, compared to $5.1 billion for the nine months ended September 30, 2022.
•Adjusted earnings of $2.7 billion for the nine months ended September 30, 2023, compared to $2.3 billion for the nine months ended September 30, 2022.

Consolidated Results

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Revenues
Premiums	$17,568	$25,337
Universal life and investment-type product policy fees	1,295	1,390
Net investment income	8,422	7,528
Other revenues	1,241	1,282
Net investment gains (losses)	(1,223)	(391)
Net derivative gains (losses)	(486)	1,465
Total revenues	26,817	36,611
Expenses
Policyholder benefits and claims and policyholder dividends	19,100	27,305
Policyholder liability remeasurement (gains) losses	(146)	—
Market risk benefits remeasurement (gains) losses	(1,129)	(2,933)
Interest credited to policyholder account balances	2,662	1,731
Amortization of DAC and VOBA	226	226
Interest expense on debt	98	76
Other expenses, net of capitalization of DAC	3,923	3,999
Total expenses	24,734	30,404
Income (loss) before provision for income tax	2,083	6,207
Provision for income tax expense (benefit)	285	1,131
Net income (loss)	1,798	5,076
Less: Net income (loss) attributable to noncontrolling interests	41	4
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,757	$5,072
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Net income (loss) attributable to MLIC - Decreased $3.3 billion primarily due to the following:
Net Investment Gains (Losses) - Unfavorable change of $832 million ($657 million, net of income tax):
•Higher losses on fixed maturity securities and mortgage loans, primarily due to current period impairments for investments to be disposed of in connection with a pending reinsurance transaction
•Prior period gains on foreign currency transactions
•Prior period gains on sales of real estate investments
Partially offset by:
•Lower losses on sales of fixed maturity securities in the current period
Net Derivative Gains (Losses) - Unfavorable change of $2.0 billion ($1.5 billion, net of income tax)(1):
•Change in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
•Key equity indexes increased in the current period versus decreased in the prior period - unfavorable impact to equity options and total rate of return swaps (“TRRs”)
Partially offset by:
•Long-term interest rates increased less in the current period versus the prior period - favorable impact to the estimated fair value of receive fixed interest rate swaps

Market Risk Benefits Remeasurement Gains (Losses)(2) - Unfavorable change of $1.8 billion ($1.4 billion, net of income tax):
•Long-term interest rates increased less in the current period versus the prior period
•Updates resulting from the actuarial assumption review, as well as risk margin and other model updates, were unfavorable in the current period versus largely favorable in the prior period
Partially offset by:
•Key equity indexes increased in the current period versus decreased in the prior period
Actuarial Assumption Review - Unfavorable change of $183 million ($144 million, net of income tax):

	Nine Months Ended September 30,		Variance
	2023	2022
	(In millions, net of income tax)
Economic assumptions	$(25)	$16	$(41)
Biometric assumptions	(56)	(11)	(45)
Policyholder behavior assumptions	152	292	(140)
Operational assumptions	6	(76)	82
Total	$77	$221	$(144)
•Total results for the nine months ended September 2023 and 2022 include gains of $77 million and $221 million, respectively:
◦Of the $77 million gain, a loss of $7 million was recognized in market risk benefits remeasurement gains (losses), a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $86 million was recognized in adjusted earnings, which is discussed below
◦Of the $221 million gain, a gain of $253 million was recognized in market risk benefits remeasurement gains (losses), which is discussed above, and a loss of $32 million was recognized in adjusted earnings, which is discussed below
◦The $144 million decrease was primarily driven by updates made in the prior period to policyholder behavior assumptions in the MetLife Holdings segment related to projected annuitizations for variable annuities, which were recognized in market risk benefits remeasurement gains (losses)
Adjusted Earnings(3) - Favorable change of $408 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 14% current period versus 18% prior period:
•Current period effective tax rate on income before provision for income tax was 14% versus statutory rate of 21%:
•Tax credits
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
Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net income (loss)	$1,798	$5,076
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(1,223)	(391)
Net derivative gains (losses)	(486)	1,465
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(596)	(400)
Other revenues	(13)	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(8)	(112)
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefits remeasurement (gains) losses	1,129	2,933
Interest credited to policyholder account balances	2	30
Capitalization of DAC	—	—
Amortization of DAC and VOBA	—	—
Interest expense on debt	—	—
Other expenses	49	(5)
Provision for income tax (expense) benefit	240	(740)
Adjusted earnings	$2,704	$2,296

Premiums, fees and other revenues	$20,104	$28,009
Less: adjustments to premiums, fees and other revenues	(13)	—
Adjusted premiums, fees and other revenues	$20,117	$28,009

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the nine months ended September 30, 2023 decreased $7.9 billion, or 28%, compared to the prior period. This was primarily due to a large pension risk transfer transaction in the prior period in our Retirement and Income Solutions (“RIS”) business in our U.S. segment. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $408 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $192 million:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our U.S. segment
•Variable investment income decreased - lower returns on our real estate and private equity funds
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans
Volume Growth - Increased adjusted earnings by $170 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances in our U.S. segment and higher average invested assets in Corporate & Other
Partially offset by:
•Increase in interest credited expenses on long duration insurance products, primarily in our U.S. segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $529 million:
•Favorable mortality - U.S. segment - decreases in both incidence and severity of COVID-19 claims in our Group Benefits business
•Favorable change from refinements to certain insurance and other assets and liabilities in both periods - includes the favorable change from adjustments to certain deposit reinsurance assets and the favorable impact in the prior period from a reinsurance recapture in our U.S. segment
Actuarial Assumption Review - Increased adjusted earnings by $118 million:
•2023 actuarial assumption review impacting our U.S. and MetLife Holdings segments - favorable impact of $86 million
•2022 actuarial assumption review impacting our U.S. and MetLife Holdings segments - unfavorable impact of $32 million
Expenses - Decreased adjusted earnings by $181 million:
•Higher corporate-related expenses, partially offset by lower market-related employee costs and lower interest on uncertain tax positions, primarily in Corporate & Other
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues in our U.S. segment
Adopted Accounting Pronouncements
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
Subsequent Events
See Notes 1 and 18 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the pending reinsurance transaction with Global Atlantic Financial Group.

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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at September 30, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•liabilities do not include $8.4 billion of other policy-related balances largely consisting of claims, unearned revenue liabilities and policyholder dividends;
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

The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

September 30, 2023
(In millions)
Interest rate risk	$2,117
Foreign currency exchange rate risk	$84
Equity market risk	$—
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
The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	September 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$140,370	$(8,461)
FVO Securities		$859	$(8)
Mortgage loans		$58,337	$(1,790)
Policy loans		$5,963	$(139)
Short-term investments		$3,399	$(11)
Other invested assets		$2,057	$(61)
Cash and cash equivalents		$4,160	$(1)
Accrued investment income		$2,139	$—
Premiums, reinsurance and other receivables		$12,593	$(672)
Market risk benefits		$206	$—
Embedded derivatives within asset host contracts		$364	$1,377
Total assets			$(9,766)
Liabilities
Future policy benefits		$121,359	$5,425
Policyholder account balances		$83,108	$1,719
Market risk benefits		$2,460	$746
Payables for collateral under securities loaned and other transactions		$12,147	$—
Long-term debt		$1,927	$68
Other liabilities		$11,744	$705
Embedded derivatives within liability host contracts		$(513)	$43
Total liabilities			$8,706
Derivative Instruments
Interest rate swaps	$22,855	$636	$(1,048)
Interest rate floors	$18,246	$28	$(17)
Interest rate caps	$41,040	$653	$263
Interest rate futures	$57	$—	$(1)
Interest rate options	$38,552	$209	$(6)
Interest rate forwards	$1,292	$(308)	$(91)
Synthetic GICs	$9,253	$—	$—
Foreign currency swaps	$35,234	$1,871	$(113)
Foreign currency forwards	$1,228	$17	$—
Credit default swaps	$11,367	$126	$(4)
Equity futures	$1,016	$2	$(2)
Equity index options	$19,336	$330	$(38)
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,932	$120	$—
Total derivative instruments			$(1,057)
Net Change			$(2,117)
__________________

(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
Sensitivity to interest rates decreased $1.0 billion to $2.1 billion at September 30, 2023 from $3.1 billion at December 31, 2022.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% depreciation in the U.S. dollar compared to all other currencies at:

	September 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Depreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$140,370	$1,396
FVO Securities		$859	$—
Mortgage loans		$58,337	$236
Policy loans		$5,963	$—
Short-term investments		$3,399	$85
Other invested assets		$2,057	$108
Cash and cash equivalents		$4,160	$8
Accrued investment income		$2,139	$17
Premiums, reinsurance and other receivables		$12,593	$—
Market risk benefits		$206	$—
Total assets			$1,850
Liabilities
Future policy benefits		$121,359	$—
Policyholder account balances		$83,108	$(1,296)
Market risk benefits		$2,460	$—
Payables for collateral under securities loaned and other transactions		$12,147	$—
Long-term debt		$1,927	$—
Other liabilities		$11,744	$—
Total liabilities			$(1,296)
Derivative Instruments
Interest rate swaps	$22,855	$636	$—
Interest rate floors	$18,246	$28	$—
Interest rate caps	$41,040	$653	$—
Interest rate futures	$57	$—	$—
Interest rate options	$38,552	$209	$—
Interest rate forwards	$1,292	$(308)	$—
Synthetic GICs	$9,253	$—	$—
Foreign currency swaps	$35,234	$1,871	$(549)
Foreign currency forwards	$1,228	$17	$(91)
Credit default swaps	$11,367	$126	$2
Equity futures	$1,016	$2	$—
Equity index options	$19,336	$330	$—
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,932	$120	$—
Total derivative instruments			$(638)
Net Change			$(84)
__________________
(1)Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder.
Sensitivity to foreign currency exchange rates decreased $177 million to $84 million at September 30, 2023 from $261 million at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices at:

	September 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
FVO Securities		$859	$(61)
Other invested assets		$2,057	$(48)
Total assets			$(109)
Liabilities
Policyholder account balances		$83,108	$—
Market risk benefits		$2,460	$(326)
Embedded derivatives within liability host contracts		$(513)	$3
Total liabilities			$(323)
Derivative Instruments
Interest rate swaps	$22,855	$636	$—
Interest rate floors	$18,246	$28	$—
Interest rate caps	$41,040	$653	$—
Interest rate futures	$57	$—	$—
Interest rate options	$38,552	$209	$—
Interest rate forwards	$1,292	$(308)	$—
Synthetic GICs	$9,253	$—	$—
Foreign currency swaps	$35,234	$1,871	$—
Foreign currency forwards	$1,228	$17	$—
Credit default swaps	$11,367	$126	$—
Equity futures	$1,016	$2	$76
Equity index options	$19,336	$330	$155
Equity variance swaps	$90	$4	$—
Equity total return swaps	$1,932	$120	$201
Total derivative instruments			$432
Net Change			$—
__________________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
Sensitivity to equity market prices decreased $20 million to $0 at September 30, 2023 from $20 million at December 31, 2022.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Insider trading arrangements
During the three months ended September 30, 2023, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
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
In the second quarter of 2023, an affiliate of the Company that is a subsidiary of MetLife, Inc. but not the Company (the “Affiliate”) issued a group medical policy to the Iranian Khadije Kobra School in Dubai, United Arab Emirates (“UAE”), an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. The Affiliate recorded in its interim condensed consolidated financial statements for the third quarter of 2023 approximately $11 thousand of premiums related to this policy that were received in the second quarter of 2023. The Affiliate did not receive any additional premiums and paid less than eighty dollars in claims under this policy during the third quarter of 2023. These transactions do not have any impact on the Company’s interim condensed consolidated financial statements.
In the second quarter of 2023, the Affiliate issued a group medical policy to the Directorate of Iranian Schools in the UAE, an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. The Affiliate recorded in its interim condensed consolidated financial statements for the third quarter of 2023 approximately $67 thousand of premiums related to this policy that were received in the second quarter of 2023. The Affiliate did not receive any additional premiums and paid less than seven thousand dollars in claims under this policy during the third quarter of 2023. These transactions do not have any impact on the Company’s interim condensed consolidated financial statements.

In the third quarter of 2023, after further investigation, MetLife determined that a former policyholder, the Al Adab Iranian Private School for Boys in Dubai, UAE, may be owned or controlled, directly or indirectly, by a Government Related Entity. The Affiliate issued two group medical policies to this policyholder in March 2021, both of which terminated in March 2023 in accordance with their terms. During the third quarter of 2023, the Affiliate did not receive any premiums and paid approximately fifty dollars in claims under one of the two policies. These transactions do not have any impact on the Company’s interim condensed consolidated financial statements.
In the third quarter of 2023, after further investigation, MetLife determined that a former policyholder, the Iranian Towheed Boys School in Dubai, UAE, appears to be owned or controlled, directly or indirectly, by a Government Related Entity. The Affiliate issued two group medical policies and one group life policy to this policyholder in March 2022, all three of which terminated in March 2023 in accordance with their terms. During the third quarter of 2023, the Affiliate did not receive any premiums and paid less than three thousand dollars in claims under two of the three policies. These transactions do not have any impact on the Company’s interim condensed consolidated financial statements.
In each case, MetLife does not intend to continue any services related to or involving the policies. MetLife has investigated the circumstances of the issuance of each policy. MetLife does not intend to conduct any transactions or dealings with a Government Related Entity not specifically authorized by a U.S. federal department or agency.

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

Date: November 7, 2023