Form 10-K
period 2023-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2024-03-07
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 6, 2024, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to interest rates, credit spreads, declining equity or debt markets, real estate, obligors and counterparties, government default, derivatives, climate change and public health;
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
(10) unsuccessful efforts to meet all environmental, social, and governance standards or to enhance our sustainability;
(11) investment defaults, downgrades, or volatility;
(12) investment sales or lending difficulties;
(13) collateral or derivative-related payments;
(14) investment valuations, allowances, or impairments changes;
(15) claims or other results that differ from our estimates, assumptions, or models;
(16) business competition;
(17) catastrophes;
(18) climate changes or responses to it;
(19) deficiencies in our closed block;
(20) impairment of value of business acquired, value of distribution agreements acquired or value of customer relationships acquired;
(21) product guarantee volatility, costs, and counterparty risks;

(22) risk management failures;
(23) insufficient protection from operational risks;
(24) failure to protect confidentiality and integrity of data or other cybersecurity or disaster recovery failures;
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
The Company is a provider of insurance, annuities, employee benefits and asset management. We are also one of the largest institutional investors in the United States (“U.S.”) with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures and other limited partnerships. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the Company’s business.
Our well-recognized brand, market-leading businesses, competitive and innovative product offerings and financial strength and expertise should help drive future growth. MetLife will continue to execute on its Next Horizon strategy, creating value focusing on the following three pillars: (i) Focus; (ii) Simplify; and (iii) Differentiate.
Regulation
Overview
U.S. state regulators primarily regulate MLIC, with additional federal regulation of some of our products and services. New York’s insurance holding company laws apply to MetLife, Inc. and its U.S. insurance subsidiaries licensed in New York, including Metropolitan Life Insurance Company. Furthermore, consumer protection laws, privacy, anti-money laundering, securities, commodities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of our operations, products and services.
Set forth below is a summary of the material regulatory frameworks applicable to us.
U.S. Federal Initiatives
U.S. federal initiatives can affect our business in a variety of ways, including regulation of financial services, securities, derivatives, pensions, health care, money laundering, foreign sanctions and corrupt practices, and taxation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential federal role in regulating businesses such as ours. The Financial Stability Oversight Council (“FSOC”) may designate certain financial companies that pose a threat to U.S. financial stability as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”).
In 2023, the FSOC adopted final guidance that establishes a new process for designating certain financial companies as non-bank SIFIs. The revised approach is based on risk factors contained in a new analytic framework, including leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. Under the guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs, thereby subjecting such companies to additional supervision, examination, and regulation. Any such designation would create uncertainties for the non-bank financial company regarding the likelihood, frequency or impact of any formal or informal regulatory or supervisory actions or inquiries; the scope of applicable regulatory or supervisory requirements or restrictions and the related compliance measures and internal controls; and the permissibility of certain activities or transactions. It is difficult to predict the potential impact of these changes.
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

U.S. Insurance Holding Company Regulation
We are subject to U.S. state insurance holding company laws and regulations that are generally based on the National Association of Insurance Commissioners’ (“NAIC”) Insurance Holding Company System Regulatory Act and Regulation (“Model Holding Company Act and Regulation”). These vary by jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. State holding company laws require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. New York has enacted laws to implement these requirements. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups. All states have adopted laws and regulations enhancing group-wide supervision.
State Insurance Regulation
We are licensed and regulated in each jurisdiction where we conduct insurance business. The extent of insurance regulation in such jurisdictions varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers, including with respect to: (i) licensing companies and agents to transact business; (ii) regulating certain premium rates; (iii) reviewing and approving certain policy forms, including required policyholder disclosures; (iv) establishing statutory capital and reserve requirements and solvency standards; and (v) restricting the payment of dividends and other transactions between affiliates.
We are required to file reports, generally including detailed annual financial statements, with insurance regulators in each of the jurisdictions in which we do business. Such authorities will periodically examine our books, records, accounts, and business practices. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. See Note 19 of the Notes to the Consolidated Financial Statements regarding any reportable contingencies related to findings resulting from our state insurance department examinations.
Insurance standard-setting and regulatory support organizations, including the NAIC, encourage insurance supervisors to establish Supervisory Colleges. These organizations facilitate cooperation and coordination among insurance supervisors to enhance their understanding of the risk profile of U.S.-based insurance groups with international operations. Our lead state regulator, the NYDFS, annually chairs Supervisory College meetings that MetLife’s key U.S. and non-U.S. regulators attend.
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
Dividend Restrictions
New York restricts the dividends or other distributions an insurance company subsidiary may pay to its parent companies and limits the transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the NYDFS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 15 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
Risk-Based Capital
Metropolitan Life Insurance Company is subject to risk-based capital (“RBC”) requirements developed by the NAIC and adopted by New York. RBC is calculated annually based on a formula that applies factors to various asset, premium, claim, expense and statutory reserve items, taking into account asset, insurance, interest rate, and market and business risk characteristics. Regulators use the RBC formula as an early warning tool to identify insurers that may be inadequately capitalized for purposes of initiating regulatory action. See “Statutory Equity and Income” in Note 15 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
NAIC developments related to the RBC framework are described below.

•RBC Revisions. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021, which had a modest net positive RBC impact on us. The NAIC has also approved an RBC update for mortality risk that took effect at year-end 2022, which had a modest positive impact on our reported RBC ratios. In 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which will be effective for year-end 2024 RBC filings and is expected to have an immaterial RBC impact on us. The NAIC is currently reviewing the RBC treatment of collateralized loan obligations (“CLOs”). See “— Investments” for additional information.
•Bond Project. The NAIC has undertaken a principles-based bond project, which includes consideration of factors to determine whether an investment in an asset-backed security qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term investment assets), the latter of which has a higher risk charge. The NAIC adopted a new, principles-based definition of a bond that will be effective in certain statutory accounting guidance as of January 1, 2025. This will result in new reporting and disclosure requirements and may lead to categorical changes in the regulatory reporting and RBC charges associated with these investments.
•Interest Maintenance Reserve. In 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC’s interim statutory accounting guidance is effective until December 31, 2025 and permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for this issue.
•Group Capital Calculation. The NAIC’s group capital calculation (“GCC”) tool uses an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC Template and Instructions and to implement the annual GCC filing requirement with an insurance group’s lead state regulator. These amendments have been adopted by the majority of states, including New York. We cannot predict what impact this regulatory tool may have on our business.
Investments
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
The NAIC is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and CLOs, the NAIC adopted an amendment to the Purposes and Procedures Manual in 2023. Under the amendment, the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. We expect to begin reporting the financially modeled NAIC designations for CLOs with our year-end 2024 financial statement filings. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.
Reserves and Asset Adequacy Analysis
The NAIC’s valuation manual contains a principle-based approach to the calculation of life insurance reserves. Principle-based reserving, which is designed to better address reserving for life insurance and annuity products, has been adopted by all states.

We use capital markets solutions to finance a portion of our statutory reserve requirements for several products, such as level premium term life products and our closed block, which are subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX). The NAIC’s Actuarial Guideline 48 (“AG 48”) enhances the statutory financial statement disclosure of an insurer's use of captives and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement.
Each year a qualified actuary must submit an opinion stating that our statutory reserves, including affiliated captive reinsurers, make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by our contractual obligations and related expenses. We may increase reserves in order to submit this opinion without qualification.
In addition, the NYDFS issues annual letters on Special Considerations (each, an “SCL”) to New York-licensed insurance companies, including us, that affect year-end asset adequacy testing. An SCL could mandate assumption changes that would require us to increase, or influence our decision to release, certain asset adequacy reserves, which could materially impact our statutory capital and surplus. See “Statutory Equity and Income” in Note 15 of the Notes to the Consolidated Financial Statements.
Adjusting Non-Guaranteed Elements of Life Insurance Products
New York’s Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS prior to any such changes. The regulation also requires insurers to inform the NYDFS annually of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
Guaranty Associations
Many jurisdictions in which we transact business require life and health insurers to participate in guaranty or similar associations, which pay insurance benefits owed by insolvent or failed insurers. Guaranty associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. We have established liabilities for guaranty fund assessments that we consider adequate.
Cybersecurity, Privacy and Data Protection Regulation
We are subject to a variety of laws and regulations at the local, state and federal level regarding the collection, storage, use, retrieval, processing, disclosure, protection and security of personal information, including health-related and customer information and data of MetLife employees (our “Associates”). Various local, state and federal laws require companies such as ours to inform individuals of their privacy rights. Our personal information processing practices further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly from jurisdiction to jurisdiction. We are also subject to laws and regulations governing the security and integrity of our information systems and the information stored therein, many of which require the implementation and maintenance of a comprehensive information security program, and require notification to affected individuals and regulators in the event of security breaches and other cyber incidents affecting our information systems or the personal or non-public information stored thereon. Given growing cybersecurity risks and threats posed to information and financial systems by nation-states, terrorist organizations and independent criminal actors in recent years, insurance and other regulators have increased their focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.

Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology systems by establishing and regulating cybersecurity requirements for banking and insurance entities under the NYDFS’s jurisdiction. In general, the Regulation requires covered entities, including us, to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to assess those risks and protect the confidentiality, integrity and availability of such systems and data. Specifically, the Regulation provides for, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a Chief Information Security Officer (“CISO”) and other qualified cybersecurity personnel; (v) oversight of third party service providers with access to the information systems and nonpublic personal information of covered entities, including via implementation of written policies and procedures to evaluate the third party service provider’s cybersecurity practices; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. Covered entities that fail to comply with the Regulation may be subject to enforcement actions brought by the NYDFS, the result of which could lead to civil penalties, and other legal and reputational costs.
In late 2023, the NYDFS adopted amendments to the Regulation following several public comment periods on exposure drafts. The amendments include significant changes, such as: (a) implementing additional governance and oversight measures, including that a senior governing body (e.g., the board of directors) must have sufficient understanding of cybersecurity-related matters and regularly review management reports about cybersecurity matters; (b) expanding the types of cybersecurity events that require timely notification to the NYDFS; (c) mandating notifications to the NYDFS within 24 hours of a covered entity’s cyber-ransom payment; and (d) requiring enhancements to a covered entity’s written policies and procedures related to remote access, vulnerability management, data retention and access privileges. The majority of the new requirements become effective on April 29, 2024. We cannot predict what effect the amended Regulation will have on our business or compliance costs.
The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”) requires insurers and other entities licensed by a state insurance department to develop, implement and maintain a risk-based information security program. The Cybersecurity Model Law also establishes standards for data security and for investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states in which MLIC is licensed have adopted the Cybersecurity Model Law, and more may adopt it in the future, requiring further compliance and oversight efforts. Such compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure.
Privacy and Data Protection
In the U.S., we are subject to state laws, which impose certain obligations on the processing of personal information and provide consumers specific rights to control their personal information. For instance, the California Consumer Privacy Act (“CCPA”), which applies to certain portions of our business, requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In 2020, the CCPA was amended by the California Privacy Rights Act, which took effect in most material respects in 2023 and imposes additional rights and obligations. While a significant portion of our business is exempted from the CCPA’s specific requirements, the Health Insurance Portability and Accountability Act and the insurance laws of several states to which we are subject grant similar rights to insureds, including the right to request copies of their personal information that a company has collected.
Several other states either have proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, some of these state laws (such as those enacted in Virginia, Colorado, Connecticut, and Utah) include broad entity-wide exemptions for financial institutions. The NAIC is also developing a new consumer privacy model law that will likely be completed in 2024. Additionally, a draft of a new federal privacy bill, the American Data Privacy and Protection Act (“ADPPA”), was introduced in 2022 with the aim of harmonizing and improving federal data protection legislation. The ADPPA was not enacted during the last Congress, but it or similar federal legislation may be enacted in the future.

The above laws, and other similar laws that may be passed, may require us to adapt our practices and divert resources from other initiatives and projects to address such evolving compliance and operational requirements. Moreover, despite our efforts, governmental authorities or others may assert that our business practices or that of our vendors fail to comply with such requirements, and if we or they are found to violate any such laws, we may incur substantial fines or damages, have to change our business practices, or face reputational harm, any of which could have an adverse effect on our business.
Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence (“AI”), machine learning and automated decision-making. In 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. The AI Bulletin outlines how insurance regulators should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. In 2024, the (H) Committee plans to form a new task force that will be charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In 2023, Colorado adopted the first legally binding regulation requiring life insurers to adopt a governance and risk management framework for the use of AI, machine learning and other technologies that utilize “external consumer data” in connection with individual life insurance policies. It is expected that Colorado will also promulgate governance and testing regulations for other lines of insurance. Similarly, in January 2024, the NYDFS released for public comment a proposed circular letter focused on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.
We expect big data to remain an important issue for the NAIC and state regulators. We cannot predict which insurance regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies.
Standards of Conduct, ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and/or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid prohibited non-exempt transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
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

In 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with Securities and Exchange Commission (the “SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective in 2021. In 2023, the DOL again proposed a regulation to change the definition of “fiduciary” for purposes of the ERISA and parallel provisions of the Code when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. In November 2023, the DOL issued a proposed revised version of the five-part test, proposed amendments to PTE 2020-02, and proposed amendments to other PTEs, all of which relate to the provision of investment advice under ERISA. However, those proposed amendments are subject to notice and comment and will not be finalized for several months.
Federal and state regulators have adopted standards of conduct when recommending securities, including variable insurance products. The SEC’s Regulation Best Interest requires broker-dealers to act in the best interest of retail consumers when recommending account types, securities transactions or investment strategies involving securities, including recommendations to IRA owners, as well as non-benefit plan retail customers. In addition, the Financial Industry Regulatory Authority (“FINRA”) rules impose requirements on broker-dealers relating to the sale of variable insurance products.
State regulators and legislatures have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers. The North American Securities Administrators Association has proposed a model rule regarding broker-dealer conduct that states might seek to adopt. Although Regulation Best Interest does not include a private right of action, some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide and distribute our products and services in the states subject to such rules, and that we might be subject to additional litigation and regulatory investigations regarding our compliance with those rules.
The SECURE 2.0 Act of 2022 introduced new requirements for retirement plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures; and directed the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers such as Metropolitan Life Insurance Company, or could make such selection process more difficult for the parties involved.
Management of Climate Risk
Climate risk has come under increased scrutiny by regulators and the NAIC. In New York, the NYDFS expects both New York domestic insurers, such as Metropolitan Life Insurance Company, and foreign authorized insurers licensed in New York, to manage material climate risks by taking actions that are proportionate to the nature, scale and complexity of their businesses. However, the NYDFS issued separate guidance for New York domestic insurers, which contains more detailed expectations, such as (i) ensuring the board of directors understands relevant climate risks; (ii) performing regular reviews of the insurer’s procedures that are designed to manage climate risks; (iii) using scenario analysis to inform the insurer’s business strategies and risk assessment; and (iv) incorporating material climate risks into its financial risk management (e.g., enterprise risk management (“ERM”) and own risk and solvency assessment). The guidance states that the NYDFS will issue further guidance on the timing for implementation of certain of these expectations. In addition, New York’s regulation governing ERM, which applies to New York domestic and foreign authorized insurers, was amended to require an insurance group’s ERM function to address certain additional risks, including climate change risk.
The NAIC has adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
Pursuant to its authority under Dodd-Frank, the Federal Insurance Office (“FIO”) is also assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In 2023, the FIO released a report which evaluates climate-related issues and urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.

The SEC is also continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering. On March 6, 2024, the SEC adopted final rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The rules include a phased-in compliance period beginning with the 2025 fiscal year for large accelerated reporting companies, including MetLife, Inc. In 2022, the SEC also proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate ESG factors into their investment strategies.
In 2023, California adopted laws establishing climate disclosure and climate-related financial risk reporting requirements which apply to companies doing business in California that meet applicable revenue thresholds. Also in 2023, California adopted a law establishing disclosure requirements for entities operating within California that market, sell, purchase, or use voluntary carbon offsets, as well as those that make claims of achieving net zero emissions or carbon neutrality that operate within and make such claims within the state.
Consumer Protection Laws
As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we provide.
Derivatives Regulation and Clearing of Treasury Securities
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets requiring clearing of certain OTC derivative transactions and imposes additional costs, including reporting and margin requirements. Centralized clearing also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions.
Our derivative hedging and other risk management procedures may prove ineffective in reducing the risks to which our insurance business is exposed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the definition and the SEC’s and CFTC’s interpretive regulations, products we offer, other than stable value contracts, might also be treated as swaps. The effect of such potential treatment is difficult to predict. Special federal banking rules apply to certain derivatives contracts and other agreements with some banking institutions and certain of their affiliates. These rules generally limit or delay the rights of counterparties upon the insolvency of such banking institutions which could increase our counterparty risk.
In 2023, the principal U.S. federal banking regulatory agencies proposed for public comment regulations to implement certain international “Basel III” capital standards. The U.S. regulatory proposal could affect capital charges applicable to banks and their affiliates engaged in derivatives activities, and could thus increase the costs of our risk mitigation using derivatives, as well as impact the availability of derivatives from our counterparties. It is not certain in what manner these proposed regulations may be modified when and if finalized.
In 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. The rule effectively requires such participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2025, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2026. The rule’s potential effect on the U.S. Treasury markets is uncertain.
Securities, Broker-Dealer and Investment Adviser Regulation
Federal and state securities laws and regulations apply to insurance products that meet the definition of a “security,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be registered as securities or exempt from registration. As a result, some of our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.

Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with such laws and regulations.
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. We issue variable annuity contracts and variable life insurance policies with separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or are exempt from registration under the Securities Act. We issue a fixed interest rate contract with features that require it to be registered under the Securities Act.
Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws.
The SEC, CFTC and FINRA from time to time propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities.
Under SEC rules, the selling broker-dealers recommending our variable products and other securities offerings to end investors are required to comply with various SEC and FINRA rules and regulations, including Regulation Best Interest. SEC rules also require these selling broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, which certain states, including New York, have adopted and others may consider.
Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Diversity and Corporate Governance
The NAIC and state insurance regulators are evaluating issues related to diversity within the insurance industry. In New York, for example, the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance, and it includes diversity-related questions in its examination process.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— State Insurance Regulation,” which references a consent order. See also Note 19 of the Notes to the Consolidated Financial Statements.

Item 1A. Risk Factors
Any or each of the events described below may (or may continue to) adversely affect the global economy or global financial markets, or our reputation, regulatory, customer, or other relationships, results of operations, liquidity or cash flows, statutory capital position, ability to meet our obligations, credit and financial strength ratings, or financial condition. The effects may vary depending on timing, product, market, region or segment.
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
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, declining equity or debt markets, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, government default or spending reductions to avoid default, business investment, climate change, public health risks, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions in response thereto, may inhibit revenue growth, reduce investment opportunities and result in reduced investment returns or losses, derivative losses, reductions in fees generated, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
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
Interest rate increases may harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses and reductions in net income. Reductions in net income may in turn harm our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income upon a sale, an intent to sell, a determination it is more likely than not we will be required to sell, or if the decline in estimated fair value is due to a credit loss. During inflationary periods with rising interest rates, the value of fixed income investments falls, which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
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
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating our fixed income investments relative to our interest rate sensitive liabilities, may not be sufficient. For some of our liability portfolios, we may not be able to invest assets at the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholder’s equity because we record our non-qualified derivatives at fair value through earnings, while certain hedged items may follow an accrual-based accounting model or are recorded at fair value through other comprehensive income.
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility may result in defaults and a lack of pricing transparency, and can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments. The discount rate used to calculate liabilities for future policy benefit liabilities (“FPBs”) includes a component for market credit spreads. Changes in market credit spreads could result in volatility to liabilities for FPBs.
Equity Risks
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the fair value of our managed assets. Our variable annuity and life insurance business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity and life products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
Sustained declines in long-term equity returns or interest rates may harm the funding of our pension plan obligations. An increase in equity markets could increase settlement payments on equity futures and total rate of return swaps (“TRRs”), which may increase our cash outflows and liquidity needs.
The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds, real estate ventures, real estate funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments and equity securities.
Real Estate Risks
Changes in leasable commercial space supply and demand, lessee behaviors, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate equity investments including joint ventures.
Political, Obligor and Counterparty Risks
Our general account investments could be adversely affected by volatility resulting from economic and political concerns, as well as volatility in specific sectors. Government entities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such governments. A threat facing the U.S. economy is the continued disagreement over the federal debt limit and other budget questions. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic reduction in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within instruments backed by securitized assets may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may increase the default rate of the fixed income securities and mortgage loans in our investment portfolio.
Many of our transactions with counterparties expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize on the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan or derivative exposure due to us. Furthermore, potential action by governments and regulatory bodies, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them.
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
We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions
In cases of volatility, disruption, or other conditions in global financial markets, we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
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
We May Not Find Available, Affordable or Adequate Reinsurance to Protect Us Against Losses
Reinsurers may increase our reinsurance costs, or may decline to offer us reinsurance, due to policy changes related to public health issues, market conditions, or other factors. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
We remain liable and may incur costs as the direct insurer on all risks we reinsure as a result of a reinsurer’s insolvency, inability or unwillingness to make payments, or inability or unwillingness to maintain collateral, which could have a material adverse impact on our business, results of operations or financial condition.
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
Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, AI, privacy and data protection, tort reform legislation, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
We may incur costs to comply with laws and regulations and changes to these laws and regulations may increase our expenses and regulatory capital charges. Our failure to comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
Compliance with solvency standards or financial condition regulations may increase our capital and reserve requirements, risk management costs, and reporting costs. See “Business — Regulation — State Insurance Regulation — Surplus and Capital” for a summary of the NAIC’s developments related to financial condition regulation. We may be subject to enhanced capital standards, supervision and additional requirements, such as group capital standards or insurer capital standards.
Our ability to react to rapidly changing economic conditions and the dynamic, competitive markets may be impaired if our product designs do not allow frequent and contemporaneous revisions of key pricing elements, or if we are unable to work collaboratively with regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could harm our ability to react to such changing conditions. Rules on defined benefit pension plan funding may reduce the likelihood or delay corporate plan sponsors in terminating their plans or engaging in transactions to partially or fully transfer pension obligations. This could affect the mix of our pension risk transfers and increase non-guaranteed funding products.
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
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, for us or our competitors, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or our Associates, and business, financial condition, or results of operations, even if we or our competitors, ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices, privacy and data protection, or data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Regulators' or Customers' Expectations
Our regulators, customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of ESG standards and expectations. Our practices and performance are subject to increasing scrutiny with regard to various aspects of ESG performance from regulators and other stakeholders.
Others may evaluate our practices by ESG criteria that are continually evolving and not always clear or readily measurable. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas and are not always susceptible to consensus. Our decisions and priorities must also necessarily, and simultaneously, take account of multiple business goals and interests. Our practices may not change in the particulars or at the rate some stakeholders expect. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. In June 2022, MetLife announced its commitment to achieve net zero greenhouse gas (“GHG”) emissions by 2050 or sooner. This commitment applies to GHG emissions from MetLife’s global owned and leased offices and vehicle fleets, employee business travel, supply chain and general account investment portfolio, including the general accounts of MetLife, Inc.’s wholly-owned subsidiaries, including us, where reliable data and methodologies are available. MetLife has reoriented its climate objectives and interim targets to advance this commitment, which involves assumptions and expectations that involve risks and uncertainties. Data and measurement techniques continue to evolve. Further, because of the financed emissions included in its investment portfolio, MetLife’s ability to meet its commitments is dependent on those counterparties meeting their own carbon reduction objectives. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or fully satisfy expectations of some stakeholders. For example, some current customers and potential customers may decline to do business with us based on our sustainability practices and related policies and actions. We may also face adverse regulatory, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Major public health issues have affected and may continue to affect financial markets and our investment portfolio. These may continue to contribute to our risk of investment defaults, downgrades and volatility, asset impairments and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
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
Pandemics and other public health issues have caused and may continue to cause increased claims under many of our policies (for example, life, disability, leave, long-term care, major medical and supplemental health products), raising our resulting costs. Governments or others may fail to produce accurate population and impact data that we use in our estimates, assumptions, models, or reserves, such as death rates, infections, morbidity, hospitalization, or illness. This may cause or exacerbate any of the risks related to our estimates or assumptions. Pandemics and other public health issues may cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes to our claims or other areas subject to estimates, assumptions, models, or reserves. We may not accurately predict, prepare, and adjust to these changes.
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
We Face Technological Changes That Present New and Intensified Challenges and May Fail to Foresee or Adapt to These Changes
Our business operations rely on functioning and secure information systems and those of our vendors. Technological changes present us with new or intensified challenges, and if we are unable to foresee or adapt to these changes, our business, results of operations and financial condition may be adversely affected. For example, our assumptions, models and reserves may need to be modified if we are unable to accurately, timely, or completely process, store and retrieve the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available.
Similarly, our distribution channels may become more automated to increase flexibility of access to our services and products. We may incur significant costs to implement and adapt to such changes. If we are unsuccessful, our results of operations, competitive position, reputation and customer and distribution relationships may be harmed. Steps taken to adapt to these changes, such as changes to the method of collection and analysis of data, could also expose us to litigation or other regulatory and legal actions.
Technological changes may affect our business model and how we interact with existing or prospective customers, and evolving consumer preferences may require a redesign of our products and investment composition. For example, changes in energy technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Likewise, the growth and availability of AI technologies, including generative AI, presents significant opportunities but also complex challenges, including with respect to balancing and mitigating potential risks of harm posed by the development or deployment of AI technologies. We may fail to adjust our investments accordingly or suffer stranded assets. If we are unable to update our business model to match evolving consumer preferences and purchasing behavior, or the evolving technological landscape, our business, results of operations and financial condition may be adversely affected.
New technologies may impact the configuration of our information systems, and how they connect with those of our vendors, service providers and/or partners. Such technological developments may introduce or uncover information security vulnerabilities, which may result in breaches or increased costs associated with maintaining appropriate data privacy, data protection, and cybersecurity measures or enforcement actions against us by regulators. Any such vulnerability that results in a security breach or failure of our information systems, or those of third parties on which we rely, may result in litigation, regulatory action, negative impacts to our business operations, and reputational harm.

We May Face Catastrophes That Affect Liabilities for Policyholder Claims and Reinsurance Availability
Catastrophic events could increase claims, impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing reinsurance defaults. Pandemics and other public health issues or other events, and governmental, business, and consumer reactions to them, may affect economic conditions and may cause a large number of illnesses or deaths. Any such catastrophes may also result in changes in consumer or business confidence, behavior and investment and business activity, changes to interest rates and other market risk factors, and governmental or other restrictions on economic activity for prolonged periods. We may also be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes.
We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of short-, medium-, or long-term weather-related disasters, public health incidents, forest fires, rising sea levels and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on our management of climate-related risks.
We May Need to Fund Deficiencies in Our Closed Block, and May Not Re-Allocate Closed Block Assets
The closed block assets established in connection with our demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise available for other uses.
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
We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products
Our liabilities for guaranteed benefits, including no-lapse guarantee benefits, guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, guaranteed minimum income benefits, and certain minimum crediting rate features could increase if equity or fixed income funds decline or become more volatile, or interest rates decrease.
Our derivatives and other risk management strategies to hedge our economic exposure to these liabilities may harm our results. Our use of reinsurance, derivatives, or other risk management techniques may not sufficiently offset the costs of guarantees or protect us against losses from changes in policyholder behavior, mortality, or market events.
Policyholders may also change their behavior in unexpected ways. For example, policyholders seeking liquidity due to economic uncertainty or challenges may withdraw or surrender, change their premium payment practices, exercise product options, or take other actions at rates different from those we expect.
Operational Risks
Our Risk Management Policies and Procedures, or Our Models, May Leave Us Exposed to Unidentified or Unanticipated Risk
Our ERM and business continuity policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed.
Pandemics and other public health issues, and authorities’ and people’s reactions thereto, have resulted in and may continue to result in remote, hybrid and/or flexible office working arrangements and other unusual conditions. These may strain our risk management and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems, or those of third parties on which we rely. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may increase both our compliance costs and our risk of violations.

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
Notwithstanding our compliance with regulatory and accounting requirements in relation to internal controls and our conclusion that internal control over financial reporting is effective as of the date reported, the Company’s internal controls have in the past proved, and there is a risk that they may in the future prove, to be deficient or ineffective.
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
We, our Associates, and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious code, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, and other breaches or incidents affecting our cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented, and we require our critical vendors to implement, what we believe to be reasonable and appropriate cybersecurity and data protection measures, including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities that may increase the potential of cyber-attacks or unauthorized access. We may not timely detect such incidents.

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
In addition, we routinely transmit, receive and store personal, confidential and proprietary information by electronic means, including customers’ confidential health-related information. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, and we or our vendors may also fail to maintain adequate internal controls or comply with relevant policies and procedures designed to ensure the privacy and integrity of sensitive data. Such failure may result in our or our vendors’ intentional or unintentional disclosure or misuse of confidential information, as well as others’ misappropriation of such confidential information, which could damage our reputation, reduce demand for our products and services and subject us to significant legal and regulatory liability and expenses, which would harm our business, results of operations and financial condition.
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
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a data breach exposed any of our sensitive financial information, then customers or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies, which could lead to more enforcement actions of such laws or regulations. See “Business — Regulation — Cybersecurity, Privacy and Data Protection Regulation” for additional information. Regulators, customers, or others may act against us for any cybersecurity failures. We also have an increasing challenge of attracting and retaining highly qualified personnel to assist us in combating these security threats. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents.
We May Face Changes in Accounting Standards
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. Changes in accounting rules applicable to our business may have an adverse impact on our results of operations and financial condition. For a discussion of the impact of U.S. GAAP accounting pronouncements issued but not yet implemented, see Note 1 of the Notes to the Consolidated Financial Statements.
Our Associates May Take Excessive Risks
Our Associates, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct.

We May Have Difficulty in or Complications from Marketing and Distributing Our Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for regulatory or other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products.
Our Associates or unaffiliated firms or agents may distribute our products in an inappropriate manner, or our customers may not understand them or whether they are suitable.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Management & Strategy
MetLife manages information security risk through, and as part of, MetLife’s Information Security Program (the “Program”), which institutes and maintains controls for the systems, applications, and databases of MetLife and of its third-party providers. The primary goal of the Program is to protect the confidentiality, integrity and availability of all data MetLife owns or possesses, as well as its technology assets, through physical, technical, and administrative safeguards. This includes controls and procedures for monitoring, detecting, reporting, containing, managing, and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment takes into consideration applicable guidelines from the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology, and is managed by MetLife’s CISO, in collaboration across lines of business and corporate functions. The Board of Directors of MetLife, Inc. (the “Board” or “Board of Directors”) oversees the Program.
The key features of the Program include:
•A cybersecurity incident response team under the CISO’s direction, which is responsible for monitoring and responding to threats, vulnerabilities, and incidents.
•An incident response plan that is managed by the CISO and MetLife’s Privacy Office and tested through cross-functional annual exercises in various geographical regions of MetLife, many of which include participation from senior executives and the Board of Directors.
•Information security policies and procedures that are reviewed at least annually and updated to reflect applicable changes in law, technology, practice and emerging threats.
•Regular network and application testing and surveillance.
•Periodic review of threats, vulnerabilities and other cybersecurity risks, internal and external.
•Risk mitigation strategies, including annual internal and third-party risk assessments, as well as cybersecurity and privacy liability insurance intended to defray costs associated with an information security breach.
•Vendor management procedures designed to identify and address potential risks associated with the use of third-party service providers.
•Employee training programs on information security, data security, and cybersecurity practices and protection of data against cyber threats, at least annually.
•A cross-functional approach to addressing cybersecurity risk, with participation from Global Technology & Operations, Risk, Compliance, Legal, Privacy and Internal Audit functions.

We exercise risk-based due diligence in selecting our third-party service providers, including, as appropriate, review of vendor applications, general IT controls and the IT facilities used to service MetLife’s business. Third parties are governed by the MetLife Third-Party Risk Management program, which includes risk assessment prior to onboarding. Based on the assessment of risk, certain third-party service providers must periodically update relevant assessment documentation and be reevaluated by MetLife relative to their internal controls. Vendors deemed critical and high risk are continuously monitored by various industry solutions and services designed to identify cybersecurity risks.
MetLife also works with third parties, such as independent assessors (for example, for industry maturity assessments, penetration testing, application security reviews, and independent audits), external legal counsel and other consultants as part of the design and implementation of the Program. The Program is periodically evaluated by external experts, and the results of those reviews are reported to the Board of Directors.
During the period covered by this report, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For further discussion of our risks related to cybersecurity, see “Risk Factors — Operational Risks — We May Fail to Protect the Confidentiality and Integrity of Our Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors.”
Cybersecurity Governance
The CISO is a senior-level executive responsible for establishing and executing MetLife’s information security strategy. Management provides regular reports to the CISO detailing on-going cybersecurity risk management. The CISO and the head of Global Technology & Operations present updates to the Audit Committee of MetLife, Inc. (the “Audit Committee”) quarterly and, as necessary, to the full Board of Directors. These regular reports include updates on MetLife’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. The Audit Committee also reviews with management, as necessary, but at least annually, the adequacy and effectiveness of MetLife’s policies and internal controls regarding information security and cybersecurity. Additionally, the CISO periodically and on an event-driven basis informs and updates the Board of Directors about information security incidents and the related risks posed to MetLife.
The Program is subject to MetLife’s risk management framework and operates under the “Three Lines of Defense” model MetLife uses. The CISO regularly reports about information security risk to the Enterprise Risk Committee (“ERC”), including the Chief Risk Officer (“CRO”), and other members of the senior management team. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
The CISO, who oversees an organization that supports the day-to-day operation of the Program, is qualified in the areas of data protection and cybersecurity, having more than twenty years of professional IT experience in financial services. Prior to his current role, the CISO previously served as MetLife’s Global Chief Technology Officer with accountability for MetLife’s global infrastructure, engineering, service operations, quality assurance, application maintenance, and production management functions; he also served variously as the chief technology officer, CISO, chief information officer and global head of telecommunications engineering at other financial institutions prior to joining MetLife in 2012.
Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
See Note 19 of the Notes to the Consolidated Financial Statements.
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
Current Market Conditions
In the U.S., the Federal Reserve Board and the Federal Open Market Committee took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates, although rates have remained steady over the last few months, reflecting lower inflation. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. Effective January 1, 2023, the Company adopted a new accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “Transition Date”). The effects of adoption were therefore applied for years ended December 31, 2022 and 2021, as described in Note 1 of the Notes to the Consolidated Financial Statements. This summary of critical accounting estimates reflects this adoption. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:
(i)FPBs, market risk benefits (“MRBs”) and the accounting for reinsurance;
(ii)estimated fair values of investments in the absence of quoted market values;
(iii)investment allowance for credit loss (“ACL”) and impairments;
(iv)estimated fair values of freestanding derivatives;
(v)measurement of employee benefit plan liabilities;
(vi)measurement of income taxes and the valuation of deferred tax assets; and
(vii)liabilities for litigation and regulatory matters.
Due to the adoption of LDTI, the measurement model for deferred policy acquisition costs (“DAC”) and VOBA changed and the majority of the embedded derivatives met the criteria to be accounted for as MRBs; therefore, we no longer believe that DAC, VOBA and embedded derivatives are critical accounting estimates. LDTI impacted the recognition and measurement of FPBs, MRBs and reinsurance, along with the resulting impacts to deferred income taxes which are described in further detail below. The other critical accounting estimates above were not impacted by the adoption of LDTI and are described below.

In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
Future Policy Benefit Liabilities
Generally, FPBs are payable over an extended period of time and calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of FPBs for traditional long-duration non-participating products are expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation, and other contingent events as appropriate to the respective product type and geographical area. These assumptions are reviewed at least annually and updated as needed to reflect our expected experience for future periods. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPBs are increased, and a corresponding adjustment is recognized in net income.
Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs.
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MLIC’s FPBs, inclusive of deferred profit liabilities, as described in Note 3 of the Notes to the Consolidated Financial Statements. For such contracts, cash flow assumptions are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Generally, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For contracts issued prior to the Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Consolidated Financial Statements, for contracts issued subsequent to the Transition Date, the upper-medium grade discount rate is locked-in for the cohort and used to discount the estimated cash flows. The Company generally interprets this as a rate comparable to that of a corporate single A discount rate and reflects the duration characteristics of the liability. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting period through other comprehensive income (loss) (“OCI”).
Liabilities for universal and variable universal life secondary and paid-up guarantees (“additional insurance liabilities”) are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity indices, such as the S&P Global Ratings (“S&P”) 500 Index. These assumptions are monitored and updated retrospectively based on market conditions and historical experience on a periodic basis.
Accounting for reinsurance generally presents the income statement effect of direct policies on a net-of-reinsurance basis by using assumptions and methodologies consistent with those used to project the future performance of the underlying direct business. Further, the potential impact of counterparty credit risks is considered when measuring the reinsurance recoverables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Allowance for Credit Loss and Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.

We measure market risk related to our market sensitive traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables based on changes in interest rates utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables for products including, but not limited to, those within the disaggregated rollforwards included in Note 3 of the Notes to the Consolidated Financial Statements, as reflected in the following table:
Traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables

	December 31, 2023
	FPBs (1)	Reinsurance Recoverables	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions (2):
Mortality
Effect of an increase by 1%	$(56)	$8	$68	$(4)
Effect of a decrease by 1%	$60	$(8)	$(71)	$3
Morbidity (3)
Effect of an increase by 5%	$345	$2	$(393)	$50
Effect of a decrease by 5%	$(211)	$(2)	$255	$(46)
Lapse (4)
Effect of an increase by 10%	$(159)	$(13)	$235	$(89)
Effect of a decrease by 10%	$312	$13	$(406)	$107
__________________
(1)FPBs are inclusive of deferred profit liabilities where applicable.
(2)All sensitivities exclude potential changes in our future premium rate assumptions.
(3)For products which are subject to morbidity risk, MLIC applied sensitivities to the incidence rate assumptions only.
(4)For MetLife Holdings long-term care products, the lapse impacts include mortality as both mortality and lapse result in termination of these contracts without any additional benefit payment.
See Note 3 of the Notes to the Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of FPBs, as well as the effect of changes in such factors on the measurement of our FPBs during the year. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance programs.
Traditional participating contracts comprise a significant portion of MLIC’s FPBs, as described in Note 3 of the Notes to the Consolidated Financial Statements. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations. An additional liability would be required if the resulting liabilities are not adequate to provide for future benefits and expenses (i.e., there is a premium deficiency). For these contracts, MLIC’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
For all insurance assets and liabilities, MLIC holds capital and surplus to mitigate potential adverse experience development. The Company’s approaches for managing liquidity and capital are described in “— Liquidity and Capital Resources.”

Market Risk Benefits
MRBs are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits (referred to as “GMXBs”), in addition to an account balance which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. Certain contracts may have multiple contract features or guarantees that meet the definition of an MRB. Those benefits are aggregated and measured as a single compound MRB.
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
The estimated fair value of the net MRB liability may rise in volatile or declining equity markets or in a low interest rate environment. Market conditions including changes in interest rates, equity indices, market volatility and foreign currency exchange rates, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income, and changes in our nonperformance risk could materially affect OCI.

We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products included within the disaggregated rollforwards in Note 5 of the Notes to the Consolidated Financial Statements, as reflected in the following table:

	December 31, 2023
	MRBs (Liabilities net of Assets)	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$2	$(1)	$(1)
Effect of a decrease by 1%	$(2)	$1	$1
Lapse
Effect of an increase by 10%	$(28)	$32	$(4)
Effect of a decrease by 10%	$28	$(32)	$4
Nonperformance risk
Effect of an increase by 50 bps	$(220)	N/A	$220
Effect of a decrease by 50 bps	$244	N/A	$(244)
See Note 5 of the Notes to the Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of the MRBs, as well as the effect of changes in such factors on the measurement of our MRBs during the year. Also, see Note 12 of the Notes to the Consolidated Financial Statements for additional information on the fair value measurement of MRBs.
Estimated Fair Value of Investments
The estimated fair values of our investments are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment, including assumptions or estimates, are used to determine the estimated fair value of investments. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments. The methodologies, assumptions and inputs utilized are described in Note 12 of the Notes to the Consolidated Financial Statements.
For the vast majority of our investments, sensitivity analysis regarding unobservable inputs is not necessary or appropriate, as they are valued using quoted prices, as described above. Quantitative information about the significant unobservable inputs used in fair value measurement and the sensitivity of the estimated fair value to changes in those inputs for the more significant asset and liability classes measured at estimated fair value on a recurring basis is presented in Note 12 of the Notes to the Consolidated Financial Statements.
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

Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. We evaluate credit loss by considering information that changes from time to time about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. We estimate recovery value based on our best estimate of future cash flows, which is inherently subjective, and methodologies can vary depending on the facts and circumstances specific to each security. We record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 10 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates and assumptions as conditions change and new information becomes available. The valuation of our fixed maturity securities portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our fixed maturities securities portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.
Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and certain modified loans, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. To determine the mortgage loan ACL, we apply significant judgment to estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events and current and forecasted economic conditions which are subject to inherent uncertainty and which may change from time to time. The ACL methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 10 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates as conditions change and new information becomes available. The estimated fair value of our mortgage loan portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our mortgage loan portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.
Leases, Real Estate and Other Asset Classes
The determination of the amount of ACL on leases and impairments on real estate and the remaining asset classes is highly subjective and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of ACL and impairments are described in Notes 1 and 10 of the Notes to the Consolidated Financial Statements. Such evaluations and assessments are revised as conditions change and new information becomes available.
Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 12 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
See Note 11 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs. See also “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the sensitivity of our derivatives to changes in interest rates, foreign currency exchange rates, and equity market prices.

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
We determine the discount rate used to value the Company’s pension obligation based upon rates commensurate with current yields on high quality corporate bonds. Given our pension obligations as of December 31, 2022, the beginning of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our net periodic benefit costs in 2023 would have been as follows:

Year Ended December 31, 2023
Increase/(Decrease) in Net Periodic Pension Costs
(In millions)
Increase in discount rate by 100 bps	$(5)
Decrease in discount rate by 100 bps	$4
Given our pension obligations as of December 31, 2023, the end of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our pension benefit obligation would have been as follows:

Year Ended December 31, 2023
Increase/(Decrease) in Pension Benefit Obligation
(In millions)
Increase in discount rate by 100 bps	$(86)
Decrease in discount rate by 100 bps	$101
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
See Note 17 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.
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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies, including the intent and ability to hold certain securities until they recover in value. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there had been a 1% increase in the effective income tax rate, the change would have resulted in an approximate $139 million increase in the net deferred income tax asset balance at December 31, 2023.
See Notes 1 and 18 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

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
See Note 19 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.

Results of Operations
Overview
MLIC is a provider of insurance, annuities, employee benefits and asset management. In the fourth quarter of 2023, the Company reorganized from two segments into the following three segments to reflect changes in management’s responsibilities: Group Benefits; Retirement and Income Solutions (“RIS”); and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. These changes were applied retrospectively and did not have an impact on prior period total consolidated net income (loss) or adjusted earnings. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
Reinsurance Transaction
In November 2023, the Company completed a risk transfer transaction with a subsidiary of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which was reported in the MetLife Holdings segment. See Note 8 of the Notes to the Consolidated Financial Statements for further information.
Key Financial Highlights
•Net income attributable to MLIC was $1.1 billion for the year ended December 31, 2023, compared to $5.6 billion for the year ended December 31, 2022.
•Adjusted earnings were $3.5 billion for the year ended December 31, 2023, compared to $3.0 billion for the year ended December 31, 2022.
Consolidated Results

	Years Ended December 31,
	2023	2022
	(In millions)
Revenues
Premiums	$24,718	$31,189
Universal life and investment-type product policy fees	1,664	1,817
Net investment income	11,206	10,122
Other revenues	1,673	1,694
Net investment gains (losses)	(1,375)	(127)
Net derivative gains (losses)	(1,537)	752
Total revenues	36,349	45,447
Expenses
Policyholder benefits and claims and policyholder dividends	26,620	33,696
Policyholder liability remeasurement (gains) losses	(150)	(11)
Market risk benefit remeasurement (gains) losses	(703)	(3,379)
Interest credited to policyholder account balances	3,602	2,509
Amortization of DAC and VOBA	298	297
Interest expense on debt	132	104
Other expenses, net of capitalization of DAC	5,355	5,302
Total expenses	35,154	38,518
Income (loss) before provision for income tax	1,195	6,929
Provision for income tax expense (benefit)	60	1,273
Net income (loss)	1,135	5,656
Less: Net income (loss) attributable to noncontrolling interests	41	28
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,094	$5,628

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Net income (loss) attributable to MLIC - Decreased $4.5 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $1.2 billion ($986 million, net of income tax):
•Impairment losses in 2023 for investments disposed of in connection with a reinsurance transaction
•Gains in 2022 on (i) sales of real estate investments and (ii) foreign currency transactions
Partially offset by:
•Lower losses on sales of fixed maturity securities in 2023
Net Derivative Gains (Losses)(2) - Unfavorable change of $2.3 billion ($1.8 billion, net of income tax)(3):
•Change in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on certain reinsurance agreements
•Key equity indexes increased in 2023 versus decreased in 2022 - unfavorable impact to equity options and TRRs
Partially offset by:
•Long-term interest rates increased less significantly in 2023 versus 2022 - favorable impact to the estimated fair value of receive-fixed interest rate swaps
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $2.7 billion ($2.1 billion, net of income tax):
•Long-term interest rates increased less significantly in 2023 versus 2022
•Updates resulting from the actuarial assumption review, as well as risk margin and other model updates, were unfavorable in 2023 versus largely favorable in 2022
Partially offset by:
•Key equity indexes increased in 2023 versus decreased in 2022
Actuarial Assumption Review - Unfavorable change of $183 million ($144 million, net of income tax):

	Year Ended December 31,		Variance
	2023	2022
	(In millions, net of income tax)
Economic assumptions	$(25)	$16	$(41)
Biometric assumptions	(56)	(11)	(45)
Policyholder behavior assumptions	152	292	(140)
Operational assumptions	6	(76)	82
Total	$77	$221	$(144)
•Total results for 2023 and 2022 include gains of $77 million and $221 million, respectively:
•Of the $77 million gain, a loss of $7 million was recognized in market risk benefit remeasurement (gains) losses, a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $86 million was recognized in adjusted earnings, which is discussed below
•Of the $221 million gain, a gain of $253 million was recognized in market risk benefits remeasurement (gains) losses, which is discussed above, and a loss of $32 million was recognized in adjusted earnings, which is discussed below
•The $144 million decrease was primarily driven by updates made in 2022 to policyholder behavior assumptions in the MetLife Holdings segment related to projected annuitizations for variable annuities, which were recognized in market risk benefit remeasurement (gains) losses

Adjusted Earnings(5) - Favorable change of $483 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 5% in 2023 versus 18% in 2022:
•2023 effective tax rate on income before provision for income tax was 5% versus statutory rate of 21%:
•Low income housing and other tax credits
•Non-taxable investment income
•2022 effective tax rate on income before provision for income tax was 18% versus statutory rate of 21%:
•Low income housing and other tax credits
•Corporate tax deduction for stock compensation
•Non-taxable investment income

__________________
(1) See “— Investments — Overview” and “— Investments — Investment Portfolio Results — Net Investment Gains (Losses)” for information regarding management of our investment portfolio.
(2) See “—Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
(3) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(4) See Note 5 of the Notes to the Consolidated Financial Statements for further information on the Company’s MRBs.
(5) As used in “— Consolidated Results — Adjusted Earnings” and as more fully described in “— Non-GAAP and Other Financial Disclosures,” we refer to adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Years Ended December 31,
	2023	2022
	(In millions)
Net income (loss)	$1,135	$5,656
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(1,375)	(127)
Net derivative gains (losses)	(1,537)	752
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(789)	(588)
Other revenues	10	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(18)	(116)
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefits remeasurement (gains) losses	703	3,379
Interest credited to policyholder account balances	(18)	31
Capitalization of DAC	—	—
Amortization of DAC and VOBA	—	—
Interest expense on debt	—	—
Other expenses	50	23
Provision for income tax (expense) benefit	620	(704)
Adjusted earnings	$3,489	$3,006

Premiums, fees and other revenues	$28,055	$34,700
Less: adjustments to premiums, fees and other revenues	10	—
Adjusted premiums, fees and other revenues	$28,045	$34,700
Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2023 decreased $6.7 billion, or 19%, compared to 2022 primarily due to lower premiums in our RIS segment, mainly driven by a large pension risk transfer transaction in 2022. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits.
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $483 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $257 million:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our RIS segment
•Variable investment income decreased - lower returns on our private equity and real estate funds
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans

Volume Growth - Increased adjusted earnings by $93 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances in our RIS segment and higher average invested assets in Corporate & Other
Partially offset by:
•Increase in interest credited expenses on long-duration insurance products, primarily in our RIS segment and Corporate & Other
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $585 million:
•Favorable underwriting - favorable mortality in our Group Benefits segment - decreases in both incidence and severity of claims, including the impact of lower COVID-19 claims, in our life businesses
•Favorable change from refinements to certain insurance and other assets and liabilities in both years - includes the favorable change from adjustments to certain deposit reinsurance assets in both years and the favorable impact in 2022 from a reinsurance recapture in our RIS segment
Actuarial Assumption Review - Increased adjusted earnings by $118 million:
•2023 actuarial assumption review impacting all of our segments - favorable impact of $86 million
•2022 actuarial assumption review impacting our RIS and MetLife Holdings segments - unfavorable impact of $32 million
Expenses - Decreased adjusted earnings by $47 million:
•Higher litigation reserve and higher corporate-related expenses in Corporate & Other
•Higher employee-related and technology costs exceeded the corresponding increase in premiums, fees and other revenues in our Group Benefits segment
Largely offset by:
•Lower market-related employee costs and lower interest on uncertain tax positions in Corporate & Other

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on appropriate level of diversification and asset quality.
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
Current Environment
As a large insurer with a diverse investment portfolio, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, acts of war and banking sector volatility continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results,” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 10 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
Selected Country Investments
Our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions. The countries included in the following table have been the most affected by these risks. The table below presents a summary of selected country fixed maturity securities AFS, at estimated fair value, on a “country of risk basis” (e.g. where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at December 31, 2023
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Peru	$56	$4	$135	$195
Russian Federation	22	—	—	22
Turkey	6	2	6	14
Ukraine	1	—	2	3
Egypt	1	—	1	2
Total	$86	$6	$144	$236
Investment grade %	59.4%	40.3%	87.6%	76.1%
______________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL, and estimated fair value, net of purchased and written credit default swaps of these securities were $285 million, $240 million and $65 million, respectively, at December 31, 2023. The notional value and estimated fair value of the net purchased credit default swaps were $174 million and less than $3 million, respectively, at December 31, 2023.

We manage direct and indirect investment exposure in the selected countries through fundamental analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
See “— Overview” for a discussion of our investment portfolio and a summary of how we manage our investment portfolio. The following tables present a reconciliation of net investment income under GAAP to adjusted net investment income and our yield table. The yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Years Ended December 31,
	2023	2022
	(In millions)
Net investment income — GAAP	$11,206	$10,122
Investment hedge adjustments	777	576
Other	12	12
Adjusted net investment income (1)	$11,995	$10,710
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	For the Years Ended December 31,
	2023		2022
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.75%	$7,344	4.04%	$6,124
Mortgage loans (3)	5.21	3,302	4.28	2,612
Real estate and real estate joint ventures	0.57	48	5.40	437
Policy loans	5.21	294	5.01	288
Other limited partnership interests (4)	2.45	192	5.28	435
Cash and short-term investments	3.36	51	4.46	83
Other invested assets		1,105		1,040
Investment income	4.90%	12,336	4.47%	11,019
Investment fees and expenses	(0.14)	(341)	(0.13)	(309)
Adjusted net investment income	4.76%	$11,995	4.34%	$10,710
______________
(1)We calculate annualized yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals and includes the impact of changes in foreign currency exchange rates. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets and collateral received from derivative counterparties. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes fair value option (“FVO”) securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $147 million and ($143) million for the years ended December 31, 2023 and 2022, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
(3)Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)See “— Results of Operations — Consolidated Results — Adjusted Earnings” for discussion of results for the year ended December 31, 2023 compared to the year ended December 31, 2022.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Net Investment Gains (Losses)
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
See “— Results of Operations — Consolidated Results” for an analysis of the year-over-year changes in realized gains (losses) on investments sold, provision (release) for credit loss and impairments and non-investment portfolio gains (losses).
Fixed Maturity Securities AFS
The following table presents public and private fixed maturity securities AFS held at:

	December 31, 2023		December 31, 2022
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$99,121	69.4%	$105,977	72.8%
Privately-placed	43,684	30.6	39,599	27.2
Total fixed maturity securities AFS	$142,805	100.0%	$145,576	100.0%
Percentage of cash and invested assets	56.1%		55.7%
See Note 10 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, continuous gross unrealized losses; as well as realized gains (losses) on sales and disposals.
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2023.
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
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 12 of the Notes to the Consolidated Financial Statements for valuation approaches and key inputs by major category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.

Fair Value of Fixed Maturity Securities AFS
Fixed maturity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	December 31, 2023
Level	Fixed Maturity Securities AFS
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$8,966	6.3%
Level 2
Independent pricing sources	113,514	79.5
Significant other observable inputs	113,514	79.5
Level 3
Independent pricing sources	14,240	10.0
Internal matrix pricing or discounted cash flow techniques	5,848	4.1
Independent broker quotations	237	0.1
Significant unobservable inputs	20,325	14.2
Total at estimated fair value	$142,805	100.0%
See Note 12 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS fair value hierarchy, a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS were concentrated in three sectors at December 31, 2023: U.S. corporate securities, foreign corporate securities and ABS & CLO. During the year ended December 31, 2023, Level 3 fixed maturity securities AFS increased by $2.2 billion, or 12%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in OCI, partially offset by transfers out of Level 3 in excess of transfers into of Level 3.
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

		December 31,
		2023				2022
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$99,918	$(6,484)	$93,434	65.5%	$103,739	$(9,023)	$94,716	65.1%
Baa	2	43,254	(2,271)	40,983	28.7	46,820	(4,868)	41,952	28.8
Subtotal investment grade		143,172	(8,755)	134,417	94.2	150,559	(13,891)	136,668	93.9
Ba	3	6,447	(269)	6,178	4.3	7,042	(612)	6,430	4.4
B	4	2,049	(66)	1,983	1.4	2,320	(191)	2,129	1.5
Caa and lower	5	186	(16)	170	0.1	370	(92)	278	0.2
In or near default	6	94	(37)	57	—	72	(1)	71	—
Subtotal below investment grade		8,776	(388)	8,388	5.8	9,804	(896)	8,908	6.1
Total fixed maturity securities AFS		$151,948	$(9,143)	$142,805	100.0%	$160,363	$(14,787)	$145,576	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2023
U.S. corporate	$24,396	$21,208	$3,270	$1,476	$127	$16	$50,493
Foreign corporate	6,948	15,786	2,093	370	8	10	25,215
U.S. government and agency	20,748	312	—	—	—	—	21,060
RMBS	18,496	358	49	40	3	2	18,948
ABS & CLO	9,517	1,823	260	19	19	3	11,641
Municipals	6,196	101	22	—	—	—	6,319
CMBS	5,749	51	27	—	6	1	5,834
Foreign government	1,384	1,344	457	78	7	25	3,295
Total fixed maturity securities AFS	$93,434	$40,983	$6,178	$1,983	$170	$57	$142,805
Percentage of total	65.5%	28.7%	4.3%	1.4%	0.1%	—%	100.0%
December 31, 2022
U.S. corporate	$23,238	$22,708	$3,403	$1,558	$164	$19	$51,090
Foreign corporate	6,473	14,969	2,093	412	46	—	23,993
U.S. government and agency	21,977	381	—	—	—	—	22,358
RMBS	18,823	376	56	55	13	10	19,333
ABS & CLO	9,619	1,848	280	63	19	7	11,836
Municipals	7,306	135	23	—	—	—	7,464
CMBS	5,897	69	48	—	29	—	6,043
Foreign government	1,383	1,466	527	41	7	35	3,459
Total fixed maturity securities AFS	$94,716	$41,952	$6,430	$2,129	$278	$71	$145,576
Percentage of total	65.1%	28.8%	4.4%	1.5%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2023 or 2022. The top 10 holdings comprised 1% and 2% of total investments at December 31, 2023 and 2022, respectively. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2023		2022
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$16,790	22.3%	$16,264	21.7%
Consumer (cyclical and non-cyclical)	15,352	20.3	15,368	20.5
Utility	12,678	16.7	12,439	16.6
Industrial (basic, capital goods and other)	8,439	11.1	8,678	11.5
Transportation	7,069	9.3	6,523	8.7
Communications	5,453	7.2	5,739	7.6
Energy	5,330	7.0	5,058	6.7
Technology	2,189	2.9	2,409	3.2
Other	2,408	3.2	2,605	3.5
Total	$75,708	100.0%	$75,083	100.0%
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $36.4 billion and $37.2 billion of Structured Products, at estimated fair value, at December 31, 2023 and 2022, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
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
On a risk profile basis, RMBS includes Agency and Non-Agency securities. Agency RMBS were guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-Agency securities include prime, prime investor, non-qualified residential mortgage (“NQM”), alternative (“Alt-A”), reperforming and sub-prime mortgage-backed securities. Prime (owner-occupied) and prime investor (non owner-occupied) loans were originated to the most creditworthy borrowers with high quality credit profiles. NQM and Alt-A are classifications of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles, while reperforming loans were previously delinquent that returned to performing status.

The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2023			2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$10,782	56.9%	$(863)	$10,960	56.7%	$(1,160)
Pass-through mortgage-backed securities	8,166	43.1	(888)	8,373	43.3	(1,046)
Total RMBS	$18,948	100.0%	$(1,751)	$19,333	100.0%	$(2,206)
Risk profile
Agency	$11,623	61.3%	$(1,229)	$11,886	61.5%	$(1,473)
Non-Agency
Prime and prime investor	3,112	16.4	(313)	2,808	14.5	(451)
NQM and Alt-A	1,343	7.1	(42)	1,580	8.2	(66)
Reperforming and sub-prime	1,985	10.5	(125)	2,310	11.9	(142)
Other (1)	885	4.7	(42)	749	3.9	$(74)
Subtotal Non-Agency	7,325	38.7%	(522)	7,447	38.5%	(733)
Total RMBS	$18,948	100.0%	$(1,751)	$19,333	100.0%	$(2,206)
Ratings profile
Rated Aaa and Aa	$16,247	85.7%		$15,956	82.5%
Designated NAIC 1	$18,499	97.6%		$18,827	97.4%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
The majority of our RMBS holdings were rated Aaa and were designated NAIC 1 at both December 31, 2023 and 2022.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase and the vast majority are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities, and the vast majority are investment grade under NAIC designations.

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2023			2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$879	7.6%	$(58)	$730	6.2%	$(78)
Vehicle and equipment loans	853	7.3	(16)	892	7.5	(41)
Consumer loans	737	6.3	(63)	954	8.1	(98)
Franchise	665	5.7	(54)	730	6.2	(94)
Credit card loans	521	4.5	(4)	801	6.8	(11)
Student loans	503	4.3	(35)	560	4.7	(54)
Other (1)	1,606	13.8	(120)	1,509	12.7	(169)
Total ABS	$5,764	49.5%	$(350)	$6,176	52.2%	$(545)
CLO (2)	$5,877	50.5%	$(52)	$5,660	47.8%	$(258)
Total ABS & CLO	$11,641	100.0%	$(402)	$11,836	100.0%	$(803)

ABS ratings profile
Rated Aaa and Aa	$2,172	37.7%		$2,582	41.8%
Designated NAIC 1	$4,184	72.6%		$4,506	73.0%
CLO ratings profile
Rated Aaa and Aa	$4,454	75.8%		$4,246	75.0%
Designated NAIC 1	$5,334	90.8%		$5,111	90.3%
ABS & CLO ratings profile
Rated Aaa and Aa	$6,626	56.9%		$6,828	57.7%
Designated NAIC 1	$9,518	81.8%		$9,617	81.3%
______________
(1)Other ABS are broadly diversified across several subsectors and issuers, including securities with the following collateral types: foreign residential loans, transportation equipment, and renewable energy.
(2)Includes primarily securities collateralized by broadly syndicated bank loans.

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	December 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$3,828	65.5%	$(413)	$4,289	71.0%	$(485)
Single asset and single borrower	1,223	21.0	(88)	1,262	20.9	(117)
Agency	373	6.4	(32)	273	4.5	(24)
Commercial real estate collateralized loan obligations	226	3.9	(5)	219	3.6	(7)
Other	184	3.2	(4)	—	—	—
Total CMBS	$5,834	100.0%	$(542)	$6,043	100.0%	$(633)
Ratings profile
Rated Aaa and Aa	$4,975	85.3%		$4,960	82.1%
Designated NAIC 1	$5,750	98.6%		$5,897	97.6%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021.
Securities Lending Transactions and Repurchase Agreements
We participate in securities lending transactions and repurchase agreements with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $8.7 billion and $9.9 billion at December 31, 2023 and 2022, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties.
Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2023				2022
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$37,129	58.8%	$210	0.6%	$37,196	59.0%	$174	0.5%
Agricultural	15,831	25.1	152	1.0%	15,869	25.2	105	0.7%
Residential	10,133	16.1	147	1.5%	9,953	15.8	169	1.7%
Total	$63,093	100.0%	$509	0.8%	$63,018	100.0%	$448	0.7%

We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 89% are collateralized by properties located in the U.S., with the remaining 11% collateralized by properties located primarily in Mexico, at December 31, 2023. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 15%, 8% and 6%, respectively, of total commercial and agricultural mortgage loans at December 31, 2023. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration. The carrying values of our residential mortgage loans located in California, Florida and New York were 35%, 11% and 9%, respectively, of total residential mortgage loans at December 31, 2023.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$6,407	17.3%	$6,840	18.4%
Middle Atlantic	5,373	14.5	5,402	14.5
South Atlantic	4,884	13.1	4,913	13.2
Non-U.S.	4,805	12.9	4,977	13.4
West South Central	2,682	7.2	2,784	7.5
New England	1,774	4.8	1,681	4.5
East North Central	1,359	3.7	1,176	3.2
Mountain	1,286	3.5	1,373	3.7
West North Central	519	1.4	519	1.4
East South Central	444	1.2	413	1.1
Multi-Region and Other	7,596	20.4	7,118	19.1
Total amortized cost	37,129	100.0%	37,196	100.0%
Less: ACL	210		174
Carrying value, net of ACL	$36,919		$37,022
Property Type
Office	$13,080	35.2%	$14,223	38.2%
Apartment	8,466	22.8	7,372	19.9
Retail	5,043	13.6	5,521	14.8
Industrial	4,155	11.2	4,217	11.3
Single Family Rental	4,153	11.2	3,557	9.6
Hotel	2,232	6.0	2,306	6.2
Total amortized cost	37,129	100.0%	37,196	100.0%
Less: ACL	210		174
Carrying value, net of ACL	$36,919		$37,022

Our commercial mortgage loan investments are well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios, as shown below.

Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review by credit quality indicator and by the performance indicators of current, past due, restructured and under foreclosure. See below for further information on mortgage loans by credit quality indicator. See Note 10 of the Notes to the Consolidated Financial Statements for further information by performance indicator.
We review our commercial mortgage loan investments on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. The monitoring process for agricultural mortgage loan investments is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loan investments are reviewed on an ongoing basis which include, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loan investments on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loan investments and related ACL methodology.
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 64% and 58% at December 31, 2023 and 2022, respectively, and our average DSCR was 2.1x and 2.4x at December 31, 2023 and 2022, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our agricultural mortgage loans, our average LTV ratio was 47% at both December 31, 2023 and 2022. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our commercial mortgage loan portfolios totaling $37.1 billion at amortized cost at December 31, 2023 by key credit quality indicators of LTV and DSCR was as follows:

	December 31, 2023
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	48.0%	2.4%	1.2%	51.6%
65% - 75%	23.4%	2.6%	1.4%	27.4%
76% - 80%	5.8%	0.7%	0.4%	6.9%
>80%	8.9%	2.3%	2.9%	14.1%
Total	86.1%	8.0%	5.9%	100.0%
The distribution of our agricultural mortgage loan portfolios totaling $15.8 billion at amortized cost at December 31, 2023 by the key credit quality indicator of LTV was as follows:

December 31, 2023

LTV	Total
<65%	92.3%
65% - 75%	6.7%
76% - 80%	—%
>80%	1.0%
Total	100.0%

Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loan investments with dissimilar risk characteristics, such as collateral dependent loans, individually and on a loan specific basis. We record an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loan investments that the Company does not expect to collect, resulting in mortgage loan investments being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over contractual terms of mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL.
Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, including single and multi-property projects, and are broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $8.7 billion and $8.4 billion, or 3.4% and 3.2% of cash and invested assets, at December 31, 2023 and 2022, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had significantly appreciated to a $3.4 billion and $4.7 billion unrealized gain position at December 31, 2023 and 2022, respectively.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the year ended December 31, 2023 or 2022.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2023		2022
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$2,692	31.0%	$2,487	29.5%
Apartment	866	10.0	950	11.3
Retail	691	8.0	730	8.6
Hotel	654	7.5	665	7.9
Industrial	342	3.9	268	3.2
Land	259	3.0	362	4.3
Agriculture	7	0.1	5	0.1
Other	13	0.1	6	0.1
Wholly-owned and real estate joint ventures	$5,524	63.6%	$5,473	65.0%
Diversified property types and multi-property	1,195	13.8	1,156	13.8
Real estate funds	1,971	22.6	1,787	21.2
Total real estate and real estate joint ventures	$8,690	100.0%	$8,416	100.0%

Geographical diversification: Wholly-owned and real estate joint ventures totaled $5.5 billion at December 31, 2023, substantially all of which were located in the U.S., at December 31, 2023, at carrying value. The portion of these properties located in Washington, D.C., Georgia and Massachusetts were 13%, 13% and 12%, respectively, at December 31, 2023, at carrying value.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2023 and 2022, the carrying value of other limited partnership interests was $7.8 billion and $7.9 billion, which included $18 million and $205 million of hedge funds, respectively. Other limited partnership interests were 3.1% and 3.0% of cash and invested assets at December 31, 2023 and 2022, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag, which is when the information is reported to us. Accordingly, changes in equity market levels, which can impact the underlying results of these private equity funds, are recognized in earnings within our net investment income on a three-month lag.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
Asset Type
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$6,506	38.2%	$8,396	43.8%
Funds withheld	3,018	17.7%	3,170	16.6%
Annuities funding structured settlement claims	1,256	7.4%	1,238	6.5%
Affiliated investments	1,130	6.6%	1,307	6.8%
Tax credit and renewable energy partnerships	1,034	6.6%	1,308	6.8%
FVO securities	746	4.4%	844	4.4%
Leveraged leases	689	4.0%	731	3.8%
FHLBNY common stock	637	3.7%	659	3.4%
Operating joint venture	614	3.6%	400	2.1%
Company-owned life insurance policies	414	2.4%	200	1.0%
Equity securities	347	1.2%	240	1.3%
Direct financing leases	116	0.7%	127	0.7%
Other	533	3.5%	528	2.8%
Total	$17,040	100.0%	$19,148	100.0%
Percentage of cash and invested assets	6.7%		7.3%
See Notes 1, 8, 10 and 11 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, funds withheld, which is comprised primarily of affiliated funds withheld, annuities funding structured settlement claims, affiliated investments, tax credit and renewable energy partnerships, FVO securities, leveraged and direct financing leases, Federal Home Loan Bank of New York (“FHLBNY”) common stock, our operating joint venture and equity securities.

Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 19 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2023 and 2022. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives, such as market standard purchased and written credit default swap contracts. See Note 11 of the Notes to the Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2023 and 2022.
•The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2023, 2022 and 2021.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.
Net Derivative Gains (Losses)
A portion of our derivatives are designated and qualify as accounting hedges, which reduce volatility in earnings. For those derivatives not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. We actively evaluate market risk hedging needs and strategies to ensure our free cash flow and capital objectives are met under a range of market conditions.
Certain variable annuity products with guaranteed minimum benefits are accounted for as MRBs and are measured at estimated fair value. We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees.
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and the NYDFS statutory requirements and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
See “— Results of Operations — Consolidated Results” for an analysis of the year-over-year changes in net derivative gains (losses).
Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Consolidated Financial Statements:
◦Note 4 (funding agreements, reported in policyholder account balances (“PABs”), and the related pledged collateral);
◦Note 14 (long-term debt, short-term debt, Credit Facility, and debt and facility covenants); and
◦Note 15 (restrictions on dividends and dividend payments).

•Risk Factors:
•“— Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value”;
•“— Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Financial Strength or Credit Ratings”; and
•“— Economic Environment and Capital Markets Risks — We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions.”
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
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At December 31, 2023 and 2022, our short-term liquidity position was $4.1 billion and $6.0 billion, respectively, and liquid assets were $67.1 billion and $74.0 billion, respectively.
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

All general account assets within a particular legal entity, other than those which may have been pledged to a specific purpose, are generally available to fund obligations of the general account of that legal entity.
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
The amount of dividends that Metropolitan Life Insurance Company can pay to MetLife, Inc. is constrained by the amount of surplus Metropolitan Life Insurance Company holds to maintain its ratings and provides an additional margin for risk protection and investment in its businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. by Metropolitan Life Insurance Company is governed by insurance laws and regulations. See “Business — Regulation — State Insurance Regulation.”
Affiliated Reinsurance Transactions
Metropolitan Life Insurance Company cedes certain products to two affiliated U.S. captive reinsurers and a wholly-owned non-U.S. reinsurer for risk and capital management purposes, as well as to manage statutory reserve requirements. The reinsurance ceded to the wholly-owned non-U.S. reinsurer is eliminated within our consolidated results of operations.
Our affiliated U.S. captive reinsurers are licensed under the Special Purpose Financial Captive law adopted by their states of domicile, including Vermont and South Carolina. The statutory reserves of the affiliated ceding companies are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has entered into various support agreements in connection with the activities of these U.S. captive reinsurers.
Our wholly-owned non-U.S. reinsurer is licensed as an insurance company under the laws of the Cayman Islands. MetLife, Inc. has agreed to guarantee certain of the obligations of this non-U.S. reinsurer under a retrocession agreement with a third party.
See Note 8 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
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
Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital of Metropolitan Life Insurance Company are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. A downgrade in our insurer financial strength or credit ratings, or the credit ratings or insurer financial strength ratings of MetLife, Inc. or its other subsidiaries could adversely impact us.
Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Sources:
Operating activities, net	$4,835	$5,140
Investing activities, net	167	3,498
Net change in policyholder account balances	—	4,793
Long-term debt issued	210	64
Derivatives with certain financing elements and other derivative related transaction, net	24	308
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	2	—
Total sources	5,238	13,803
Uses:
Net change in policyholder account balances	2,994	—
Net change in payables for collateral under securities loaned and other transactions	2,381	10,695
Long-term debt repaid	—	57
Dividends paid to MetLife, Inc.	2,471	3,539
Other, net	2	57
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	7
Total uses	7,848	14,355
Net increase (decrease) in cash and cash equivalents	$(2,610)	$(552)

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
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt, deposits of funds associated with PABs and lending of securities. The principal cash outflows come from repayments of debt, payments of dividends on Metropolitan Life Insurance Company’s common stock, withdrawals associated with PABs and the return of securities on loan.
Liquidity and Capital Sources
Liquidity and capital are provided by a variety of global funding sources, including: (i) short-term debt, which includes commercial paper; (ii) long-term debt; (iii) PABs, which includes funding agreements; and (iv) the Credit Facility. Additional details regarding certain of our primary sources of liquidity and capital are included in the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under our Credit Facility. As commitments under this facility may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
The following table summarizes our outstanding debt at:

	December 31,
	2023	2022
	(In millions)
Short-term debt	$—	$99
Long-term debt (1)	$1,887	$1,676
______________
(1)Includes $437 million and $438 million of long-term debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2023 and 2022, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2023.
Liquidity and Capital Uses
The primary uses of liquidity and capital include: (i) dividends on common stock to MetLife, Inc.; (ii) debt repayments; (iii) contractual obligations, including PABs and insurance liabilities; (iv) pledged collateral; and (v) securities lending transactions and repurchase agreements. Additional details regarding certain of our primary uses of liquidity and capital are included in the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
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

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives and funding agreements. See Note 11 of the Notes to the Consolidated Financial Statements for information regarding derivatives.
Securities Lending Transactions and Repurchase Agreements
See “— Investments — Securities Lending Transactions and Repurchase Agreements.”
Contractual Obligations
Policyholder Account Balances
See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of PABs, including obligations under funding agreements. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to FPBs and PABs.
The sum of the estimated cash flows of $146.7 billion ($32.8 billion of which are estimated to occur in one year or less) exceeds the liability amount of $103.9 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
Insurance Liabilities
Insurance liabilities include FPBs, MRBs, at estimated fair value, other policy-related balances, and policyholder dividends payable, which are all reported on the consolidated balance sheet and are more fully described in Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $222.5 billion ($15.7 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $140.6 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
For the majority of our insurance operations, estimated contractual obligations for FPBs and PABs are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP.

Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2023 and 2022, general account surrenders and withdrawals from annuity products were $1.9 billion and $1.5 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2023, there were funding agreements totaling $124 million that could be put back to the Company.
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
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax. Adjusted loss is defined as negative adjusted earnings. For additional information relating to adjusted earnings, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.

The following additional information is relevant to an understanding of our performance results:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.
•Near-term represents one to three years.
•Allocated equity is the portion of common stockholder’s equity that MetLife’s management allocates to each of its segments based on local capital requirements and economic capital. See “— Risk Management — Economic Capital.”
Risk Management
MetLife has an integrated process for managing risk, that is supported by a Risk Appetite Statement approved by the Board of Directors. Risk management is overseen and conducted through multiple Board and senior management risk committees (financial and non-financial). The risk committees are established at the enterprise and local levels, as needed, to oversee capital and risk positions, approve ALM strategies and limits, and establish certain corporate risk standards and policies. The risk committees are comprised of senior leaders from the lines of business and corporate functions which ensures comprehensive coverage and sharing of risk reporting. The ERC is responsible for reviewing all material risks impacting the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks.
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
Global Risk Management
Independent from the lines of business, the centralized Global Risk Management department, led by the CRO, coordinates across all risk committees to ensure that all material risks are properly identified, measured, monitored, managed and reported across the Company. The CRO reports to the Chief Executive Officer (“CEO”) and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
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
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital can be deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business. MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. The adoption of LDTI resulted in changes to the economic capital model. The changes related to this adoption do not represent a change in the composition of the segments and in accordance with GAAP guidance for segment reporting, the Company will apply the changes to the economic capital model prospectively and did not update the economic capital model for 2022 and 2021. For further information, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
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
Information Security Risk Management
For details on information security risk management see “Cybersecurity.”

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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities AFS, mortgage loans, derivatives, and our interest rate sensitive liabilities. Fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS & CLO, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include FPBs, PABs related to certain investment type contracts, debt and MRBs primarily consisting of variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
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
Equity Market
Along with investments in equity securities and FVO securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance, such as MRBs for variable annuities with guaranteed minimum benefits and certain PABs. Equity exposures associated with real estate and limited partnership interests are excluded from this discussion.
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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
•the net present values of our interest rate sensitive exposures resulting from a 100-basis point change (increase or decrease) in interest rates;
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
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on our analysis of the impact of a 100-basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices, we have determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2023
(In millions)
Interest rate risk	$3,812
Foreign currency exchange rate risk	$65
Equity market risk	$41

The risk sensitivities derived used a 100-basis point increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices. The potential losses in estimated fair value presented are for non-trading securities.
The table below provides additional detail regarding the potential gain (loss) from changes in estimated fair value at:

	December 31, 2023
			Interest Rate Risk	Foreign Currency Exchange Rate Risk	Equity Market Risk
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates (2)	Assuming a 10% Depreciation in the U.S. Dollar (3)	Assuming a 10% Decrease in Equity Prices (4)
	(In millions)
Assets
Fixed maturity securities (5)		$143,551	$(8,834)	$1,589	$(68)
Mortgage loans		$59,511	(1,783)	247	—
Other		$34,428	(1,995)	231	(47)
Total assets			$(12,612)	$2,067	$(115)
Liabilities
Future policy benefits		$129,182	$6,493	$—	$—
Policyholder account balances		$86,093	1,875	(1,440)	—
Market risk benefits		$2,878	900	—	(347)
Short-term and long-term debt		$1,958	68	—	—
Other		$23,227	694	—	4
Total liabilities			$10,030	$(1,440)	$(343)
Derivative Instruments
Interest rate	$112,925	$1,895	$(1,091)	$—	$—
Foreign currency exchange rate	$37,281	$1,605	(95)	(695)	—
Credit	$10,816	$178	(6)	3	—
Equity market	$20,556	$(69)	(38)	—	417
Total derivative instruments			$(1,230)	$(692)	$417
Net Change			$(3,812)	$(65)	$(41)
Prior Year Net Change			$(3,102)	$(261)	$(20)
Increase/(Decrease)			$710	$(196)	$21
______________
(1)The carrying value for FPBs, as reported on the consolidated balance sheets, was used for these sensitivities. See Note 1 of the Notes to the Consolidated Financial Statements for additional details on FPBs.
(2)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
(3)Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder.
(4)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
(5)Includes FVO securities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting and presentation related to long-duration insurance contracts and certain related balances effective January 1, 2023, due to the adoption of Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended (“ASU 2018-12”), with a transition date of January 1, 2021. Also see Critical Audit Matters section below.

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

Fixed Maturity Securities Available-for-Sale – Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 10, and 12 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3.

We have determined that the fair value of Level 3 fixed maturity securities valued using internal matrix pricing or discounted cash flow techniques, is a critical audit matter because of the critical judgments made by management. This required complex auditor judgment and an increased extent of effort, including the use of fair value specialists in performing audit procedures to evaluate the estimate of fair value of these securities.

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

Insurance Liabilities – Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions. Management’s estimate of future policy benefits for long-term care insurance in the MetLife Holdings segment was $15,240 million as of December 31, 2023.

Management applies considerable judgment in evaluating actual experience and other information to determine current best estimate assumptions. Principal assumptions used in the valuation of future policy benefits for long-term care insurance include incidence, claim terminations, utilization, premium rate increases and mortality.

We have determined that future policy benefits for long-term care insurance is a critical audit matter because of the significant judgments made by management when estimating future policy benefits liability. This required subjective auditor judgment and an increased extent of effort, including the involvement of actuarial specialists, when performing audit procedures to evaluate the judgments made and the reasonableness of the principal assumptions used in the valuation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions used to determine the estimate of future policy benefits for long-term care insurance, included, among others, the following:

•We tested the effectiveness of controls over the assumptions used in the valuation of future policy benefits and the effectiveness of controls over the underlying data.

•With the involvement of our actuarial specialists, we:

◦evaluated judgments applied by management in setting principal assumptions, including evaluating the results of experience studies used as the basis for setting those assumptions.

◦evaluated that principal assumptions were applied in the valuation model as intended, on a sample basis.

Market Risk Benefits – Valuation of Market Risk Benefits for MetLife Holdings — Refer to Notes 1, 5, and 12 to the financial statements

Critical Audit Matter Description

Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance which, expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. The Company adopted ASU 2018-12, effective January 1, 2023 with a transition date of January 1, 2021 (see Adoption of New Accounting Standard explanatory paragraph above). As part of the adoption, market risk benefits were required to be measured at fair value, using a full retrospective transition method. Management’s estimates of market risk benefits in the MetLife Holdings segment were $2,858 million in liabilities and $156 million in assets as of December 31, 2023.

Management applies considerable judgment in determining the actuarial and capital market assumptions to be used in the valuation models to estimate the fair value of market risk benefits. In addition, at the transition date, management judgment was involved in estimating the assumptions at contract inception for the market risk benefits not previously accounted for as embedded derivatives. Principal assumptions include mortality, withdrawal, utilization, lapse and implied volatility.

We have identified the valuation of MetLife Holdings’ market risk benefits as a critical audit matter due to the high degree of auditor judgment and an increased extent of effort, including the use of specialists, when performing audit procedures to evaluate the judgments made by management to estimate the fair value of market risk benefits.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market risk benefits included, among others, the following:

•We tested the effectiveness of controls over valuation of market risk benefits under ASU 2018-12, including the related methodologies, models and assumptions used for determining fair value.

•With the involvement of our valuation and actuarial specialists, we:

◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the principal assumptions.

◦developed an independent estimate, on a sample basis, of the market risk benefits and evaluated differences.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 6, 2024

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	2023	2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $132 and $114, respectively); and amortized cost: $152,080 and $160,477, respectively	$142,805	$145,576
Mortgage loans (net of allowance for credit loss of $509 and $448, respectively; includes $166 and $144, respectively, relating to variable interest entities)	62,584	62,570
Policy loans	5,671	5,729
Real estate and real estate joint ventures (includes $1,427 and $1,358, respectively, relating to variable interest entities, $317 and $299, respectively, under the fair value option)	8,690	8,416
Other limited partnership interests	7,765	7,887
Short-term investments, at estimated fair value	3,048	2,759
Other invested assets (net of allowance for credit loss of $14 and $19, respectively; includes $805 and $858, respectively, of leveraged and direct financing leases; $117 and $161, respectively, relating to variable interest entities)	17,040	19,148
Total investments	247,603	252,085
Cash and cash equivalents, principally at estimated fair value	6,795	9,405
Accrued investment income	2,026	1,949
Premiums, reinsurance and other receivables	28,236	20,791
Market risk benefits, at estimated fair value	177	174
Deferred policy acquisition costs and value of business acquired	3,305	3,757
Current income tax recoverable	112	165
Deferred income tax asset	2,922	2,920
Other assets	4,312	4,352
Separate account assets	83,197	89,241
Total assets	$378,685	$384,839
Liabilities and Equity
Liabilities
Future policy benefits	$129,182	$126,914
Policyholder account balances	103,894	103,407
Market risk benefits, at estimated fair value	2,878	3,270
Other policy-related balances	8,289	7,931
Policyholder dividends payable	233	240
Payables for collateral under securities loaned and other transactions	11,790	14,171
Short-term debt	—	99
Long-term debt	1,887	1,676
Other liabilities	23,719	24,495
Separate account liabilities	83,197	89,241
Total liabilities	365,069	371,444
Contingencies, Commitments and Guarantees (Note 19)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,476
Retained earnings	7,645	9,022
Accumulated other comprehensive income (loss)	(6,872)	(8,320)
Total Metropolitan Life Insurance Company stockholder’s equity	13,253	13,183
Noncontrolling interests	363	212
Total equity	13,616	13,395
Total liabilities and equity	$378,685	$384,839
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Revenues
Premiums	$24,718	$31,189	$26,188
Universal life and investment-type product policy fees	1,664	1,817	1,874
Net investment income	11,206	10,122	12,486
Other revenues	1,673	1,694	1,616
Net investment gains (losses)	(1,375)	(127)	652
Net derivative gains (losses)	(1,537)	752	(1,629)
Total revenues	36,349	45,447	41,187
Expenses
Policyholder benefits and claims	26,150	33,133	29,084
Policyholder liability remeasurement (gains) losses	(150)	(11)	—
Market risk benefit remeasurement (gains) losses	(703)	(3,379)	(758)
Interest credited to policyholder account balances	3,602	2,509	2,185
Policyholder dividends	470	563	732
Other expenses	5,785	5,703	5,700
Total expenses	35,154	38,518	36,943
Income (loss) before provision for income tax	1,195	6,929	4,244
Provision for income tax expense (benefit)	60	1,273	529
Net income (loss)	1,135	5,656	3,715
Less: Net income (loss) attributable to noncontrolling interests	41	28	5
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,094	$5,628	$3,710
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Net income (loss)	$1,135	$5,656	$3,715
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	5,841	(30,335)	(5,341)
Deferred gains (losses) on derivatives	(1,078)	(399)	111
Future policy benefits discount rate remeasurement gains (losses)	(2,957)	21,623	5,118
Market risk benefit instrument-specific credit risk remeasurement gains (losses)	(59)	(236)	311
Foreign currency translation adjustments	56	(177)	9
Defined benefit plans adjustment	(34)	325	82
Other comprehensive income (loss), before income tax	1,769	(9,199)	290
Income tax (expense) benefit related to items of other comprehensive income (loss)	(321)	1,934	(20)
Other comprehensive income (loss), net of income tax	1,448	(7,265)	270
Comprehensive income (loss)	2,583	(1,609)	3,985
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	41	28	5
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,542	$(1,637)	$3,980
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
Cumulative effects of changes in accounting principles, net of income tax			(3,932)	(12,987)	(16,919)		(16,919)
Capital contributions from MetLife, Inc.		4			4		4
Dividends to MetLife, Inc.			(3,393)		(3,393)		(3,393)
Change in equity of noncontrolling interests					—	(14)	(14)
Net income (loss)			3,710		3,710	5	3,715
Other comprehensive income (loss), net of income tax				270	270		270
Balance at December 31, 2021	5	12,464	6,933	(1,055)	18,347	174	18,521
Capital contributions from MetLife, Inc.		12			12		12
Dividends to MetLife, Inc.			(3,539)		(3,539)		(3,539)
Change in equity of noncontrolling interests					—	10	10
Net income (loss)			5,628		5,628	28	5,656
Other comprehensive income (loss), net of income tax				(7,265)	(7,265)		(7,265)
Balance at December 31, 2022	5	12,476	9,022	(8,320)	13,183	212	13,395
Returns of capital		(1)			(1)		(1)
Dividends to MetLife, Inc.			(2,471)		(2,471)		(2,471)
Change in equity of noncontrolling interests					—	110	110
Net income (loss)			1,094		1,094	41	1,135
Other comprehensive income (loss), net of income tax				1,448	1,448		1,448
Balance at December 31, 2023	$5	$12,475	$7,645	$(6,872)	$13,253	$363	$13,616
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$1,135	$5,656	$3,715
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	124	127	136
Amortization of premiums and accretion of discounts associated with investments, net	(858)	(595)	(656)
(Gains) losses on investments and from sales of businesses, net	1,353	127	(652)
(Gains) losses on derivatives, net	2,461	935	2,712
(Income) loss from equity method investments, net of dividends or distributions	1,098	890	(1,873)
Interest credited to policyholder account balances	3,623	2,293	2,104
Universal life and investment-type product policy fees	(1,175)	(1,163)	(1,091)
Change in fair value option and trading securities	39	123	(125)
Change in accrued investment income	(146)	(230)	69
Change in premiums, reinsurance and other receivables	(992)	215	590
Change in market risk benefits	(455)	(3,141)	(476)
Change in deferred policy acquisition costs and value of business acquired, net	452	108	278
Change in income tax	(267)	853	4
Change in other assets	(77)	187	(303)
Change in insurance-related liabilities and policy-related balances	(1,546)	(1,330)	(257)
Change in other liabilities	84	(63)	(372)
Other, net	(18)	148	(74)
Net cash provided by (used in) operating activities	4,835	5,140	3,729
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	30,090	54,515	51,010
Equity securities	104	213	565
Mortgage loans	6,129	8,912	16,790
Real estate and real estate joint ventures	354	925	1,329
Other limited partnership interests	415	992	541
Short-term investments	7,271	8,914	10,309
Purchases and originations of:
Fixed maturity securities available-for-sale	(27,700)	(49,620)	(52,513)
Equity securities	(162)	(127)	(48)
Mortgage loans	(6,087)	(12,083)	(10,502)
Real estate and real estate joint ventures	(931)	(589)	(1,042)
Other limited partnership interests	(715)	(1,036)	(1,896)
Short-term investments	(7,438)	(6,727)	(12,604)
Cash received in connection with freestanding derivatives	1,628	2,967	1,720
Cash paid in connection with freestanding derivatives	(2,998)	(3,971)	(5,181)
Cash received from the redemption of an investment in affiliated preferred stock	—	—	315
Receipts on loans to affiliates	100	—	87
Purchases of loans to affiliates	—	(19)	(15)
Net change in policy loans	58	87	157
Net change in other invested assets	6	114	74
Net change in property, equipment and leasehold improvements	2	12	15
Other, net	41	19	14
Net cash provided by (used in) investing activities	$167	$3,498	$(875)
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from financing activities
Policyholder account balances:
Deposits	$69,794	$85,285	$78,129
Withdrawals	(72,788)	(80,492)	(80,850)
Net change in payables for collateral under securities loaned and other transactions	(2,381)	(10,695)	1,744
Long-term debt issued	210	64	35
Long-term debt repaid	—	(57)	(26)
Derivatives with certain financing elements and other derivative related transactions, net	24	308	173
Dividends paid to MetLife, Inc.	(2,471)	(3,539)	(3,393)
Other, net	(2)	(57)	(42)
Net cash provided by (used in) financing activities	(7,614)	(9,183)	(4,230)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	2	(7)	(4)
Change in cash and cash equivalents	(2,610)	(552)	(1,380)
Cash and cash equivalents, beginning of year	9,405	9,957	11,337
Cash and cash equivalents, end of year	$6,795	$9,405	$9,957
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$131	$102	$95
Income tax	$374	$344	$388
Non-cash transactions:
Fixed maturity securities available-for-sale disposed of in connection with a reinsurance transaction	$6,527	$—	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,113	$7,450	$—
Fixed maturity securities available-for-sale received from an affiliate	$502	$139	$—
Policyholder account balances received in connection with affiliated reinsurance transactions	$502	$—	$—
Mortgage loans disposed of in connection with a reinsurance transaction	$110	$—	$—
Equity securities received due to in-kind distributions from other limited partnership interests	$64	$84	$337
Real estate and real estate joint ventures acquired in satisfaction of debt	$34	$313	$174
Fixed maturity securities available-for-sale transferred to an affiliate	$—	$328	$—
Fair value option securities received from an affiliate	$—	$186	$—
Real estate and real estate joint ventures received from an affiliate	$—	$144	$—
Real estate and real estate joint ventures transferred to an affiliate	$—	$144	$—
Other invested assets received in connection with an affiliated reinsurance transaction	$—	$—	$3,140
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of insurance, annuities, employee benefits and asset management. In the fourth quarter of 2023, MLIC reorganized from two segments into the following three segments to reflect changes in management’s responsibilities: Group Benefits; Retirement and Income Solutions (“RIS”); and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See Note 2 for further information on the Company’s segments and Corporate & Other. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date; ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; and ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts (“LDTI”), with a transition date of January 1, 2021 (the “Transition Date”). Adoption of LDTI impacted the Company’s accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these consolidated financial statements which were previously presented, have been revised to conform with the current year accounting and presentation under LDTI. Disclosures as of the Transition Date are reflected in summary within “— Recent Accounting Pronouncements — Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts,” and in further detail (at the disaggregated level) within Notes 3, 4, 5 and 7.
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
The Company uses the equity method of accounting, unless the fair value option (“FVO”) is applied, for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as separate account assets and liabilities, investments held in separate accounts and corresponding policyholder liabilities of the same amount if all of the following criteria are met:
•such separate accounts are legally recognized;
•assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
•investment objectives are directed by the contractholder; and
•all investment performance, net of contract fees and assessments, is passed through to the contractholder.
The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations. Separate accounts credited with a contractual investment return are not reported as separate account assets and liabilities and are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees on the statements of operations.
Summary of Significant Accounting Policies
The following table presents the Company’s significant accounting policies with cross-references to the notes which provide additional information on such policies.

Accounting Policy	Note
Future Policy Benefit Liabilities	3
Policyholder Account Balances	4
Market Risk Benefits	5
Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles	7
Reinsurance	8
Investments	10
Derivatives	11
Fair Value	12
Employee Benefit Plans	17
Income Tax	18
Litigation Contingencies	19
Future Policy Benefit Liabilities
Traditional Non-participating and Limited-payment Long-duration products
The Company establishes future policy benefit liabilities (“FPBs”) for amounts payable under traditional non-participating and limited-payment long-duration insurance and reinsurance policies which include, but are not limited to, pension risk transfers, structured settlements, institutional income annuities, long-term care, individual disability, as well as whole and term life products. Generally, amounts are payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfers and longevity reinsurance solutions contracts, each of which is generally considered its own cohort. Contracts from different subsidiaries or branches, issue years, benefit currencies and product types are not grouped together in the same cohort.
Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. A net premium ratio (“NPR”) approach is utilized, where net premiums (i.e., the portion of gross premiums required to fund expected insurance benefits and claim settlement expenses) are accrued each period as FPBs. The NPR used to accrue the FPB in each period is determined by using the historical and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical and present value of expected future gross premiums for the cohort.
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs and assumptions used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the Transition Date or inception (for contracts sold after the Transition Date), as allowed by LDTI. The resulting remeasurement (gain) loss is recorded through net income and reflects the impact of the change in the NPR based on experience at the end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the Transition Date for contracts issued prior to the Transition Date) to the beginning of the quarter. The total contractual profit pattern is recognized over the expected life of the cohort by retrospectively updating the NPR. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
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
The Company generally interprets the upper-medium grade discount rate to be a rate comparable to that of a corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate for the products that are included in the disaggregated rollforwards in Note 3 which are issued in the U.S. is determined by using observable market data, including published single A base curves. The last liquid point on the upper-medium grade discount curve grades to an ultimate forward rate, which is derived using assumptions of economic growth, inflation, and a long-term upper-medium grade spread.
For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort, regardless of when premiums are received. This amortization of the DPL is recorded through net income within policyholder benefits and claims. Consistent with the Company’s measurement of traditional long-duration products, management also recognizes a FPB reserve for limited-payment contracts that is representative of the difference between the present value of expected future benefits and the present value of expected

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
future net premiums, subject to retrospective remeasurement through net income and OCI, as described above. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in net income or OCI, depending on whether the flooring relates to the FPB discounted at the locked-in discount rate versus the current upper-medium grade discount rate, respectively.
Traditional Participating Products
The Company establishes FPBs for traditional participating contracts in the U.S., which include whole and term life participating contracts in both the open and closed block using a net premium approach, similar to traditional non-participating contracts. However, for participating contracts, the discount rate and actuarial assumptions are locked in at inception, include a provision for adverse deviation, and all changes in the associated FPBs are reported within policyholder benefits and claims. See Note 9 for additional information on the closed block. For traditional participating contracts, the Company reviews its estimates of actuarial liabilities for future benefits and compares them with current best estimate assumptions. The Company revises estimates, to increase FPBs, if the Company determines that the liabilities previously established for future benefit payments less future expected net premiums in the aggregate for this line of business prove inadequate.
Additional Insurance Liabilities
Liabilities for universal and variable universal life policies with secondary guarantees (“ULSG”) and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments. The additional insurance liabilities are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the S&P Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
The resulting adjustments are recorded as policyholder liability remeasurement (gains) losses in the statement of operations reflecting the impact on the change in the ratio of benefits payable to total assessments over the life of the contract based on experience at the end of the quarter applied to the cumulative assessments received as of the beginning of the quarter.
Premium Deficiency Reserves
Premium deficiency reserves may be established for short-duration contracts to provide for expected future losses and certain expenses that exceed unearned premiums. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. For universal life-type and certain participating contracts, a premium deficiency reserve may be established when existing contract liabilities together with the present value of future fees and/or premiums are not sufficient to cover the present value of future benefits and settlement costs. Anticipated investment income is also considered in the calculations of premium deficiency reserves for short-duration contracts, as well as universal life-type and certain participating contracts.
Policyholder Account Balances
Policyholder account balances (“PABs”) represent the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder’s account balance, net of charges assessed against the account balance, and any policyholder withdrawals. This balance also includes liabilities for structured settlement and institutional income annuities, and certain other contracts, that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Market Risk Benefits
As defined by LDTI, market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and subsequently protect the contractholder from the same risk. These contracts and contract features were generally recorded as embedded derivatives or additional insurance liabilities prior to the Transition Date. Certain contracts may have multiple contract features or guarantees. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.
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
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, and dental claims. In addition, generally included in other policy-related balances are claims which have been reported but not yet settled for death, disability, and dental. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance. These amounts are then recognized in premiums when due.
The UREV liability relates to universal life and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as UREV and amortized on a basis consistent with the methodologies and assumptions used for amortizing deferred policy acquisition costs (“DAC”) for the related contracts. Changes in the UREV liability for each period (representing deferrals less amortization) are reported in universal life and investment-type product policy fees.
Recognition of Insurance Revenues and Deposits
Premiums related to long-duration individual and group fixed annuities (including pension risk transfers, certain structured settlements and certain income annuities), long-term care, individual disability, whole and term life, and participating products are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred as a DPL and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the present value of expected future policy benefit payments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Premiums related to short-duration group term life, dental, disability, and legal plan contracts are recognized on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are reflected as liabilities until earned.
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
DAC and VOBA for most long-duration products are amortized on a constant-level basis that approximates straight-line amortization on an individual contract basis. The DAC and VOBA related to RIS annuities are amortized over expected benefit payments, and for all other long-duration products are generally amortized in proportion to policy count. For short-duration products, DAC and VOBA are amortized in proportion to actual and expected future earned premiums.
DAC and VOBA are aggregated on the financial statements for reporting purposes. Amortization of DAC and VOBA is included in other expenses.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of deferred sales inducements (“DSI”) is included in policyholder benefits and claims. DSI assets were $45 million and $49 million at December 31, 2023 and 2022, respectively.

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
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent accounting for in-force blocks and new business assumed is the same as if the business was directly sold by the Company.
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
Premiums, fees, policyholder liability remeasurement (gains) losses, and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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
Investments
Net Investment Income
Net investment income includes primarily interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes, (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for FVO securities.
Net Investment Gains (Losses)
Net investment gains (losses) include primarily (i) realized gains (losses) from sales and disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes and, to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL includes both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and leveraged and direct financing leases, and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain other limited partnership interests and real estate joint ventures.
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
Fixed Maturity Securities
The majority of the Company’s fixed maturity securities are classified as AFS and are reported at their estimated fair value. Changes in the estimated fair value of these securities not recognized in earnings representing unrecognized unrealized investment gains (losses) are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 10 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also take into consideration call and maturity dates. Generally, the accrual of income is ceased and accrued investment income that is considered uncollectible is recognized as a charge within net investment gains (losses) when securities are impaired.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 10 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”
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
Mortgage Loans
The Company may originate or acquire mortgage loans and in certain cases transfer an interest under participation agreements. The Company accounts for transfers of an interest in a mortgage loan as sales if the transfers meet both the conditions of a participating interest and the conditions for sale accounting. The Company also acquires mortgage loans through an affiliate. The affiliate originates and acquires mortgage loans and the Company simultaneously purchases participation interests under a participation agreement. Mortgage loans acquired from affiliates that do not meet the conditions for sale accounting are treated as mortgage secured loans and reported within mortgage loans on the balance sheet.
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. Also included in commercial mortgage loans are revolving line of credit loans collateralized by commercial properties. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 10.
The Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase or origination based on expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, in an amount that represents the portion of the amortized cost basis of such financing receivables that the Company does not expect to collect, resulting in financing receivables being presented at the net amount expected to be collected.

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
Mortgage loans that are designated as held-for-sale are carried at the lower of amortized cost or estimated fair value.
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for an investee when it has more than a minor ownership interest or more than a minor influence over the investee’s operations but does not hold a controlling financial interest, including when the Company is not deemed the primary beneficiary of a VIE. Under the equity method, the Company recognizes its share of the investee's earnings within net investment income. Contributions paid by the Company increase carrying value and distributions received by the Company reduce carrying value. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.

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
The Company consolidates real estate joint ventures and other limited partnership interests of which it holds a controlling financial interest, or it is deemed the primary beneficiary of a VIE. Assets of certain consolidated real estate joint ventures and other limited partnership interests are initially recorded at estimated fair value. The Company elects the FVO for certain real estate joint ventures that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for real estate joint ventures and other limited partnership interests recorded at estimated fair value are recognized in net investment income.
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
•Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. The Company accounts for its tax credit and renewable energy investments under the equity method. See Note 18.
•FVO securities are primarily investments in fixed maturity securities held-for-investment that are managed on a total return basis where the FVO has been elected, with changes in estimated fair value included in net investment income.
•Net investment in leveraged leases is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL and is reported net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax benefit. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
•Investments in Federal Home Loan Bank of New York (“FHLBNY”) common stock are carried at redemption value and are considered restricted investments until redeemed by FHLBNY. Dividends are recognized in net investment income when declared.
•Investment in an operating joint venture that engages in insurance underwriting activities is accounted for under the equity method.
•Company-owned life insurance policies (“COLI”) are carried at cash surrender value.
•Equity securities are reported at their estimated fair value, with changes in estimated fair value included in net investment gains (losses). Sales of securities are determined on a specific identification basis. Dividends are recognized in net investment income when declared.
•Net investment in direct financing leases is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL. Income is recognized by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
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
•the contract or contract feature does not meet the definition of a MRB;
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.
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
The Company is a defendant in a large number of litigation matters and is involved in a number of regulatory investigations. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 19, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s consolidated financial statements.
Other Accounting Policies
Stock-Based Compensation
The Company does not issue any awards payable in its common stock or options to purchase its common stock. MetLife, Inc. grants certain employees stock-based compensation awards under various plans, subject to vesting conditions. In accordance with a services agreement with an affiliate, the Company bears a proportionate share of stock-based compensation expense. The Company’s expense related to stock-based compensation included in other expenses was $67 million, $67 million and $59 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment are determined using the straight-line method over the estimated useful lives of the assets, generally ranging from four to 40 years. Leasehold improvements are amortized over the shorter of the useful life or remaining lease term up to 20 years. The cost basis of the property, equipment and leasehold improvements was $826 million and $840 million at December 31, 2023 and 2022, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $727 million and $719 million at December 31, 2023 and 2022, respectively.
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
Other revenues primarily include fees related to service contracts from customers for prepaid legal plans, administrative services-only contracts, and recordkeeping and related services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and interest on ceded reinsurance deposit assets. These amounts are recognized as earned.
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
For the 2023 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $84 million, $2 million and $31 million in the Group Benefits, RIS and MetLife Holdings segments, respectively, at both December 31, 2023 and 2022.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents a summary of the Transition Date impacts associated with the implementation of LDTI to the consolidated balance sheet:

	Premiums, Reinsurance and Other Receivables	Deferred Policy Acquisition Costs and Value of Business Acquired	Deferred Tax Asset	Other Assets	Future Policy Benefits	Policyholder Account Balances	Market Risk Benefit Liabilities	Deferred Income Tax Liability	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balances as reported, December 31, 2020	$21,478	$2,649	$—	$4,276	$133,921	$96,635	$—	$1,980	$10,548	$11,662
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	(59)	—	—	—	(1,447)	(495)	1,883	—	—	—
Adjustments for the difference between previous carrying amounts and fair value measurements for market risk benefits	—	—	—	—	—	—	4,906	(1,030)	(3,897)	21
Removal of related amounts in accumulated other comprehensive income	—	1,482	—	29	(6,835)	—	—	1,751	—	6,595
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	32	—	—	—	89	—	—	(12)	(45)	—
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	403	—	—	—	25,208	—	—	(5,209)	—	(19,596)
Adjustments for the cumulative effect of adoption on additional insurance assets and liabilities	29	—	—	—	36	—	—	—	—	(7)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	2	12	2,518	—	(4,794)	4,794	—	2,520	10	—
Balances as adjusted, January 1, 2021	$21,885	$4,143	$2,518	$4,305	$146,178	$100,934	$6,789	$—	$6,616	$(1,325)

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
•The difference between the fair value of the MRBs and the previously recorded carrying value at the Transition Date, excluding the cumulative effect of changes in nonperformance risk of the Company, was recorded as an adjustment to the opening balance of retained earnings; and
•The cumulative effect of changes in nonperformance risk between the contract issue date and the Transition Date was recorded as an adjustment to opening AOCI as of the Transition Date.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statements of operations:

	December 31,
	2022			2021
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$31,198	$(9)	$31,189	$26,191	$(3)	$26,188
Universal life and investment-type product policy fees	$1,997	$(180)	$1,817	$2,062	$(188)	$1,874
Other revenues	$1,698	$(4)	$1,694	$1,616	$—	$1,616
Net derivative gains (losses)	$472	$280	$752	$(964)	$(665)	$(1,629)
Total revenues	$45,360	$87	$45,447	$42,043	$(856)	$41,187
Expenses
Policyholder benefits and claims	$32,954	$179	$33,133	$29,423	$(339)	$29,084
Policyholder liability remeasurement (gains) losses	$—	$(11)	$(11)	$—	$—	$—
Market risk benefits remeasurement (gains) losses	$—	$(3,379)	$(3,379)	$—	$(758)	$(758)
Interest credited to policyholder account balances	$2,382	$127	$2,509	$2,027	$158	$2,185
Policyholder dividends	$559	$4	$563	$728	$4	$732
Other expenses	$5,555	$148	$5,703	$5,617	$83	$5,700
Total expenses	$41,450	$(2,932)	$38,518	$37,795	$(852)	$36,943
Income (loss) before provision for income tax	$3,910	$3,019	$6,929	$4,248	$(4)	$4,244
Provision for income tax expense (benefit)	$639	$634	$1,273	$530	$(1)	$529
Net income (loss)	$3,271	$2,385	$5,656	$3,718	$(3)	$3,715
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,243	$2,385	$5,628	$3,713	$(3)	$3,710
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statements of comprehensive income:

	December 31,
	2022			2021
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Net income (loss)	$3,271	$2,385	$5,656	$3,718	$(3)	$3,715
Unrealized investment gains (losses), net of related offsets	$(23,566)	$(6,769)	$(30,335)	$(2,462)	$(2,879)	$(5,341)
Future policy benefits discount rate remeasurement gains (losses)	$—	$21,623	$21,623	$—	$5,118	$5,118
Market risk benefits instrument-specific credit risk remeasurement gains (losses)	$—	$(236)	$(236)	$—	$311	$311
Other comprehensive income (loss), before income tax	$(23,817)	$14,618	$(9,199)	$(2,260)	$2,550	$290
Income tax (expense) benefit related to items of other comprehensive income (loss)	$5,004	$(3,070)	$1,934	$515	$(535)	$(20)
Other comprehensive income (loss), net of income tax	$(18,813)	$11,548	$(7,265)	$(1,745)	$2,015	$270
Comprehensive income (loss)	$(15,542)	$13,933	$(1,609)	$1,973	$2,012	$3,985
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(15,570)	$13,933	$(1,637)	$1,968	$2,012	$3,980

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statements of equity:

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2020	$10,548	$—	$10,548
Cumulative effects of changes in accounting principles, net of income tax	$—	$(3,932)	$(3,932)
Net income (loss)	$3,713	$(3)	$3,710
Balance at December 31, 2021	$10,868	$(3,935)	$6,933
Net income (loss)	$3,243	$2,385	$5,628
Balance at December 31, 2022	$10,572	$(1,550)	$9,022
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$11,662	$—	$11,662
Cumulative effects of changes in accounting principles, net of income tax	$—	$(12,987)	$(12,987)
Other comprehensive income (loss), net of income tax	$(1,745)	$2,015	$270
Balance at December 31, 2021	$9,917	$(10,972)	$(1,055)
Other comprehensive income (loss), net of income tax	$(18,813)	$11,548	$(7,265)
Balance at December 31, 2022	$(8,896)	$576	$(8,320)
Total Metropolitan Life Insurance Company Stockholder’s Equity
Balance at December 31, 2020	$34,675	$—	$34,675
Cumulative effects of changes in accounting principles, net of income tax	$—	$(16,919)	$(16,919)
Net income (loss)	$3,713	$(3)	$3,710
Other comprehensive income (loss), net of income tax	$(1,745)	$2,015	$270
Balance at December 31, 2021	$33,254	$(14,907)	$18,347
Net income (loss)	$3,243	$2,385	$5,628
Other comprehensive income (loss), net of income tax	$(18,813)	$11,548	$(7,265)
Balance at December 31, 2022	$14,157	$(974)	$13,183
Total Equity
Balance at December 31, 2020	$34,858	$—	$34,858
Cumulative effects of changes in accounting principles, net of income tax	$—	$(16,919)	$(16,919)
Net income (loss)	$3,718	$(3)	$3,715
Other comprehensive income (loss), net of income tax	$(1,745)	$2,015	$270
Balance at December 31, 2021	$33,428	$(14,907)	$18,521
Change in equity of noncontrolling interests	$10	$—	$10
Net income (loss)	$3,271	$2,385	$5,656
Other comprehensive income (loss), net of income tax	$(18,813)	$11,548	$(7,265)
Balance at December 31, 2022	$14,369	$(974)	$13,395

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statements of cash flows:

	December 31,
	2022			2021
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Cash flows from operating activities
Net income (loss)	$3,271	$2,385	$5,656	$3,718	$(3)	$3,715
(Gains) losses on derivatives, net	$1,122	$(187)	$935	$2,480	$232	$2,712
Interest credited to policyholder account balances	$2,344	$(51)	$2,293	$1,988	$116	$2,104
Universal life and investment-type product policy fees	$(1,162)	$(1)	$(1,163)	$(1,070)	$(21)	$(1,091)
Change in premiums, reinsurance and other receivables	$146	$69	$215	$752	$(162)	$590
Change in market risk benefits	$—	$(3,141)	$(3,141)	$—	$(476)	$(476)
Change in deferred policy acquisition costs and value of business acquired, net	$(39)	$147	$108	$194	$84	$278
Change in income tax	$219	$634	$853	$5	$(1)	$4
Change in other assets	$201	$(14)	$187	$(308)	$5	$(303)
Change in insurance-related liabilities and policy-related balances	$(1,958)	$628	$(1,330)	$(957)	$700	$(257)
Change in other liabilities	$(67)	$4	$(63)	$(370)	$(2)	$(372)
Net cash provided by (used in) operating activities	$4,667	$473	$5,140	$3,257	$472	$3,729
Cash flows from financing activities
Policyholder account balances - deposits	$85,294	$(9)	$85,285	$78,129	$—	$78,129
Policyholder account balances - withdrawals	$(80,028)	$(464)	$(80,492)	$(80,378)	$(472)	$(80,850)
Net cash provided by (used in) financing activities	$(8,710)	$(473)	$(9,183)	$(3,758)	$(472)	$(4,230)
Other Adopted Accounting Pronouncements
The table below describes the impacts of the other ASUs adopted by the Company.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in the new ASU eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023, the Company adopted, using a prospective approach.
The new guidance has reduced the complexity involved with evaluating and accounting for certain loan modifications. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements, other than expanded disclosures in Note 10.

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2023 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Among other things, the amendments in this update require that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments include:
(i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss on an annual and interim basis;
(ii) disclosures on an amount for other segment items by reportable segment and a description of its composition on an annual and interim basis. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss;
(iii) providing all annual disclosures on a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods; and
(iv) specifying the title and position of the CODM.
Effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, to be applied on a retrospective basis unless it is impracticable (with early adoption permitted).
The Company is evaluating the impact of the guidance on its annual disclosures to be included in its 2024 consolidated financial statements and interim condensed consolidated financial statements to be issued thereafter.

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
Effective January 1, 2024, the Company will elect to account for its tax equity investments using the proportional amortization method if certain criteria are met. The adoption of the proportional amortization method will be applied on a modified retrospective basis and the Company estimates that the January 1, 2024 transition date impact from adoption will result in a decrease to total equity not to exceed $250 million, net of income tax.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information
In the fourth quarter of 2023, MLIC reorganized from two segments into the following three segments to reflect changes in management’s responsibilities: Group Benefits, RIS and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. These changes were applied retrospectively and did not have an impact on prior period total consolidated net income (loss) or adjusted earnings. In addition, the Company continues to report certain of its results of operations in Corporate & Other.
Group Benefits
The Group Benefits segment, based in the U.S., offers a broad range of products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include term, variable and universal life insurance, dental, group and individual disability and accident & health insurance.
RIS
The RIS segment, based in the U.S., offers a broad range of life and annuity-based insurance and investment products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include stable value and pension risk transfer products, institutional income annuities, structured settlements, benefit funding solutions and capital markets investment products.
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets in the United States. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses, including the Company’s ancillary non-U.S. operations. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to intersegment loans bearing interest rates commensurate with related borrowings).
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
•Other revenues include settlements of foreign currency earnings hedges and exclude asymmetrical accounting associated with in-force reinsurance.
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, (iii) asymmetrical accounting associated with in-force reinsurance, and (iv) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Interest credited to PABs excludes amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments and asymmetrical accounting associated with in-force reinsurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2023, 2022 and 2021 and at December 31, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. The adoption of LDTI resulted in changes to the economic capital model. The changes related to this adoption do not represent a change in the composition of the segments and, in accordance with GAAP guidance for segment reporting, the Company will apply the changes to the economic capital model prospectively and did not update the economic capital model for 2022 and 2021.
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

Year Ended December 31, 2023	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$20,593	$1,776	$2,346	$3	$24,718	$—	$24,718
Universal life and investment-type product policy fees	878	264	519	3	1,664	—	1,664
Net investment income (1)	1,272	6,508	3,991	224	11,995	(789)	11,206
Other revenues	711	256	197	499	1,663	10	1,673
Net investment gains (losses)	—	—	—	—	—	(1,375)	(1,375)
Net derivative gains (losses)	—	—	—	—	—	(1,537)	(1,537)
Total revenues	23,454	8,804	7,053	729	40,040	(3,691)	36,349
Expenses
Policyholder benefits and claims and policyholder dividends	17,976	4,163	4,462	1	26,602	18	26,620
Policyholder liability remeasurement (gains) losses	(26)	(158)	34	—	(150)	—	(150)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	(703)	(703)
Interest credited to policyholder account balances	193	2,492	582	317	3,584	18	3,602
Capitalization of DAC	(18)	(46)	1	(55)	(118)	—	(118)
Amortization of DAC and VOBA	26	31	224	17	298	—	298
Interest expense on debt	2	14	13	103	132	—	132
Other expenses	3,318	559	794	852	5,523	(50)	5,473
Total expenses	21,471	7,055	6,110	1,235	35,871	(717)	35,154
Provision for income tax expense (benefit)	416	365	182	(283)	680	(620)	60
Adjusted earnings	$1,567	$1,384	$761	$(223)	3,489
Adjustments to:
Total revenues					(3,691)
Total expenses					717
Provision for income tax (expense) benefit					620
Net income (loss)					$1,135		$1,135

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

At December 31, 2023	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$34,185	$180,625	$133,219	$30,656	$378,685
Separate account assets	$1,159	$47,310	$34,728	$—	$83,197
Separate account liabilities	$1,159	$47,310	$34,728	$—	$83,197
__________________
(1)Net investment income from equity method invested assets represents 0%, 1% and 2% of segment net investment income, and equity method invested assets represent 1%, 3% and 4% of segment total assets for the Group Benefits, RIS and MetLife Holdings segments, respectively.

Year Ended December 31, 2022	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$20,269	$8,425	$2,495	$—	$31,189	$—	$31,189
Universal life and investment-type product policy fees	855	267	695	—	1,817	—	1,817
Net investment income (1)	1,126	5,236	4,393	(45)	10,710	(588)	10,122
Other revenues	653	407	149	485	1,694	—	1,694
Net investment gains (losses)	—	—	—	—	—	(127)	(127)
Net derivative gains (losses)	—	—	—	—	—	752	752
Total revenues	22,903	14,335	7,732	440	45,410	37	45,447
Expenses
Policyholder benefits and claims and policyholder dividends	18,157	10,666	4,757	—	33,580	116	33,696
Policyholder liability remeasurement (gains) losses	7	(85)	67	—	(11)	—	(11)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	(3,379)	(3,379)
Interest credited to policyholder account balances	143	1,687	643	67	2,540	(31)	2,509
Capitalization of DAC	(18)	(51)	—	(120)	(189)	—	(189)
Amortization of DAC and VOBA	26	28	237	6	297	—	297
Interest expense on debt	1	8	8	87	104	—	104
Other expenses	3,073	391	801	1,249	5,514	(23)	5,491
Total expenses	21,389	12,644	6,513	1,289	41,835	(3,317)	38,518
Provision for income tax expense (benefit)	318	350	240	(339)	569	704	1,273
Adjusted earnings	$1,196	$1,341	$979	$(510)	3,006
Adjustments to:
Total revenues					37
Total expenses					3,317
Provision for income tax (expense) benefit					(704)
Net income (loss)					$5,656		$5,656

At December 31, 2022	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$33,179	$187,479	$133,393	$30,788	$384,839
Separate account assets	$990	$55,020	$33,231	$—	$89,241
Separate account liabilities	$990	$55,020	$33,231	$—	$89,241
__________________
(1)Net investment income from equity method invested assets represents 1%, 5% and 7% of segment net investment income for the Group Benefits, RIS and MetLife Holdings segments, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2021	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$19,640	$3,823	$2,725	$—	$26,188	$—	$26,188
Universal life and investment-type product policy fees	829	272	773	—	1,874	—	1,874
Net investment income (1)	1,152	6,097	5,768	48	13,065	(579)	12,486
Other revenues	617	244	243	512	1,616	—	1,616
Net investment gains (losses)	—	—	—	—	—	652	652
Net derivative gains (losses)	—	—	—	—	—	(1,629)	(1,629)
Total revenues	22,238	10,436	9,509	560	42,743	(1,556)	41,187
Expenses
Policyholder benefits and claims and policyholder dividends	18,820	5,813	5,154	—	29,787	29	29,816
Policyholder liability remeasurement (gains) losses	(4)	(11)	15	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	(758)	(758)
Interest credited to policyholder account balances	127	1,397	666	1	2,191	(6)	2,185
Capitalization of DAC	(19)	(40)	2	(6)	(63)	—	(63)
Amortization of DAC and VOBA	26	29	286	—	341	—	341
Interest expense on debt	1	5	5	85	96	—	96
Other expenses	2,819	447	839	1,230	5,335	(9)	5,326
Total expenses	21,770	7,640	6,967	1,310	37,687	(744)	36,943
Provision for income tax expense (benefit)	100	580	514	(505)	689	(160)	529
Adjusted earnings	$368	$2,216	$2,028	$(245)	4,367
Adjustments to:
Total revenues					(1,556)
Total expenses					744
Provision for income tax (expense) benefit					160
Net income (loss)					$3,715		$3,715
__________________
(1)Net investment income from equity method invested assets represents 5%, 26% and 28% of segment net investment income for the Group Benefits, RIS and MetLife Holdings segments, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Life insurance	$14,721	$14,809	$15,396
Accident & health insurance	10,460	10,111	9,493
Annuities	2,412	9,346	4,386
Other	462	434	403
Total	$28,055	$34,700	$29,678
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one RIS customer were $8.1 billion for the year ended December 31, 2022, which represented 23%, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from one Group Benefits customer were $3.6 billion, $3.8 billion and $3.9 billion for the years ended December 31, 2023, 2022 and 2021, respectively, which represented 13%, 11% and 13% of the consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2023, 2022 or 2021.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)

	RIS Annuities	MetLife Holdings Long-Term Care	MetLife Holdings Participating Life	Other Long-Duration	Short-Duration and Other	Total
	(In millions)
Balance, future policy benefits, at December 31, 2020	$54,535	$14,281	$45,349	$9,625	$10,131	$133,921
Removal of additional insurance liabilities for separate presentation (1)	(4)	—	—	(2,925)	—	(2,929)
Subtotal - pre-adoption balance, excluding additional liabilities	54,531	14,281	45,349	6,700	10,131	130,992
Removal of related amounts in AOCI	(5,571)	(1,210)	—	(54)	—	(6,835)
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	41	—	—	48	—	89
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	15,011	8,270	—	1,927	—	25,208
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(4,747)	—	—	(47)	—	(4,794)
Removal of remeasured deferred profit liabilities for separate presentation (1)	(2,413)	—	—	(250)	—	(2,663)
Balance, traditional and limited-payment contracts, at January 1, 2021	$56,852	$21,341	$45,349	$8,324	$10,131	$141,997

Balance, deferred profit liabilities at January 1, 2021	$2,413	$—	$—	$250	$—	$2,663

Balance, ceded recoverables on traditional and limited-payment contracts at December 31, 2020	$203	$—		$752		$955
Effect of remeasurement of the ceded recoverable to an upper-medium grade discount rate	135	—		268		403
Adjustments for loss contracts (with net premiums in excess of gross premiums) under the modified retrospective approach	—	—		32		32
Adjustments for the cumulative effect of adoption on ceded recoverables on traditional and limited-payment contract	6	—		20		26
Balance ceded recoverables on traditional and limited-payment contracts at January 1, 2021	$344	$—		$1,072		$1,416
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)

	MetLife Holdings Universal and Variable Universal Life	Other Long-Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,478	$1,451	$2,929
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	(1,447)	(1,447)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	36	—	36
Additional insurance liabilities at January 1, 2021	$1,514	$4	$1,518

Ceded recoverables on additional insurance liabilities at December 31, 2020	$554	$—	$554
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	9	—	9
Ceded recoverables on additional insurance liabilities at January 1, 2021	$563	$—	$563

Balance, traditional and limited-payment contracts, at January 1, 2021			$141,997
Balance, deferred profit liabilities at January 1, 2021			2,663
Balance, additional insurance liabilities at January 1, 2021			1,518
Total future policy benefits at January 1, 2021			$146,178
The Company’s future policy benefits on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$48,695	$47,990
MetLife Holdings - Long-term care	15,240	13,845
Deferred Profit Liabilities:
RIS - Annuities	3,000	2,699
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,841	1,641
MetLife Holdings - Participating life	43,586	44,434
Other long-duration (1)	6,605	6,297
Short-duration and other	10,215	10,008
Total	$129,182	$126,914
__________________
(1) This balance represents liabilities for various smaller product lines across all segments.
Rollforwards - Traditional and Limited-Payment Contracts
The following information about the direct and assumed liability for future policy benefits includes disaggregated rollforwards of expected future net premiums and expected future benefits. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the rollforwards and accompanying financial information do not include a reduction for amounts ceded to reinsurers, except with respect to ending net liability for future policy benefits balances where applicable. See Note 8 for further information regarding the impact of reinsurance on the consolidated balance sheets and the consolidated statements of operations.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	(44)	—	—
Adjusted balance	(44)	—	—
Issuances	1,607	8,326	3,370
Net premiums collected	(1,563)	(8,326)	(3,370)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected Future Policy Benefits
Balance at January 1, at current discount rate at balance sheet date	$48,190	$54,172	$55,778

Balance at January 1, at original discount rate	$49,194	$42,453	$40,767
Effect of changes in cash flow assumptions (1)	(193)	(99)	(112)
Effect of actual variances from expected experience (2)	(411)	(136)	(183)
Adjusted balance	48,590	42,218	40,472
Issuances	1,642	8,427	3,419
Interest accrual	2,377	2,182	2,098
Benefit payments	(4,618)	(3,633)	(3,536)
Balance at December 31, at original discount rate	47,991	49,194	42,453
Effect of changes in discount rate assumptions	895	(1,004)	11,719
Balance at December 31, at current discount rate at balance sheet date	48,886	48,190	54,172

Cumulative amount of fair value hedging adjustments	(191)	(200)	727
Net liability for future policy benefits	48,695	47,990	54,899
Less: Reinsurance recoverables	—	—	312
Net liability for future policy benefits, net of reinsurance	$48,695	$47,990	$54,587

Undiscounted - Expected future benefit payments	$93,959	$95,493	$80,524
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$48,886	$48,190	$54,172
Weighted-average duration of the liability	9 years	9 years	12 years
Weighted-average interest accretion (original locked-in) rate	5.0%	4.9%	5.2%
Weighted-average current discount rate at balance sheet date	5.1%	5.5%	2.9%
__________________
(1)    For the years ended December 31, 2023 and 2021, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $136 million and $95 million, respectively. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $113 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
(2)    For the year ended December 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $269 million. For the year ended December 31, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $51 million. For the year ended December 31, 2021, the net effect of actual variances from expected experience was more than offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $188 million.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
For each of the years ended December 31, 2023, 2022 and 2021, the net effect of changes in cash flow assumptions was primarily driven by updates in biometric assumptions related to mortality.
For the year ended December 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality, an amendment of an affiliated reinsurance treaty and model refinements. For the years ended December 31, 2022 and 2021, the net effect of actual variances from expected experience was primarily driven by favorable mortality.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the year ended December 31, 2022, the Company incurred a loss at issue of $91 million and recognized a net remeasurement gain of $8 million attributable to cohorts with no DPL or where the DPL was depleted during the year.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$5,775	$7,058	$7,142

Balance at January 1, at original discount rate	$5,807	$5,699	$5,516
Effect of changes in cash flow assumptions	(152)	272	270
Effect of actual variances from expected experience	199	120	183
Adjusted balance	5,854	6,091	5,969
Interest accrual	294	298	287
Net premiums collected	(582)	(582)	(557)
Balance at December 31, at original discount rate	5,566	5,807	5,699
Effect of changes in discount rate assumptions	121	(32)	1,359
Balance at December 31, at current discount rate at balance sheet date	$5,687	$5,775	$7,058

Present Value of Expected Future Policy Benefits
Balance at January 1, at current discount rate at balance sheet date	$19,619	$27,627	$28,483

Balance at January 1, at original discount rate	$20,165	$19,406	$18,586
Effect of changes in cash flow assumptions	(190)	301	276
Effect of actual variances from expected experience	223	115	188
Adjusted balance	20,198	19,822	19,050
Interest accrual	1,070	1,043	998
Benefit payments	(774)	(700)	(642)
Balance at December 31, at original discount rate	20,494	20,165	19,406
Effect of changes in discount rate assumptions	433	(546)	8,221
Balance at December 31, at current discount rate at balance sheet date	20,927	19,619	27,627
Other adjustments	—	1	—
Net liability for future policy benefits	$15,240	$13,845	$20,569

Undiscounted:
Expected future gross premiums	$10,603	$11,201	$11,404
Expected future benefit payments	$45,016	$45,872	$45,835
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,139	$7,200	$9,049
Expected future benefit payments	$20,927	$19,619	$27,627
Weighted-average duration of the liability	15 years	15 years	18 years
Weighted -average interest accretion (original locked-in) rate	5.4%	5.5%	5.5%
Weighted-average current discount rate at balance sheet date	5.2%	5.6%	3.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
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
For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in biometric assumptions associated with an increase in incidence rates. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to inflation, which increased the expected cost of care.
For the year ended December 31, 2021, the net effect of actual variances from expected experience was primarily driven by a model refinement resulting in unfavorable claim utilization expectations, largely offset by higher than expected claim terminations and mortality.
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
The following information about the direct liability for additional insurance liabilities includes a disaggregated rollforward. The products grouped within the rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the rollforward and accompanying financial information do not include a reduction for amounts ceded to reinsurers. See Note 8 for further information regarding the impact of reinsurance on the consolidated balance sheets and the consolidated statements of operations.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2023	2022	2021
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1	$1,642	$1,623	$1,514
Less: AOCI adjustment	(63)	66	78
Balance, at January 1, before AOCI adjustment	1,705	1,557	1,436
Effect of changes in cash flow assumptions	26	18	—
Effect of actual variances from expected experience	16	31	13
Adjusted balance	1,747	1,606	1,449
Assessments accrual	91	90	100
Interest accrual	90	82	75
Excess benefits paid	(73)	(73)	(67)
Balance, at December 31, before AOCI adjustment	1,855	1,705	1,557
Add: AOCI adjustment	(14)	(63)	66
Balance, at December 31	1,841	1,642	1,623
Less: Reinsurance recoverables	1,841	627	605
Balance, at December 31, net of reinsurance	$—	$1,015	$1,018

Weighted-average duration of the liability	17 years	18 years	18 years
Weighted-average interest accretion rate	5.2%	5.2%	5.2%
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
The Company’s gross premiums or assessments and interest expense recognized in the consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Years Ended December 31,
	2023		2022		2021
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$1,584	$2,377	$8,353	$2,182	$3,383	$2,098
MetLife Holdings - Long-term care	731	776	734	745	736	711
Deferred Profit Liabilities:
RIS - Annuities	N/A	144	N/A	136	N/A	132
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	452	90	470	82	535	75
Other long-duration	887	304	821	301	1,131	304
Total	$3,654	$3,691	$10,378	$3,446	$5,785	$3,320
__________________
(1) Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2) Interest expense is included in policyholder benefits and claims.
Participating Business
Participating business represented 2% and 3% of the Company’s life insurance in-force at December 31, 2023 and 2022, respectively. Participating policies represented 11%, 13% and 14% of gross traditional life insurance premiums for the years ended December 31, 2023, 2022 and 2021, respectively.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2023. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. The information about incurred and paid claims development prior to 2023 is presented as supplementary information.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
Group Benefits
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2023
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Dollars in millions)
2014	$6,986	$6,919	$6,913	$6,910	$6,914	$6,919	$6,920	$6,918	$6,920	$6,921	$1	216,354
2015		7,040	7,015	7,014	7,021	7,024	7,025	7,026	7,026	7,028	1	219,102
2016			7,125	7,085	7,095	7,104	7,105	7,104	7,107	7,109	2	221,155
2017				7,432	7,418	7,425	7,427	7,428	7,428	7,432	2	264,341
2018					7,757	7,655	7,646	7,650	7,651	7,652	2	252,744
2019						7,935	7,900	7,907	7,917	7,914	4	254,564
2020							8,913	9,367	9,389	9,384	11	299,634
2021								10,555	10,795	10,777	23	332,964
2022									9,640	9,653	44	331,022
2023										9,584	1,198	263,329
Total										83,454
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(80,287)
All outstanding liabilities for incurral years prior to 2014, net of reinsurance										20
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,187

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(In millions)
2014	$5,428	$6,809	$6,858	$6,869	$6,902	$6,912	$6,915	$6,916	$6,917	$6,919
2015		5,524	6,913	6,958	6,974	7,008	7,018	7,022	7,024	7,027
2016			5,582	6,980	7,034	7,053	7,086	7,096	7,100	7,106
2017				5,761	7,292	7,355	7,374	7,400	7,414	7,427
2018					6,008	7,521	7,578	7,595	7,629	7,646
2019						6,178	7,756	7,820	7,853	7,898
2020							6,862	9,103	9,242	9,296
2021								8,008	10,476	10,640
2022									7,101	9,399
2023										6,929
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$80,287
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	76.3%	21.1%	0.9%	0.3%	0.5%	0.2%	0.1%	—%	—%	—%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2023
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Dollars in millions)
2014	$1,076	$1,077	$1,079	$1,101	$1,109	$1,098	$1,097	$1,081	$1,078	$1,071	$—	22,854
2015		1,082	1,105	1,093	1,100	1,087	1,081	1,067	1,086	1,078	—	21,218
2016			1,131	1,139	1,159	1,162	1,139	1,124	1,123	1,086	—	17,974
2017				1,244	1,202	1,203	1,195	1,165	1,181	1,101	—	16,329
2018					1,240	1,175	1,163	1,147	1,170	1,102	—	15,215
2019						1,277	1,212	1,169	1,177	1,103	—	15,408
2020							1,253	1,223	1,155	1,100	—	15,773
2021								1,552	1,608	1,477	9	19,557
2022									1,641	1,732	46	18,006
2023										1,725	793	10,994
Total										12,575
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,295)
All outstanding liabilities for incurral years prior to 2014, net of reinsurance										1,477
Total unpaid claims and claim adjustment expenses, net of reinsurance										$7,757

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(In millions)
2014	$51	$266	$428	$526	$609	$677	$732	$778	$818	$850
2015		50	264	427	524	601	665	718	764	801
2016			49	267	433	548	628	696	750	769
2017				56	290	476	579	655	719	718
2018					54	314	497	594	666	663
2019						57	342	522	620	621
2020							59	355	535	560
2021								95	505	620
2022									76	609
2023										84
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,295
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	5.0%	24.0%	14.9%	8.3%	6.0%	4.8%	3.7%	3.4%	3.6%	3.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
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
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses decreased in 2023 compared to the 2022 incurral year due to the decline in COVID-19 related death claims. For Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2023 compared to 2022 incurral year due to the growth in the size of the business.
The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
Certain of the Group Life - Term customers have experience-rated contracts, whereby the group sponsor participates in the favorable and/or adverse claim experience, including favorable and/or adverse prior year development. Claim experience adjustments on these contracts are not reflected in the foregoing incurred and paid claim development tables, but are instead reflected as an increase (adverse experience) or decrease (favorable experience) to premiums on the consolidated statements of operations.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.7 billion and $6.5 billion at December 31, 2023 and 2022, respectively. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.3 billion and $1.2 billion at December 31, 2023 and 2022, respectively. The amount of interest accretion recognized was $516 million, $461 million and $518 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts were reflected in policyholder benefits and claims.
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
3. Future Policy Benefits — (continued)
Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claims adjustment expenses on the consolidated balance sheet was as follows at:

	December 31, 2023
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
Group Benefits:
Group Life - Term	$3,187
Group Long-Term Disability	7,757
Total		$10,944
Other insurance lines - all segments combined		894
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		11,838

Reinsurance recoverables on unpaid claims:
Group Benefits:
Group Life - Term	8
Group Long-Term Disability	272
Total		280
Other insurance lines - all segments combined		31
Total reinsurance recoverable on unpaid claims		311
Total unpaid claims and allocated claims adjustment expense		12,149
Discounting		(1,325)
Liability for unpaid claims and claim adjustment liabilities - short-duration		10,824
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		785
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$11,609

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$11,300	$10,820	$9,791
Less: Reinsurance recoverables	1,633	1,857	1,209
Net balance at January 1,	9,667	8,963	8,582
Incurred related to:
Current year	19,983	19,997	19,876
Prior years (1)	14	359	567
Total incurred	19,997	20,356	20,443
Paid related to:
Current year	(14,484)	(14,439)	(15,331)
Prior years	(5,311)	(5,213)	(4,731)
Total paid	(19,795)	(19,652)	(20,062)
Net balance at December 31,	9,869	9,667	8,963
Add: Reinsurance recoverables	1,740	1,633	1,857
Balance at December 31,	$11,609	$11,300	$10,820
______________
(1)For the year ended December 31, 2023, incurred claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year. For the years ended December 31, 2022 and 2021, incurred claims and claim adjustment expenses include expenses associated with prior years but reported in 2022 and 2021 which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.

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
The LDTI transition adjustments related to PABs, as described in Note 1, were as follows at the Transition Date:

	Group Benefits Group Life	RIS Capital Markets Investment Products and Stable Value GICs	RIS Annuities and Risk Solutions	MetLife Holdings Annuities	Other	Total
	(In millions)
Balance at December 31, 2020	$7,585	$60,641	$5,316	$15,012	$8,081	$96,635
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	(1)	(494)	—	(495)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	—	—	4,747	—	47	4,794
Balance at January 1, 2021	$7,585	$60,641	$10,062	$14,518	$8,128	$100,934
The Company’s PABs on the consolidated balance sheets were as follows at:

	December 31, 2023	December 31, 2022
	(In millions)
Group Benefits - Group Life	$7,605	$7,954
RIS:
Capital Markets Investment Products and Stable Value GICs	58,554	58,508
Annuities and Risk Solutions	10,650	10,244
MetLife Holdings - Annuities	10,888	12,598
Other	16,197	14,103
Total	$103,894	$103,407

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$7,954	$7,889	$7,585
Deposits	3,227	3,227	3,444
Policy charges	(635)	(612)	(589)
Surrenders and withdrawals	(3,121)	(2,680)	(2,667)
Benefit payments	(12)	(10)	(9)
Net transfers from (to) separate accounts	—	(2)	(1)
Interest credited	192	142	126
Balance at December 31,	$7,605	$7,954	$7,889

Weighted-average annual crediting rate	2.5%	1.8%	1.6%

At period end:
Cash surrender value	$7,543	$7,900	$7,837
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$250,033	$244,638	$238,062
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$863	$4,558	$5,421
Equal to or greater than 2% but less than 4%	1,196	9	62	2	1,269
Equal to or greater than 4%	727	1	43	34	805
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	110
Total	$1,923	$10	$968	$4,594	$7,605

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$899	$4,471	$236	$5,606
Equal to or greater than 2% but less than 4%	1,303	52	21	—	1,376
Equal to or greater than 4%	803	1	11	30	845
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	127
Total	$2,106	$952	$4,503	$266	$7,954

December 31, 2021
Equal to or greater than 0% but less than 2%	$5,228	$132	$—	$131	$5,491
Equal to or greater than 2% but less than 4%	1,374	50	23	—	1,447
Equal to or greater than 4%	793	—	—	29	822
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	129
Total	$7,395	$182	$23	$160	$7,889

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements.
In addition, the Company has entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The PAB balances for FHLBNY funding agreements were $13.0 billion and $13.5 billion at December 31, 2023 and 2022, respectively. These advances are collateralized by residential mortgage-backed securities (“RMBS”) with an estimated fair value of $15.9 billion at both December 31, 2023 and 2022. The Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, FHLBNY’s recovery on the collateral is limited to the amount of the Company’s liability to FHLBNY. The PAB balances for the Farmer Mac funding agreements were $2.1 billion at both December 31, 2023 and 2022. The obligations under the Farmer Mac funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The carrying value of such collateral was $2.2 billion and $2.1 billion at December 31, 2023 and 2022, respectively.
Information regarding the RIS segment’s capital markets investment products and stable value GICs in PABs was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$58,508	$58,495	$60,641
Deposits	62,605	74,689	72,504
Surrenders and withdrawals	(65,444)	(75,129)	(75,079)
Interest credited	1,907	1,190	885
Effect of foreign currency translation and other, net	978	(737)	(456)
Balance at December 31,	$58,554	$58,508	$58,495

Weighted-average annual crediting rate	3.3%	2.1%	1.5%
Cash surrender value at period end	$1,583	$1,706	$1,571

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,621	$2,622
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	55,932
Total	$—	$—	$1	$2,621	$58,554

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$1	$3,053	$3,054
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	55,454
Total	$—	$—	$1	$3,053	$58,508

December 31, 2021
Equal to or greater than 0% but less than 2%	$—	$632	$3,542	$10	$4,184
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	54,311
Total	$—	$632	$3,542	$10	$58,495

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$10,244	$10,009	$10,062
Deposits	850	912	754
Policy charges	(160)	(135)	(108)
Surrenders and withdrawals	(215)	(176)	(444)
Benefit payments	(547)	(555)	(570)
Net transfers from (to) separate accounts	53	(1)	10
Interest credited	427	396	388
Other	(2)	(206)	(83)
Balance at December 31,	$10,650	$10,244	$10,009

Weighted-average annual crediting rate	4.2%	4.0%	4.0%

At period end:
Cash surrender value	$6,798	$6,365	$5,637
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death (1)	$33,148	$33,908	$32,158
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The RIS segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,490	$1,510
Equal to or greater than 2% but less than 4%	249	34	7	432	722
Equal to or greater than 4%	3,607	—	165	5	3,777
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,641
Total	$3,856	$34	$192	$1,927	$10,650

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$64	$1,201	$1,265
Equal to or greater than 2% but less than 4%	301	39	40	375	755
Equal to or greater than 4%	3,657	122	1	4	3,784
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,440
Total	$3,958	$161	$105	$1,580	$10,244

December 31, 2021
Equal to or greater than 0% but less than 2%	$—	$—	$114	$490	$604
Equal to or greater than 2% but less than 4%	258	36	41	469	804
Equal to or greater than 4%	3,650	126	1	5	3,782
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	4,819
Total	$3,908	$162	$156	$964	$10,009

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$12,598	$13,692	$14,518
Deposits	172	229	274
Policy charges	(12)	(13)	(13)
Surrenders and withdrawals	(1,916)	(1,453)	(1,341)
Benefit payments	(408)	(406)	(404)
Net transfers from (to) separate accounts	72	198	237
Interest credited	359	375	394
Other	23	(24)	27
Balance at December 31,	$10,888	$12,598	$13,692

Weighted-average annual crediting rate	3.1%	2.9%	2.9%

At period end:
Cash surrender value	$10,181	$11,688	$12,554
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death (2)	$2,821	$4,354	$1,119
At annuitization or exercise of other living benefits (3)	$646	$917	$538
__________________
(1)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs which are disclosed in “MetLife Holdings – Annuities” in Note 5.
(2)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(3)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$36	$307	$378	$252	$973
Equal to or greater than 2% but less than 4%	1,033	7,197	454	202	8,886
Equal to or greater than 4%	426	145	27	—	598
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	431
Total	$1,495	$7,649	$859	$454	$10,888

December 31, 2022
Equal to or greater than 0% but less than 2%	$934	$4	$8	$16	$962
Equal to or greater than 2% but less than 4%	9,381	892	186	12	10,471
Equal to or greater than 4%	593	43	—	—	636
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	529
Total	$10,908	$939	$194	$28	$12,598

December 31, 2021
Equal to or greater than 0% but less than 2%	$1,066	$7	$14	$11	$1,098
Equal to or greater than 2% but less than 4%	10,671	299	192	1	11,163
Equal to or greater than 4%	623	40	—	—	663
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	768
Total	$12,360	$346	$206	$12	$13,692
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
5. Market Risk Benefits (continued)
The Company’s MRB assets and MRB liabilities on the consolidated balance sheets were as follows at:

	December 31,
	2023			2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$156	$2,858	$2,702	$153	$3,224	$3,071
Other	21	20	(1)	21	46	25
Total	$177	$2,878	$2,701	$174	$3,270	$3,096
Rollforwards
The following information about the direct liability for MRBs includes a disaggregated rollforward. The products grouped within this rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
MetLife Holdings - Annuities
The MetLife Holdings segment’s variable annuity products offer contract features where the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantees contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. Information regarding MetLife Holdings annuity products was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
5. Market Risk Benefits (continued)

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$3,071	$5,715	$6,601

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,164	$6,017	$6,610
Attributed fees collected	315	316	320
Benefit payments	(57)	(42)	(41)
Effect of changes in interest rates	(156)	(3,584)	(524)
Effect of changes in capital markets	(734)	896	(934)
Effect of changes in equity index volatility	(120)	41	20
Actual policyholder behavior different from expected behavior	115	3	(46)
Effect of changes in future expected policyholder behavior and other assumptions (1)	9	(317)	557
Effect of foreign currency translation and other, net (2)	219	72	399
Effect of changes in risk margin	(14)	(238)	(344)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,741	3,164	6,017
Cumulative effect of changes in the instrument-specific credit risk	(39)	(93)	(302)
Balance at December 31,	$2,702	$3,071	$5,715

At period end:
Net amount at risk, excluding offsets from hedging (3):
In the event of death (4)	$2,821	$4,354	$1,119
At annuitization or exercise of other living benefits (5)	$646	$917	$538
Weighted-average attained age of contractholders:
In the event of death (4)	70 years	69 years	70 years
At annuitization or exercise of other living benefits (5)	70 years	69 years	67 years
__________________
(1)    For the year ended December 31, 2022, the effect of changes in future expected policyholder behavior and other assumptions was primarily driven by changes in policyholder behavior assumptions relating to projected annuitizations for variable annuities.
(2)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
(3)    Includes amounts for certain variable annuities guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 4.
(4)    For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(5)    For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
5. Market Risk Benefits (continued)
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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 12 for additional information on significant unobservable inputs.
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
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
5. Market Risk Benefits (continued)
Other
In addition to the disaggregated MRB product rollforward above, the Company offers other products with guaranteed minimum benefit features. These MRBs are measured at estimated fair value with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 12 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding these product liabilities was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$25	$286	$188

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$34	$322	$205
Attributed fees collected	2	2	2
Effect of changes in interest rates	(9)	(156)	(63)
Effect of changes in capital markets	—	(2)	(5)
Actual policyholder behavior different from expected behavior	(26)	(5)	(4)
Effect of changes in future expected policyholder behavior and other assumptions	1	(2)	63
Effect of foreign currency translation and other, net	—	(125)	124
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2	34	322
Cumulative effect of changes in the instrument-specific credit risk	(3)	(9)	(36)
Balance at December 31,	$(1)	$25	$286
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $54.7 billion and $52.4 billion at December 31, 2023 and 2022, respectively, for which the contractholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the contractholder which totaled $28.5 billion and $36.8 billion at December 31, 2023 and 2022, respectively. The latter category consisted primarily of GICs. The average interest rate credited on these contracts was 2.6% and 2.5% at December 31, 2023 and 2022, respectively.
Separate Account Liabilities
The Company’s separate account liabilities on the consolidated balance sheets were as follows at:

	December 31, 2023	December 31, 2022
	(In millions)
RIS:
Stable Value and Risk Solutions	$35,562	$43,249
Annuities	11,659	11,694
MetLife Holdings - Annuities	29,162	28,443
Other	6,814	5,855
Total	$83,197	$89,241
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
6. Separate Accounts (continued)
The separate account liabilities are primarily comprised of the following: RIS stable value and risk solutions contracts, RIS annuities participating and non-participating group contracts and MetLife Holdings variable annuities.
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Balance, January 1, 2021	$58,704	$21,895	$40,755
Premiums and deposits	3,411	944	298
Policy charges	(263)	(35)	(788)
Surrenders and withdrawals	(8,170)	(2,457)	(4,454)
Benefit payments	(137)	—	(500)
Investment performance	400	1,189	5,023
Net transfers from (to) general account	(41)	30	(237)
Other	487	(274)	(1)
Balance, December 31, 2021	$54,391	$21,292	$40,096
Premiums and deposits	4,329	1,233	266
Policy charges	(263)	(25)	(665)
Surrenders and withdrawals	(5,882)	(7,481)	(2,906)
Benefit payments	(108)	—	(431)
Investment performance	(4,492)	(2,823)	(7,722)
Net transfers from (to) general account	57	(56)	(199)
Other (1)	(4,783)	(446)	4
Balance, December 31, 2022	$43,249	$11,694	$28,443
Premiums and deposits	1,643	175	256
Policy charges	(232)	(21)	(608)
Surrenders and withdrawals	(11,087)	(944)	(2,942)
Benefit payments	(95)	—	(464)
Investment performance	2,241	774	4,548
Net transfers from (to) general account	(56)	3	(73)
Other	(101)	(22)	2
Balance, December 31, 2023	$35,562	$11,659	$29,162

Cash surrender value at December 31, 2021 (2)	$44,774	N/A	$39,855
Cash surrender value at December 31, 2022 (2)	$38,420	N/A	$28,292
Cash surrender value at December 31, 2023 (2)	$30,841	N/A	29,016
_____________
(1)    Other for RIS stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)    Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	December 31, 2023
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$509	$—	$509
U.S. government and agency	—	9,603	—	9,603
Public utilities	—	1,066	—	1,066
Municipals	—	346	—	346
Corporate bonds:
Materials	—	143	—	143
Communications	—	883	—	883
Consumer	—	1,843	—	1,843
Energy	—	906	—	906
Financial	—	2,670	—	2,670
Industrial and other	—	757	—	757
Technology	—	541	—	541
Foreign	—	1,889	—	1,889
Total corporate bonds	—	9,632	—	9,632
Total bonds	—	21,156	—	21,156
Mortgage-backed securities	—	9,515	—	9,515
Asset-backed securities and collateralized loan obligations	—	2,341	—	2,341
Redeemable preferred stock	—	9	—	9
Total fixed maturity securities	—	33,021	—	33,021
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,338	—	2,338
Banks, trust and insurance companies	—	716	—	716
Public utilities	—	65	—	65
Non-redeemable preferred stock	—	—	—	—
Mutual funds	1,159	3,672	34,728	39,559
Total equity securities	1,159	6,791	34,728	42,678
Other invested assets	—	1,425	—	1,425
Total investments	1,159	41,237	34,728	77,124
Other assets	—	6,073	—	6,073
Total	$1,159	$47,310	$34,728	$83,197

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
6. Separate Accounts (continued)

	December 31, 2022
	Group Benefits (1)	RIS (1)	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$588	$—	$588
U.S. government and agency	—	11,189	—	11,189
Public utilities	—	1,174	—	1,174
Municipals	—	475	—	475
Corporate bonds:
Materials	—	242	—	242
Communications	—	1,174	—	1,174
Consumer	—	2,365	—	2,365
Energy	—	861	—	861
Financial	—	3,495	—	3,495
Industrial and other	—	876	—	876
Technology	—	711	—	711
Foreign	—	2,451	—	2,451
Total corporate bonds	—	12,175	—	12,175
Total bonds	—	25,601	—	25,601
Mortgage-backed securities	—	12,202	—	12,202
Asset-backed securities and collateralized loan obligations	—	2,763	—	2,763
Redeemable preferred stock	—	4	—	4
Total fixed maturity securities	—	40,570	—	40,570
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,853	—	2,853
Banks, trust and insurance companies	—	586	—	586
Public utilities	—	94	—	94
Non-redeemable preferred stock	—	2	—	2
Mutual funds	988	3,367	33,231	37,586
Total equity securities	988	6,902	33,231	41,121
Other invested assets	2	1,634	—	1,636
Total investments	990	49,106	33,231	83,327
Other assets	—	5,914	—	5,914
Total	$990	$55,020	$33,231	$89,241
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
The transition adjustments related to DAC, VOBA, and UREV, as described in Note 1, were as follows at the Transition Date:

	Group Benefits (1)	RIS (1)	MetLife Holdings	Total
	(In millions)
DAC:
Balance at December 31, 2020	$278	$100	$2,248	$2,626
Removal of related amounts in AOCI	—	—	1,480	1,480
Other adjustments upon adoption of the LDTI standard	—	—	12	12
Balance at January 1, 2021	$278	$100	$3,740	$4,118

VOBA:
Balance at December 31, 2020	$—	$20	$3	$23
Removal of related amounts in AOCI	—	—	2	2
Balance at January 1, 2021	$—	$20	$5	$25

UREV:
Balance at December 31, 2020	$—	$22	$157	$179
Removal of related amounts in AOCI	—	—	—	—
Balance at January 1, 2021	$—	$22	$157	$179
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits (1)	RIS (1)	MetLife Holdings (2)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2021	$278	$100	$3,740	$—	$4,118
Capitalizations	19	40	(2)	6	63
Amortization	(25)	(28)	(281)	—	(334)
Balance at December 31, 2021	272	112	3,457	6	3,847
Capitalizations	18	51	—	120	189
Amortization	(26)	(26)	(237)	(6)	(295)
Balance at December 31, 2022	264	137	3,220	120	3,741
Capitalizations	18	46	(1)	55	118
Amortization	(27)	(28)	(224)	(17)	(296)
Other (3)	—	—	(272)	—	(272)
Balance at December 31, 2023	$255	$155	$2,723	$158	$3,291

Total DAC and VOBA:
Balance at December 31, 2021					$3,865
Balance at December 31, 2022					$3,757
Balance at December 31, 2023					$3,305
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
(2)Includes DAC balances primarily related to whole life, variable annuities, disability income, term life, long-term care, and universal life products.
(3)MetLife Holdings segment includes activity for total DAC ceded at the date of inception related to a reinsurance agreement. See Note 8 for further information on the transaction.
Significant Methodologies and Assumptions
The Company amortizes DAC and VOBA related to long-duration contracts over the estimated lives of the contracts in proportion to benefits in-force for RIS annuities and policy count for all other products. The amortization amount is calculated using the same cohorts as the corresponding liabilities on a quarterly basis, using an amortization rate that includes current period reporting experience and end of period persistency and longevity assumptions that are consistent with those used to measure the corresponding liabilities.
The Company amortizes DAC for short-duration contracts, which is primarily comprised of commissions and certain underwriting expenses, in proportion to actual and future earned premium over the applicable contract term.
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
VODA and VOCRA:
Balance at January 1,	$99	$116	$135
Amortization	(15)	(17)	(19)
Balance at December 31,	$84	$99	$116
Accumulated amortization	$373	$358	$341
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	RIS (1)	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2021	$22	$157	$179
Deferrals	3	49	52
Amortization	(4)	(11)	(15)
Balance at December 31, 2021	21	195	216
Deferrals	1	45	46
Amortization	(4)	(13)	(17)
Balance at December 31, 2022	18	227	245
Deferrals	2	33	35
Amortization	(4)	(14)	(18)
Other (2)	—	(241)	(241)
Balance at December 31, 2023	$16	$5	$21
__________________
(1)     See Note 2 for information on the reorganization of the Company’s segments.
(2)MetLife Holdings segment includes activity for total UREV ceded at the date of inception related to a reinsurance agreement. See Note 8 for further information on the transaction.
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
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in “— Fixed Maturity Securities AFS – Evaluation of Fixed Maturity Securities AFS for Credit Loss” in Note 10.
Group Benefits
For its Group Benefits segment, the Company generally retains most of the risk, with the exception of its Group Term Life business and certain client arrangements.
The Company reinsures an 80% quota share of its Group Term Life business and a 50% quota share of its Group Dental business for capital management purposes. The majority of the Company’s other reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of these policies.
RIS
The Company’s RIS segment has engaged in reinsurance activities on an opportunistic basis. Also, the Company assumes certain group annuity contracts issued in connection with pension risk transfers from an affiliate.
MetLife Holdings
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. In 2023, the Company reinsured an in-force block of universal life, variable universal life, universal life with secondary guarantees and fixed annuities to a third party on a 100% quota share basis.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in its results of operations. For its Group Benefits segment, the Company purchases catastrophe coverage to reinsure risks issued within territories that it believes are subject to the greatest catastrophic risks. For its other segments, the Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Excess of retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2023 and 2022, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.4 billion and $1.3 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2023 and 2022, respectively.
At December 31, 2023, the Company had $9.6 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $8.9 billion, or 93%, were with the Company’s five largest unaffiliated ceded reinsurers, including $925 million of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2022, the Company had $2.0 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.6 billion, or 80%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.1 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
The Company has reinsured, with an unaffiliated third-party reinsurer, 59% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit liability with the deposit recoverable.
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Premiums
Direct premiums	$25,027	$31,265	$23,005
Reinsurance assumed	847	872	4,121
Reinsurance ceded	(1,156)	(948)	(938)
Net premiums	$24,718	$31,189	$26,188
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,019	$2,079	$2,173
Reinsurance assumed	(17)	30	(16)
Reinsurance ceded	(338)	(292)	(283)
Net universal life and investment-type product policy fees	$1,664	$1,817	$1,874
Other revenues
Direct other revenues	$1,025	$1,025	$1,066
Reinsurance assumed	125	54	13
Reinsurance ceded	523	615	537
Net other revenues	$1,673	$1,694	$1,616
Policyholder benefits and claims
Direct policyholder benefits and claims	$26,768	$33,433	$26,322
Reinsurance assumed	708	856	3,962
Reinsurance ceded	(1,326)	(1,156)	(1,200)
Net policyholder benefits and claims	$26,150	$33,133	$29,084
Policyholder liability remeasurement (gains) losses
Direct policyholder liability remeasurement (gains) losses	$(87)	$43	$(19)
Reinsurance assumed	(48)	(39)	31
Reinsurance ceded	(15)	(15)	(12)
Net policyholder liability remeasurement (gains) losses	$(150)	$(11)	$—
Market risk benefits remeasurement (gains) losses
Direct market risk benefits remeasurement (gains) losses	$(701)	$(3,389)	$(758)
Reinsurance assumed	(2)	10	—
Reinsurance ceded	—	—	—
Net market risk benefits remeasurement (gains) losses	$(703)	$(3,379)	$(758)
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$3,276	$2,418	$2,157
Reinsurance assumed	354	109	43
Reinsurance ceded	(28)	(18)	(15)
Net interest credited to policyholder account balances	$3,602	$2,509	$2,185
Other expenses
Direct other expenses	$5,365	$5,026	$4,551
Reinsurance assumed	280	97	162
Reinsurance ceded	140	580	987
Net other expenses	$5,785	$5,703	$5,700

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2023				2022
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$3,287	$736	$24,213	$28,236	$2,952	$1,302	$16,537	$20,791
Market risk benefits	170	7	—	177	167	7	—	174
Deferred policy acquisition costs and value of business acquired	3,628	158	(481)	3,305	3,860	120	(223)	3,757
Total assets	$7,085	$901	$23,732	$31,718	$6,979	$1,429	$16,314	$24,722
Liabilities
Future policy benefits	$125,885	$3,297	$—	$129,182	$123,335	$3,579	$—	$126,914
Policyholder account balances	94,825	9,069	—	103,894	97,162	6,245	—	103,407
Market risk benefits	2,863	15	—	2,878	3,255	15	—	3,270
Other policy-related balances	8,186	384	(281)	8,289	7,596	358	(23)	7,931
Other liabilities	7,800	2,112	13,807	23,719	8,718	2,160	13,617	24,495
Total liabilities	$239,559	$14,877	$13,526	$267,962	$240,066	$12,357	$13,594	$266,017
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in the above table are deposit assets on reinsurance of $14.3 billion and $11.6 billion at December 31, 2023 and 2022, respectively. Also, included in the table above are deposit liabilities on reinsurance of $1.5 billion and $1.7 billion at December 31, 2023 and 2022, respectively.
In November 2023, the Company completed a risk transfer transaction with a subsidiary of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. The Company entered into a reinsurance agreement on a coinsurance basis for the general account products and on a modified coinsurance basis for the separate account products. The Company recorded reinsurance recoverables and deposit receivables of $7.5 billion at December 31, 2023 reported in premiums, reinsurance and other receivables. At inception of the agreement, in addition to recording the amount recoverable, the Company i) transferred to the reinsurer $7.2 billion of assets primarily consisting of fixed maturity securities AFS and mortgage loans supporting the general account liabilities reduced by a $1.7 billion pre-tax ceding commission, ii) retained $4.5 billion separate account assets under the modified coinsurance arrangement and iii) recorded the net cost of reinsurance of $240 million within other liabilities, related to universal life, variable universal life and universal life with secondary guarantees reinsured. The net cost of reinsurance will be amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts in policyholder benefits and claims.
As part of this transaction, an affiliate entered into investment advisory and other agreements with a subsidiary of Global Atlantic Financial Group to serve as the investment manager for certain of the transferred general account assets. With certain exceptions, the agreements contemplate a term of five years.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company (“MTL”), Superior Vision Insurance, Inc. and MetLife Insurance K.K., all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Premiums
Reinsurance assumed	$(19)	$7	$3,237
Reinsurance ceded	(372)	(139)	(114)
Net premiums	$(391)	$(132)	$3,123
Universal life and investment-type product policy fees
Reinsurance assumed	$4	$—	$1
Reinsurance ceded	(6)	(4)	(9)
Net universal life and investment-type product policy fees	$(2)	$(4)	$(8)
Other revenues
Reinsurance assumed	$91	$78	$(11)
Reinsurance ceded	471	472	505
Net other revenues	$562	$550	$494
Policyholder benefits and claims
Reinsurance assumed	$(121)	$52	$3,141
Reinsurance ceded	(310)	(142)	(146)
Net policyholder benefits and claims	$(431)	$(90)	$2,995
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$(40)	$(47)	$10
Reinsurance ceded	(11)	(9)	(2)
Net policyholder liability remeasurement (gains) losses	$(51)	$(56)	$8
Interest credited to policyholder account balances
Reinsurance assumed	$344	$97	$31
Reinsurance ceded	(11)	(12)	(12)
Net interest credited to policyholder account balances	$333	$85	$19
Other expenses
Reinsurance assumed	$239	$36	$89
Reinsurance ceded	220	651	1,065
Net other expenses	$459	$687	$1,154

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2023		2022
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$164	$11,302	$723	$11,303
Deferred policy acquisition costs and value of business acquired	158	(160)	120	(164)
Total assets	$322	$11,142	$843	$11,139
Liabilities
Future policy benefits	$2,236	$—	$2,484	$—
Policyholder account balances	9,040	—	6,216	—
Other policy-related balances	65	(35)	61	(23)
Other liabilities	957	10,267	910	10,380
Total liabilities	$12,298	$10,232	$9,671	$10,357
Effective April 1, 2021, the Company, through its wholly-owned subsidiary, Missouri Reinsurance, Inc. (“MoRe”), entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant reinsurance effects to the Company were primarily in future policy benefits of $2.2 billion and $2.4 billion and other invested assets of $2.8 billion and $3.0 billion at December 31, 2023 and 2022, respectively. Also, the Company recorded policyholder benefits and claims of ($130) million, $50 million and $3.1 billion and other expenses of $194 million, $24 million and $89 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this reinsurance agreement are included within other liabilities and were ($39) million and ($28) million at December 31, 2023 and 2022, respectively. Net derivative gains (losses) associated with these embedded derivatives were $11 million, $59 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($265) million and ($423) million at December 31, 2023 and 2022, respectively. Net derivative gains (losses) associated with the embedded derivative were ($158) million, $1.5 billion and $341 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $822 million and $757 million of unsecured affiliated reinsurance recoverable balances at December 31, 2023 and 2022, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in the above table are deposit assets on affiliated reinsurance of $9.6 billion and $9.7 billion at December 31, 2023 and 2022, respectively. Also, included in the table above are deposit liabilities on affiliated reinsurance of $764 million and $874 million at December 31, 2023 and 2022, respectively.

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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	December 31,
	2023	2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,142	$37,222
Other policy-related balances	319	273
Policyholder dividends payable	174	181
Other liabilities	668	455
Total closed block liabilities	37,303	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,939	19,648
Mortgage loans	6,151	6,564
Policy loans	3,960	4,084
Real estate and real estate joint ventures	668	635
Other invested assets	506	705
Total investments	31,224	31,636
Cash and cash equivalents	717	437
Accrued investment income	383	375
Premiums, reinsurance and other receivables	54	52
Current income tax recoverable	3	88
Deferred income tax asset	312	423
Total assets designated to the closed block	32,693	33,011
Excess of closed block liabilities over assets designated to the closed block	4,610	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(820)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	130	262
Total amounts included in AOCI	(690)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,920	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$—	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	—	(1,682)	(1,287)
Balance at December 31,	$—	$—	$1,682

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Revenues
Premiums	$922	$1,104	$1,298
Net investment income	1,362	1,382	1,541
Net investment gains (losses)	7	(51)	(36)
Net derivative gains (losses)	—	33	18
Total revenues	2,291	2,468	2,821
Expenses
Policyholder benefits and claims	1,706	1,890	2,150
Policyholder dividends	366	458	626
Other expenses	86	90	96
Total expenses	2,158	2,438	2,872
Revenues, net of expenses before provision for income tax expense (benefit)	133	30	(51)
Provision for income tax expense (benefit)	28	6	(11)
Revenues, net of expenses and provision for income tax expense (benefit)	$105	$24	$(40)
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
10. Investments
See Note 12 for information about the fair value hierarchy for investments and the related valuation methodologies.
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

	December 31,
	2023					2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$52,479	$(62)	$1,126	$3,050	$50,493	$55,280	$(28)	$649	$4,811	$51,090
Foreign corporate	27,520	(2)	536	2,839	25,215	28,328	(3)	206	4,538	23,993
U.S. government and agency	23,100	—	243	2,283	21,060	24,409	—	333	2,384	22,358
RMBS	20,700	(1)	228	1,979	18,948	21,539	—	177	2,383	19,333
ABS & CLO	12,049	(6)	30	432	11,641	12,639	—	9	812	11,836
Municipals	6,429	—	318	428	6,319	7,880	—	256	672	7,464
CMBS	6,387	(11)	28	570	5,834	6,691	(15)	7	640	6,043
Foreign government	3,416	(50)	156	227	3,295	3,711	(68)	140	324	3,459
Total fixed maturity securities AFS	$152,080	$(132)	$2,665	$11,808	$142,805	$160,477	$(114)	$1,777	$16,564	$145,576
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,011	$24,416	$27,330	$57,073	$39,118	$151,948
Estimated fair value	$3,949	$23,787	$26,459	$52,187	$36,423	$142,805
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

	December 31,
	2023				2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,537	$95	$25,752	$2,924	$34,358	$3,953	$3,383	$856
Foreign corporate	714	64	16,982	2,775	16,834	3,350	3,977	1,188
U.S. government and agency	4,322	228	9,980	2,055	13,489	1,895	2,756	489
RMBS	1,470	37	12,813	1,941	11,622	1,280	4,585	1,103
ABS & CLO	937	20	8,250	410	7,725	499	3,009	313
Municipals	262	10	2,102	418	3,526	616	133	56
CMBS	587	23	4,096	542	4,376	426	1,254	213
Foreign government	431	12	1,452	212	1,803	209	306	115
Total fixed maturity securities AFS	$12,260	$489	$81,427	$11,277	$93,733	$12,228	$19,403	$4,333
Investment grade	$11,499	$453	$77,325	$10,849	$88,059	$11,710	$17,470	$3,897
Below investment grade	761	36	4,102	428	5,674	518	1,933	436
Total fixed maturity securities AFS	$12,260	$489	$81,427	$11,277	$93,733	$12,228	$19,403	$4,333
Total number of securities in an unrealized loss position	1,679		8,441		10,688		2,110
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
•Additional considerations are made when assessing the features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, historical performance of the underlying loan obligors, historical rent and vacancy levels, changes in the financial condition of the underlying loan obligors, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, changes in the quality of credit enhancement and the payment priority within the tranche structure of the security.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $4.8 billion for the year ended December 31, 2023 to $11.8 billion primarily due to interest rate volatility, narrowing credit spreads, impairments in connection with a reinsurance transaction and, to a lesser extent, the strengthening of foreign currencies on certain non-functional currency denominated fixed maturity securities.
As shown above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at December 31, 2023 relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of December 31, 2023, $428 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the transportation, consumer and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At December 31, 2023, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2023.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2023	(In millions)
Balance at January 1,	$28	$3	$68	$—	$—	$15	$114
ACL not previously recorded	31	—	—	2	6	1	40
Changes for securities with previously recorded ACL	7	(1)	(2)	(1)	—	5	8
Securities sold or exchanged	(4)	—	(16)	—	—	(10)	(30)
Write-offs	—	—	—	—	—	—	—
Balance at December 31,	$62	$2	$50	$1	$6	$11	$132

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2022	(In millions)
Balance at January 1,	$30	$10	$—	$—	$—	$13	$53
ACL not previously recorded	13	12	103	—	—	2	130
Changes for securities with previously recorded ACL	17	3	(15)	—	—	—	5
Securities sold or exchanged	(10)	(22)	(20)	—	—	—	(52)
Write-offs	(22)	—	—	—	—	—	(22)
Balance at December 31,	$28	$3	$68	$—	$—	$15	$114
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2023		2022
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$37,129	59.3%	$37,196	59.4%
Agricultural	15,831	25.3	15,869	25.4
Residential	10,133	16.2	9,953	15.9
Total amortized cost	63,093	100.8	63,018	100.7
Allowance for credit loss	(509)	(0.8)	(448)	(0.7)
Total mortgage loans	$62,584	100.0%	$62,570	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($720) million and ($717) million at December 31, 2023 and 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $196 million, $166 million and $79 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $171 million, $147 million and $70 million, respectively.
Purchases of mortgage loans from unaffiliated parties, consisting primarily of residential mortgage loans, were $1.1 billion, $2.3 billion and $1.4 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, the Company disposed of commercial mortgage loans with an amortized cost of $141 million in connection with a reinsurance transaction. The disposition resulted in a loss of $31 million for the year ended December 31, 2023.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates for the years ended December 31, 2023, 2022 and 2021 was $22 million, $167 million and $277 million, respectively. In connection with the mortgage loan participations, the Company collected principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $536 million, $576 million and $1.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company acquires mortgage loans from its affiliated mortgage origination company. The affiliate originates and acquires mortgage loans and the Company simultaneously purchases participation interests under a master participation agreement. The aggregate amount of mortgage loan and mortgage secured loan participation interests purchased by the Company from such affiliate for the years ended December 31, 2023, 2022 and 2021 was $2.1 billion, $4.8 billion and $4.7 billion, respectively. In connection with mortgage loan and mortgage secured loan participations, the affiliate collected principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $2.5 billion, $2.6 billion and $1.9 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
During the second quarter of 2023, the Company assigned mortgage loans with a previously recorded amortized cost of $5.3 billion to its affiliated mortgage origination company. In connection with the assignment, this affiliate contemporaneously assumed the Company’s rights and obligations associated with the assigned mortgage loans. In exchange, the Company received $5.3 billion of mortgage secured loans from this affiliate, secured by the same mortgage loans assigned. As of December 31, 2023, the Company’s aggregate participation interests in affiliated mortgage secured loans included in commercial and agricultural mortgage loans was $13.1 billion.
During the years ended December 31, 2023 and 2022, the Company contributed commercial mortgage loans with an amortized cost of $14 million and $306 million, respectively, to joint ventures in anticipation of subsequent foreclosure or deed-in-lieu of foreclosure transactions. During the years ended December 31, 2023 and 2022, the joint ventures completed foreclosure or deed-in-lieu of foreclosure transactions on loans with an amortized cost of $35 million and $285 million, respectively. During the year ended December 31, 2023, no gains or losses were recognized on foreclosures or deed-in-lieu of foreclosures within joint ventures as the estimated fair value of the real estate collateralizing the foreclosures or deed-in-lieu of foreclosures approximated amortized cost. The real estate collateralizing the 2022 foreclosures or deed-in-lieu of foreclosures had an estimated fair value in excess of amortized cost. Therefore, during the year ended December 31, 2022, the Company recognized its pro rata share of $19 million within net investment gains (losses) upon consummation of the foreclosures or deed-in-lieu of foreclosures. See “— Real Estate and Real Estate Joint Ventures” for the carrying value of wholly-owned real estate acquired through foreclosure.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Years Ended December 31,
	2023				2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$174	$105	$169	$448	$260	$79	$197	$536	$199	$97	$221	$517
Provision (release)	50	83	(22)	111	(3)	47	(20)	24	61	6	(25)	42
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	—	—	—	—	3	3
Charge-offs, net of recoveries	(14)	(36)	—	(50)	(83)	(21)	(8)	(112)	—	(24)	(2)	(26)
Balance at December 31,	$210	$152	$147	$509	$174	$105	$169	$448	$260	$79	$197	$536
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

After commercial and agricultural mortgage loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for credit loss for unfunded commercial and agricultural mortgage loan commitments that is not unconditionally cancellable is recognized in earnings and is reported within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted are considered in determining any ACL recorded. Mortgage loans are summarized as follows at:

	December 31, 2023
	Maturity Extension	Weighted Average Life Increase	% of Total BV
	Amortized Cost	Affected Loans (in Years)
	(Dollars in millions)
Commercial	$419	Less than one year	1.0%
For the year ended December 31, 2023, the Company did not have a significant amount of mortgage loans that were modified to borrowers experiencing financial difficulty that are not considered current.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,609	$1,228	$1,795	$989	$1,980	$8,873	$2,698	$19,172	51.7%
65% to 75%	226	3,030	1,416	937	1,024	3,549	—	10,182	27.4
76% to 80%	—	359	227	111	843	996	—	2,536	6.8
Greater than 80%	31	587	723	611	659	2,628	—	5,239	14.1
Total	$1,866	$5,204	$4,161	$2,648	$4,506	$16,046	$2,698	$37,129	100.0%
DSCR:
> 1.20x	$1,309	$4,221	$3,777	$2,375	$3,963	$13,609	$2,698	$31,952	86.1%
1.00x - 1.20x	459	393	368	—	331	1,427	—	2,978	8.0
<1.00x	98	590	16	273	212	1,010	—	2,199	5.9
Total	$1,866	$5,204	$4,161	$2,648	$4,506	$16,046	$2,698	$37,129	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$772	$1,985	$1,474	$1,977	$1,512	$5,596	$1,293	$14,609	92.3%
65% to 75%	22	82	201	126	24	489	118	1,062	6.7
76% to 80%	—	—	—	—	—	—	—	—	—
Greater than 80%	5	—	—	5	133	12	5	160	1.0
Total	$799	$2,067	$1,675	$2,108	$1,669	$6,097	$1,416	$15,831	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$243	$1,855	$880	$151	$565	$6,096	$—	$9,790	96.6%
Nonperforming (1)	1	32	15	8	32	255	—	343	3.4
Total	$244	$1,887	$895	$159	$597	$6,351	$—	$10,133	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $134 million and $143 million at December 31, 2023 and 2022, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $1.0 billion, or 2%, of total commercial and agricultural mortgage loans at December 31, 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2023 and 2022. The Company defines delinquency consistent with industry practice,

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Commercial	$19	$—	$—	$—	$303	$158
Agricultural	40	120	—	18	206	131
Residential	343	428	—	—	343	429
Total	$402	$548	$—	$18	$852	$718
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,594	$1,618	$171	$198	$209
Other real estate	506	487	287	243	186
Real estate joint ventures	6,590	6,311	(75)	308	180
Total real estate and real estate joint ventures	$8,690	$8,416	$383	$749	$575
The carrying value of wholly-owned real estate acquired through foreclosure was $190 million and $179 million at December 31, 2023 and 2022, respectively. Depreciation expense on real estate investments was $81 million, $86 million and $86 million for the years ended December 31, 2023, 2022 and 2021, respectively. Real estate investments were net of accumulated depreciation of $638 million and $566 million at December 31, 2023 and 2022, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$848	$797	$114	$74	$73
Apartment	324	328	23	34	40
Retail	280	298	23	35	44
Industrial	119	171	11	55	52
Land	23	24	—	—	—
Total leased real estate investments	$1,594	$1,618	$171	$198	$209
Future contractual receipts under operating leases at December 31, 2023 were $99 million in 2024, $101 million in 2025, $93 million in 2026, $84 million in 2027, $71 million in 2028, $223 million thereafter and, in total, were $671 million.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 11), funds withheld (see Note 1), annuities funding structured settlement claims (see Note 1), affiliated investments (see “— Related Party Investment Transactions”), tax credit and renewable energy partnerships (see Note 1), FVO securities and equity securities (see “— FVO Securities and Equity Securities”), leveraged and direct financing leases (see Note 1), FHLBNY common stock (see “— Invested Assets on Deposit and Pledged as Collateral”), an operating joint venture (see Note 1) and COLI (see Note 1).
Tax Credit Partnerships
The carrying value of tax credit partnerships was $518 million and $749 million at December 31, 2023 and 2022, respectively. Losses from tax credit partnerships included within net investment income were $145 million, $175 million and $197 million for the years ended December 31, 2023, 2022 and 2021, respectively.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by security type. Common stock includes common stock and certain mutual funds. FVO securities includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	December 31,
	2023			2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
FVO securities	$379	$367	$746	$673	$171	$844

Equity securities
Common stock	$118	$45	$163	$119	$47	$166
Non-redeemable preferred stock	177	7	184	77	(3)	74
Total equity securities	$295	$52	$347	$196	$44	$240
__________________
(1) Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.5 billion and $6.6 billion, principally at estimated fair value, at December 31, 2023 and 2022, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2023 and 2022.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2023			2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
			(In millions)
Securities lending	$5,528	$5,684	$5,565	$6,601	$6,773	$6,625
Repurchase agreements	$3,029	$2,975	$2,913	$3,176	$3,125	$3,057
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at December 31, 2023 and within fixed maturity securities AFS and short-term investments at December 31, 2022.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2023					2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$943	$2,523	$2,218	$—	$5,684	$935	$4,233	$1,605	$—	$6,773

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$3,125	$—	$—	$3,125
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
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities in the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value and were as follows at:

	December 31,
	2023	2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$105	$98
Invested assets pledged as collateral (1)	21,177	20,612
Total invested assets on deposit and pledged as collateral	$21,282	$20,710
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 11) and secured debt (see Note 14).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $637 million and $659 million, at redemption value, at December 31, 2023 and 2022, respectively.
Collectively Significant Equity Method Investments
The Company held equity method investments of $16.0 billion at December 31, 2023, comprised primarily of other limited partnership interests (private equity funds and hedge funds), real estate joint ventures (including real estate funds), tax credit and renewable energy partnerships and an operating joint venture. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $3.0 billion of unfunded commitments at December 31, 2023.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2022 and 2021.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $991.6 billion and $1.0 trillion at December 31, 2023 and 2022, respectively. Aggregate total liabilities of these entities totaled $114.1 billion and $119.8 billion at December 31, 2023 and 2022, respectively. Aggregate net income (loss) of these entities totaled $24.7 billion, ($8.3) billion and $218.6 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).

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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2023		2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures	$1,427	$—	$1,357	$—
Mortgage loan joint ventures	171	—	147	—
Renewable energy partnership (primarily other invested assets)	65	—	76	—
Investment funds (primarily other invested assets)	61	—	98	—
Total	$1,724	$—	$1,678	$—

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2023		2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$35,370	$35,370	$35,813	$35,813
Other limited partnership interests	7,319	9,452	7,299	9,716
Other invested assets	1,318	1,405	1,342	1,509
Real estate joint ventures	104	267	86	88
Total	$44,111	$46,494	$44,540	$47,126
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
As described in Note 19, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2023, 2022 and 2021.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2023	2022	2021
	(In millions)
Fixed maturity securities AFS	$7,492	$6,458	$6,101
Mortgage loans	3,302	2,615	2,661
Policy loans	294	288	292
Real estate and REJV	383	749	575
OLPI	191	433	3,161
Cash, cash equivalents and short-term investments	382	147	11
FVO securities	147	(143)	102
Operating joint venture	18	34	65
Equity securities	7	11	16
Other	297	410	142
Subtotal investment income	12,513	11,002	13,126
Less: Investment expenses	1,307	880	640
Net investment income	$11,206	$10,122	$12,486

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily Residential - FVO mortgage loans and FVO securities)	$—	$(13)	$22
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	216	(33)	168
Net realized and unrealized gains (losses) recognized in NII	$216	$(46)	$190

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in NII:	$140	$(145)	$77

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$51	$625	$3,235

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2023	2022	2021
	(In millions)
Fixed maturity securities AFS (1)	$(1,284)	$(851)	$(49)
Equity securities	5	6	40
Mortgage loans (1)	(174)	(42)	(34)
Real estate and REJV (excluding changes in estimated fair value)	102	561	568
OLPI (excluding changes in estimated fair value)	9	4	(15)
Other gains (losses)	18	72	109
Subtotal	(1,324)	(250)	619
Change in estimated fair value of OLPI and REJV	(6)	(14)	45
Non-investment portfolio gains (losses)	(45)	137	(12)
Subtotal	(51)	123	33
Net investment gains (losses)	$(1,375)	$(127)	$652

Transaction Type
Realized gains (losses) on investments sold or disposed	$(193)	$(146)	$579
Impairment (losses) (1)	(994)	(38)	(24)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(144)	(77)	(41)
Unrealized net gains (losses) recognized in earnings	1	(3)	150
Total recognized gains (losses)	(1,330)	(264)	664
Non-investment portfolio gains (losses)	(45)	137	(12)
Net investment gains (losses)	$(1,375)	$(127)	$652

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$7	$8	$10

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(10)	$48	$91
Gains (losses) on leveraged leases and renewable energy partnerships	$26	$33	$12

Foreign currency gains (losses)	$(61)	$97	$62

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in NIGL	$(193)	$(146)	$579
Recognized in NII	—	(13)	22
Net realized investment gains (losses) from sales and disposals of investments	$(193)	$(159)	$601
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

(1)Includes a net loss of $895 million during the year ended December 31, 2023 for investments disposed of in connection with a reinsurance transaction. The net loss was comprised of ($946) million of impairments and $82 million of realized gains on disposal for fixed maturity securities AFS, ($29) million of adjustments to mortgage loans, reflected as impairments, (calculated at lower of amortized cost or estimated fair value) and ($2) million of realized losses on disposal for mortgage loans. See Note 8 for further information on this reinsurance transaction.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2023	2022	2021
	(In millions)
Proceeds	$19,803	$42,903	$27,587
Gross investment gains	$354	$469	$232
Gross investment (losses)	(655)	(1,221)	(256)
Realized gains (losses) on sales and disposals	(301)	(752)	(24)
Net credit loss (provision) release (change in ACL recognized in earnings)	(18)	(61)	(1)
Impairment (losses)	(965)	(38)	(24)
Net credit loss (provision) release and impairment (losses)	(983)	(99)	(25)
Net investment gains (losses)	$(1,284)	$(851)	$(49)

Equity Securities
Realized gains (losses) on sales and disposals	$(2)	$(6)	$(61)
Unrealized net gains (losses) recognized in earnings	7	12	101
Net investment gains (losses)	$5	$6	$40
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$718	$472	$795
Amortized cost of invested assets transferred to affiliates	$756	$432	$776
Net investment gains (losses) recognized on transfers	$(38)	$40	$19
Estimated fair value of invested assets transferred from affiliates	$1,178	$497	$1,346
Estimated fair value of derivative liabilities transferred from affiliates	$—	$64	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

Recurring related party investments and related net investment income were as follows at and for the periods ended:

		December 31,		Years Ended December 31,
		2023	2022	2023	2022	2021
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,130	$1,207	$20	$16	$31
Affiliated investments (2)	American Life Insurance Company	—	100	1	1	2
Affiliated investments (3)	Metropolitan General Insurance Company	150	—	—	—	—
Other invested assets		$1,280	$1,307	$21	$17	$33
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. In July 2023, ¥37.3 billion (the equivalent of $258 million) of 1.60% affiliated senior unsecured notes matured and were refinanced with ¥37.3 billion 2.16% affiliated senior unsecured notes due July 2030.
(2)Represents an affiliated surplus note which was prepaid in June 2023. The surplus note had an original maturity date in June 2025 and bore interest, payable semi-annually, at a rate per annum of 1.88%.
(3)Represents an investment in affiliated preferred stock with a dividend yield of 7.50% that will be cumulative and payable annually in arrears. The shares can be redeemed, at MetLife General Insurance Company’s option, after December 15, 2028.
The Company incurred investment advisory charges from an affiliate of $301 million, $272 million and $292 million for the years ended December 31, 2023, 2022, and 2021, respectively.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated mortgage loan joint ventures.
See Note 8 “— Related Party Reinsurance Transactions” for information about affiliated funds withheld.
11. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 12 for information about the fair value hierarchy for derivatives.
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
11. Derivatives (continued)
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
Synthetic GICs are contracts that simulate the performance of traditional GICs through the use of financial instruments. The contractholder owns the underlying assets, and the Company provides a guarantee (or “wrap”) on the participant funds for an annual risk charge. The Company’s maximum exposure to loss on synthetic GICs is the notional amount, in the event the values of all of the underlying assets were reduced to zero. The Company’s risk is substantially lower due to contractual provisions that limit the portfolio to high quality assets, which are pre-approved and monitored for compliance, as well as the collection of risk charges. In addition, the crediting rates reset periodically to amortize market value gains and losses over a period equal to the duration of the wrapped portfolio, subject to a 0% floor. While plan participants may transact at book value, contractholder withdrawals may only occur immediately at market value, or at book value paid over a period of time per contract provisions. Synthetic GICs are not designated as hedging instruments.

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
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations and involuntary restructuring for corporate obligors, as well as repudiation, moratorium or governmental intervention for sovereign obligors. In each case, payout on a credit default swap is triggered only after the relevant third-party, Credit Derivatives Determinations Committee determines that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2023			2022
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,443	$1,257	$508	$4,036	$1,353	$443
Foreign currency swaps	Foreign currency exchange rate	1,459	55	1	565	74	—
Subtotal		5,902	1,312	509	4,601	1,427	443
Cash flow hedges:
Interest rate swaps	Interest rate	3,789	1	246	3,739	7	239
Interest rate forwards	Interest rate	970	—	175	2,227	—	404
Foreign currency swaps	Foreign currency exchange rate	30,342	1,977	846	29,290	2,453	1,364
Subtotal		35,101	1,978	1,267	35,256	2,460	2,007
Total qualifying hedges		41,003	3,290	1,776	39,857	3,887	2,450
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,516	1,476	638	15,358	1,579	704
Interest rate floors	Interest rate	13,921	39	—	23,371	114	—
Interest rate caps	Interest rate	28,890	355	—	46,666	903	—
Interest rate futures	Interest rate	25	—	—	414	—	1
Interest rate options	Interest rate	39,226	361	27	39,712	434	36
Synthetic GICs	Interest rate	6,145	—	—	13,044	—	—
Foreign currency swaps	Foreign currency exchange rate	4,304	446	24	4,739	720	5
Foreign currency forwards	Foreign currency exchange rate	1,176	8	10	1,328	16	25
Credit default swaps — purchased	Credit	809	3	7	843	16	—
Credit default swaps — written	Credit	10,007	186	4	9,074	113	26
Equity futures	Equity market	941	3	—	1,063	2	—
Equity index options	Equity market	17,703	339	193	14,143	585	179
Equity variance swaps	Equity market	—	—	—	90	4	—
Equity total return swaps	Equity market	1,912	—	218	1,922	23	103
Total non-designated or nonqualifying derivatives		140,575	3,216	1,121	171,767	4,509	1,079
Total		$181,578	$6,506	$2,897	$211,624	$8,396	$3,529
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2023 and 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	N/A	$—	$29	N/A
Hedged items	3	—	N/A	(26)	(31)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(39)	—	N/A	—	20	N/A
Hedged items	38	—	N/A	—	(24)	N/A
Subtotal	(1)	—	N/A	(26)	(6)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(75)
Amount of gains (losses) reclassified from AOCI into income	50	87	—	—	—	(137)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(177)
Amount of gains (losses) reclassified from AOCI into income	4	684	—	—	—	(688)
Foreign currency transaction gains (losses) on hedged items	—	(671)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	(1)
Subtotal	54	101	—	—	—	(1,078)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(842)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(288)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(22)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	113	N/A	N/A	N/A
Equity derivatives (1)	(52)	N/A	(1,042)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	85	N/A	N/A	N/A
Subtotal	(52)	N/A	(1,996)	N/A	N/A	N/A
Earned income on derivatives	184	—	808	4	(145)	—
Synthetic GICs	N/A	N/A	17	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(366)	N/A	N/A	N/A
Total	$185	$101	$(1,537)	$(22)	$(151)	$(1,078)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)

	Year Ended December 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$8	$—	N/A	$(959)	$(231)	N/A
Hedged items	(8)	—	N/A	905	226	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	105	—	N/A	—	—	N/A
Hedged items	(105)	—	N/A	—	—	N/A
Subtotal	—	—	N/A	(54)	(5)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(1,467)
Amount of gains (losses) reclassified from AOCI into income	59	51	—	—	—	(110)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	766
Amount of gains (losses) reclassified from AOCI into income	5	(417)	—	—	—	412
Foreign currency transaction gains (losses) on hedged items	—	411	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	64	45	—	—	—	(399)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	N/A	(2,190)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	2	N/A	564	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	44	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(66)	N/A	N/A	N/A
Equity derivatives (1)	29	N/A	491	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(300)	N/A	N/A	N/A
Subtotal	34	N/A	(1,457)	N/A	N/A	N/A
Earned income on derivatives	370	—	599	112	(120)	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	1,610	N/A	N/A	N/A
Total	$468	$45	$752	$58	$(125)	$(399)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)

	Year Ended December 31, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$6	$—	N/A	$(372)	$(83)	N/A
Hedged items	(6)	—	N/A	327	78	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	49	—	N/A	—	—	N/A
Hedged items	(43)	—	N/A	—	—	N/A
Subtotal	6	—	N/A	(45)	(5)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(570)
Amount of gains (losses) reclassified from AOCI into income	57	87	—	—	—	(144)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	600
Amount of gains (losses) reclassified from AOCI into income	4	(229)	—	—	—	225
Foreign currency transaction gains (losses) on hedged items	—	227	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	61	85	—	—	—	111
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	N/A	(1,523)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	264	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	2	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	23	N/A	N/A	N/A
Equity derivatives (1)	(1)	N/A	(1,308)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(65)	N/A	N/A	N/A
Subtotal	1	N/A	(2,607)	N/A	N/A	N/A
Earned income on derivatives	167	—	648	168	(121)	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	330	—	N/A	N/A
Total	$235	$85	$(1,629)	$123	$(126)	$111
__________________
(1)Excludes earned income on derivatives.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$120	$247	$1	$1
Mortgage loans	$345	$319	$(10)	$(18)
Future policy benefits	$(2,863)	$(2,816)	$191	$200
Policyholder account balances	$(1,844)	$(1,735)	$2	$80
__________________
(1)Includes ($113) million and ($136) million of hedging adjustments on discontinued hedging relationships at December 31, 2023 and 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $23 million, $25 million, and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023 and 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.
At December 31, 2023 and 2022, the balance in AOCI associated with cash flow hedges was $894 million and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2023, the Company expected to reclassify $210 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2023			2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	0.5	$1	$10	1.5
Credit default swaps referencing indices	80	3,831	2.7	79	4,251	3.4
Subtotal	80	3,841	2.7	80	4,261	3.4
Baa
Single name credit default swaps (3)	1	55	2.3	—	40	2.5
Credit default swaps referencing indices	102	5,982	5.6	13	4,598	5.9
Subtotal	103	6,037	5.5	13	4,638	5.8
Ba
Single name credit default swaps (3)	—	—	0.0	1	45	0.7
Credit default swaps referencing indices	2	25	3.0	2	25	4.0
Subtotal	2	25	3.0	3	70	1.9
B
Credit default swaps referencing indices	1	74	5.0	1	75	4.5
Subtotal	1	74	5.0	1	75	4.5
Caa
Credit default swaps referencing indices	(4)	30	2.5	(10)	30	3.5
Subtotal	(4)	30	2.5	(10)	30	3.5
Total	$182	$10,007	4.4	$87	$9,074	4.6
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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third-party custodians.
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
See Note 12 for a description of the impact of credit risk on the valuation of derivatives.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2023		2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,534	$2,892	$8,456	$3,499
OTC-cleared (1)	112	13	57	29
Exchange-traded	3	—	2	1
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	6,649	2,905	8,515	3,529
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,350)	(2,350)	(3,317)	(3,317)
OTC-cleared	(4)	(4)	(14)	(14)
Cash collateral: (3), (4)
OTC-bilateral	(2,872)	—	(4,044)	—
OTC-cleared	(105)	(1)	(18)	(1)
Securities collateral: (5)
OTC-bilateral	(1,283)	(542)	(1,078)	(182)
OTC-cleared	—	(8)	—	(14)
Exchange-traded	—	—	—	(1)
Net amount after application of master netting agreements and collateral	$35	$—	$44	$—
__________________
(1)At December 31, 2023 and 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $143 million and $119 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $8 million and $0, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2023 and 2022, the Company received excess cash collateral of $154 million and $210 million, respectively, and provided excess cash collateral of $4 million and $1 million, respectively, which are not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2023 and 2022, the Company received excess securities collateral with an estimated fair value of $286 million and $366 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2023 and 2022, the Company provided excess securities collateral with an estimated fair value of $1.1 billion and $934 million, respectively, for its OTC-bilateral derivatives, $495 million and $442 million, respectively, for its OTC-cleared derivatives, and $56 million and $96 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	December 31,
	2023	2022
	Derivatives Subject to Financial Strength-Contingent Provisions
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$542	$182
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$896	$221
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2023	2022
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$41	$149
Funds withheld on affiliated reinsurance	Other invested assets	(26)	—
Total		$15	$149
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$104	$—
Funds withheld on affiliated reinsurance	Other liabilities	(304)	(450)
Fixed annuities with equity indexed returns	Policyholder account balances	163	141
Total		$(37)	$(309)

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
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$41,718	$8,775	$50,493
Foreign corporate	—	16,875	8,340	25,215
U.S. government and agency	8,963	12,097	—	21,060
RMBS	3	17,616	1,329	18,948
ABS & CLO	—	10,109	1,532	11,641
Municipals	—	6,319	—	6,319
CMBS	—	5,499	335	5,834
Foreign government	—	3,281	14	3,295
Total fixed maturity securities AFS	8,966	113,514	20,325	142,805
Short-term investments	2,745	288	15	3,048
Other investments	76	77	1,317	1,470
Derivative assets: (1)
Interest rate	—	3,489	—	3,489
Foreign currency exchange rate	—	2,486	—	2,486
Credit	—	181	8	189
Equity market	3	332	7	342
Total derivative assets	3	6,488	15	6,506
Embedded derivatives within asset host contracts (4)	—	—	15	15
Market risk benefits	—	—	177	177
Separate account assets (2)	13,945	68,284	968	83,197
Total assets (3)	$25,735	$188,651	$22,832	$237,218
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,419	$175	$1,594
Foreign currency exchange rate	—	881	—	881
Credit	—	11	—	11
Equity market	—	411	—	411
Total derivative liabilities	—	2,722	175	2,897
Embedded derivatives within liability host contracts (4)	—	—	(37)	(37)
Market risk benefits	—	—	2,878	2,878
Separate account liabilities (2)	4	4	—	8
Total liabilities	$4	$2,726	$3,016	$5,746

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2023 and 2022, the estimated fair value of such investments was $48 million and $61 million, respectively.
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
Certain short-term investments and certain other investments are of a similar nature and class to the fixed maturity securities AFS described above, while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings; issuance structures, in addition to those described above for fixed maturities AFS. Other investments also include certain REJV and use the valuation approach and key inputs as described for OLPI below.

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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance and experience refund related to certain assumed reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the reinsurance liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their underlying host contracts, in other liabilities and other invested assets on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

					December 31, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	4	-	131	95	—	-	126	89	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	110	93	20	-	107	92	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	112	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	78	-	101	94	74	-	101	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	367	-	399	385	372	-	392	381	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.08%	0.05%	(10)
				Ages 41 - 60	0.05%	-	0.67%	0.22%	0.05%	-	0.43%	0.20%	(10)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.34%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	8.72%	0.50%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	3.10%	-	10.10%	4.34%	0.70%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.10%	-	10.10%	4.59%	1.60%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0.25%	-	7.75%	4.47%	0.25%	-	10%	4.02%	(13)
			•	Long-term equity volatilities	16.37%	-	21.85%	18.55%	16.46%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.38%	-	0.70%	0.73%	0.34%	-	0.74%	0.75%	Decrease (15)
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
(9)At December 31, 2023 and 2022, independent non-binding broker quotations were used in the determination of less than 1% and 1%, respectively, of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Balance, January 1, 2022	$14,935	$4,600	$12	$2
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(25)	38	(37)	—
Total realized/unrealized gains (losses) included in AOCI	(3,334)	(356)	6	—
Purchases (3)	3,168	750	—	47
Sales (3)	(1,231)	(795)	(2)	(2)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	1,614	204	45	—
Transfers out of Level 3 (4)	(394)	(1,068)	(9)	—
Balance, December 31, 2022	14,733	3,373	15	47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(46)	(2)	2	—
Total realized/unrealized gains (losses) included in AOCI	881	44	(3)	1
Purchases (3)	3,402	268	—	15
Sales (3)	(1,673)	(609)	—	(48)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	221	195	—	—
Transfers out of Level 3 (4)	(403)	(73)	—	—
Balance, December 31, 2023	$17,115	$3,196	$14	$15
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021: (5)	$(7)	$41	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022: (5)	$(21)	$32	$(37)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023: (5)	$(24)	$16	$2	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021: (5)	$(731)	$10	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022: (5)	$(3,326)	$(341)	$7	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023: (5)	$844	$24	$(3)	$—
Gains (Losses) Data for the year ended December 31, 2021
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(40)	$45	$—	$—
Total realized/unrealized gains (losses) included in AOCI	$(745)	$8	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2022	$127	$894	$86	$(1,236)	$1,958
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	(16)	(140)	1,610	25
Total realized/unrealized gains (losses) included in AOCI	—	—	(547)	—	—
Purchases (3)	—	262	82	—	196
Sales (3)	(108)	(19)	—	—	(1,164)
Issuances (3)	—	—	(3)	—	(2)
Settlements (3)	(11)	—	191	84	4
Transfers into Level 3 (4)	—	3	—	—	1
Transfers out of Level 3 (4)	—	(102)	—	—	(23)
Balance, December 31, 2022	—	1,022	(331)	458	995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	147	(24)	(366)	(27)
Total realized/unrealized gains (losses) included in AOCI	—	—	(5)	—	—
Purchases (3)	—	152	—	—	166
Sales (3)	—	(4)	—	—	(176)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	201	(40)	1
Transfers into Level 3 (4)	—	—	—	—	13
Transfers out of Level 3 (4)	—	—	(1)	—	(4)
Balance, December 31, 2023	$—	$1,317	$(160)	$52	$968
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021: (5)	$(10)	$170	$(7)	$330	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022: (5)	$—	$(22)	$(17)	$1,610	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023: (5)	$—	$150	$(24)	$(366)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021: (5)	$—	$—	$(128)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022: (5)	$—	$—	$(454)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023: (5)	$—	$—	$(5)	$—	$—
Gains (Losses) Data for the year ended December 31, 2021
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(5)	$183	$(69)	$330	$8
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$(352)	$—	$—
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

	December 31,
	2023	2022
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$295	$222

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(162)	$(13)	$(91)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 10.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,584	$—	$—	$59,511	$59,511
Policy loans	$5,671	$—	$—	$6,042	$6,042
Other invested assets	$1,778	$—	$1,794	$—	$1,794
Premiums, reinsurance and other receivables	$14,028	$—	$221	$14,053	$14,274
Liabilities
Policyholder account balances	$87,518	$—	$—	$86,093	$86,093
Long-term debt	$1,886	$—	$1,958	$—	$1,958
Other liabilities	$11,481	$—	$141	$11,333	$11,474
Separate account liabilities	$29,204	$—	$29,204	$—	$29,204

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,570	$—	$—	$58,858	$58,858
Policy loans	$5,729	$—	$—	$6,143	$6,143
Other invested assets	$1,978	$—	$1,979	$—	$1,979
Premiums, reinsurance and other receivables	$12,036	$—	$454	$11,826	$12,280
Liabilities
Policyholder account balances	$85,957	$—	$—	$83,594	$83,594
Long-term debt	$1,676	$—	$1,758	$—	$1,758
Other liabilities	$12,546	$—	$671	$11,842	$12,513
Separate account liabilities	$38,391	$—	$38,391	$—	$38,391
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases and subleases with remaining lease terms of less than one year to seven years.
ROU assets and lease liabilities for operating leases were:

	December 31, 2023	December 31, 2022
	(In millions)
ROU assets	$416	$498
Lease liabilities	$498	$589
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Operating lease cost	$104	$116	$120
Sublease income	(87)	(73)	(91)
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2023	December 31, 2022
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$114	$124
ROU assets obtained in exchange for new lease liabilities	$3	$4
Weighted-average remaining lease term	6 years	6 years
Weighted-average discount rate	4.0%	4.0%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2023
(In millions)
2024	$107
2025	107
2026	104
2027	93
2028	70
Thereafter	88
Total undiscounted cash flows	569
Less: interest	71
Present value of lease liability	$498
See Note 10 for information about the Company’s investments in leased real estate.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

							December 31,
	Interest Rates (1)						2023			2022
	Range			Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
							(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	2037			$700	$(7)	$693	$700	$(7)	$693
Surplus notes	7.80%	-	7.88%	2024	-	2025	400	—	400	400	(1)	399
Other notes	2.12%	-	8.43%	2024	-	2038	796	(3)	793	586	(2)	584
Financing lease obligations							1	—	1	—	—	—
Total long-term debt							1,897	(10)	1,887	1,686	(10)	1,676
Total short-term debt							—	—	—	99	—	99
Total							$1,897	$(10)	$1,887	$1,785	$(10)	$1,775
__________________
(1)Range of interest rates are for the year ended December 31, 2023.
The aggregate maturities of long-term debt at December 31, 2023 for the next five years and thereafter are $335 million in 2024, $250 million in 2025, $0 in 2026, $51 million in 2027, $427 million in 2028 and $824 million thereafter.
Financing lease obligations are collateralized and rank highest in priority, followed by other notes. Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations of Metropolitan Life Insurance Company, and are senior to obligations of MetLife, Inc., may be made only with the prior approval of the New York State Department of Financial Services (“NYDFS”).
Other Notes
In March 2023, MoRe borrowed funds from MetLife, Inc. under a term loan agreement, interest on which is payable semi-annually. The terms of the promissory notes are as follows:
•$80 million 5.34% fixed rate due March 2028;
•$80 million 5.68% fixed rate due March 2033; and
•$50 million 6.05% fixed rate due March 2038.
In December 2022 and 2021, MoRe issued to MetLife, Inc. a $60 million 5.23% promissory note and a $35 million 2.12% promissory note, respectively. Both notes are payable semi-annually and mature in December 2024.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Commercial paper	$—	$99
Average daily balance	$54	$100
Average days outstanding	80 days	131 days
For the years ended December 31, 2023, 2022 and 2021, the weighted average interest rate on short-term debt was 4.80%, 1.60% and 0.23%, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Long-term and Short-term Debt (continued)
Interest Expense
Interest expense included in other expenses was $132 million, $104 million and $96 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts include $65 million, $53 million and $52 million of interest expense related to affiliated debt for the years ended December 31, 2023, 2022 and 2021, respectively.
Credit Facility
At December 31, 2023, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. The Company’s total fees associated with the Credit Facility were $2 million, $4 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2023 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2028 (2)	$3,000	$7	$290	$—	$2,703
__________________
(1)MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2023 and is not responsible for any reimbursement obligations under such letters of credit.
(2)In May 2023, the Credit Facility was amended and restated to, among other things, extend the maturity date. All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2023.
15. Equity
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
New York, the state of domicile of Metropolitan Life Insurance Company, imposes risk-based capital (“RBC”) requirements that were developed by the NAIC. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the state insurance department, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company were in excess of 370% and in excess of 340% at December 31, 2023 and 2022, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
Metropolitan Life Insurance Company’s ancillary foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $293 million and the aggregate actual regulatory capital and surplus of such operations was $1.5 billion as of the date of the most recently required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing FPBs using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company by $1.4 billion and $1.3 billion at December 31, 2023 and 2022, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was $3.4 billion, $2.7 billion and $3.5 billion at December 31, 2023, 2022 and 2021, respectively. Statutory capital and surplus, including the aforementioned prescribed practice, was $11.6 billion and $10.9 billion at December 31, 2023 and 2022, respectively. All such amounts are derived from the statutory–basis financial statements as filed with the NYDFS.
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
Metropolitan Life Insurance Company paid $2.5 billion and $3.5 billion in dividends to MetLife, Inc. for the years ended December 31, 2023 and 2022, respectively, including amounts where regulatory approval was obtained as required. Under

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $3.5 billion to MetLife, Inc. without prior regulatory approval by the end of 2024.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains(Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$10,384	$1,791	$—	$—	$(53)	$(460)	$11,662
Cumulative effects of changes in accounting principles, net of income tax	6,588	—	(19,596)	21	—	—	(12,987)
Balance at January 1, 2021	16,972	1,791	(19,596)	21	(53)	(460)	(1,325)
OCI before reclassifications	(5,443)	30	5,118	311	9	44	69
Deferred income tax benefit (expense)	1,191	(8)	(1,075)	(65)	(1)	(9)	33
AOCI before reclassifications, net of income tax	12,720	1,813	(15,553)	267	(45)	(425)	(1,223)
Amounts reclassified from AOCI	102	81	—	—	—	38	221
Deferred income tax benefit (expense)	(23)	(22)	—	—	—	(8)	(53)
Amounts reclassified from AOCI, net of income tax	79	59	—	—	—	30	168
Balance at December 31, 2021	12,799	1,872	(15,553)	267	(45)	(395)	(1,055)
OCI before reclassifications	(31,197)	(701)	21,623	(236)	(177)	278	(10,410)
Deferred income tax benefit (expense)	6,556	147	(4,541)	49	35	(58)	2,188
AOCI before reclassifications, net of income tax	(11,842)	1,318	1,529	80	(187)	(175)	(9,277)
Amounts reclassified from AOCI	862	302	—	—	—	47	1,211
Deferred income tax benefit (expense)	(181)	(63)	—	—	—	(10)	(254)
Amounts reclassified from AOCI, net of income tax	681	239	—	—	—	37	957
Balance at December 31, 2022	(11,161)	1,557	1,529	80	(187)	(138)	(8,320)
OCI before reclassifications	4,420	(252)	(2,957)	(59)	56	(44)	1,164
Deferred income tax benefit (expense)	(889)	53	621	12	(12)	9	(206)
AOCI before reclassifications, net of income tax	(7,630)	1,358	(807)	33	(143)	(173)	(7,362)
Amounts reclassified from AOCI	1,421	(826)	—	—	—	10	605
Deferred income tax benefit (expense)	(286)	173	—	—	—	(2)	(115)
Amounts reclassified from AOCI, net of income tax	1,135	(653)	—	—	—	8	490
Balance at December 31, 2023	$(6,495)	$705	$(807)	$33	$(143)	$(165)	$(6,872)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2023	2022	2021
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(1,404)	$(810)	$(67)	Net investment gains (losses)
Net unrealized investment gains (losses)	5	6	(13)	Net investment income
Net unrealized investment gains (losses)	(22)	(58)	(22)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(1,421)	(862)	(102)
Income tax (expense) benefit	286	181	23
Net unrealized investment gains (losses), net of income tax	(1,135)	(681)	(79)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	50	59	57	Net investment income
Interest rate derivatives	87	51	87	Net investment gains (losses)
Foreign currency exchange rate derivatives	4	5	4	Net investment income
Foreign currency exchange rate derivatives	684	(417)	(229)	Net investment gains (losses)
Credit derivatives	1	—	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	826	(302)	(81)
Income tax (expense) benefit	(173)	63	22
Gains (losses) on cash flow hedges, net of income tax	653	(239)	(59)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(12)	(49)	(43)
Amortization of prior service (costs) credit	2	2	5
Amortization of defined benefit plan items, before income tax	(10)	(47)	(38)
Income tax (expense) benefit	2	10	8
Amortization of defined benefit plan items, net of income tax	(8)	(37)	(30)
Total reclassifications, net of income tax	$(490)	$(957)	$(168)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 17.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Prepaid legal plans	$446	$421	$395
Administrative services-only contracts	250	226	219
Recordkeeping and administrative services (1)	148	166	211
Other revenue from service contracts from customers	43	34	35
Total revenues from service contracts from customers	887	847	860
Other (2)	786	847	756
Total other revenues	$1,673	$1,694	$1,616
__________________
(1) Related to products and businesses no longer actively marketed by the Company.
(2) Primarily includes reinsurance ceded. See Note 8.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
General and administrative expenses (1)	$2,799	$2,743	$2,331
Pension, postretirement and postemployment benefit costs	199	116	112
Premium taxes, other taxes, and licenses & fees	377	342	332
Commissions and other variable expenses	2,098	2,290	2,551
Capitalization of DAC	(118)	(189)	(63)
Amortization of DAC and VOBA	298	297	341
Interest expense on debt	132	104	96
Total other expenses	$5,785	$5,703	$5,700
__________________
(1)Includes ($116) million, $52 million and ($113) million for the years ended December 31, 2023, 2022 and 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 7 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 9 for a description of the DAC amortization impact associated with the closed block.
Expenses related to Debt
See Note 14 for additional information on interest expense on debt, including affiliated interest expense.
Affiliated Expenses
See Notes 8 and 21 for a discussion of affiliated expenses related to reinsurance and service agreement transactions, respectively, included in the table above.

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
Obligations and Funded Status

	December 31,
	2023	2022
	Pension Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$962	$1,274
Service costs	10	15
Interest costs	52	37
Net actuarial (gains) losses (1)	43	(280)
Settlements and curtailments	—	—
Benefits paid	(79)	(84)
Benefit obligations at December 31,	988	962
Change in plan assets:
Estimated fair value of plan assets at January 1,	—	—
Employer contributions	79	84
Benefits paid	(79)	(84)
Estimated fair value of plan assets at December 31,	—	—
Over (under) funded status at December 31,	$(988)	$(962)
Amounts recognized on the consolidated balance sheets:
Other liabilities	$(988)	$(962)
Amount recognized	$(988)	$(962)
AOCI:
Net actuarial (gains) losses	$220	$189
Prior service costs (credit)	(5)	(7)
AOCI, before income tax	$215	$182
Accumulated benefit obligation	$967	$940
__________________
(1)For the years ended December 31, 2023 and 2022, significant sources of actuarial (gains) losses for pension benefits include the impact of changes to the financial assumptions of $32 million and ($291) million, respectively, plan experience of $21 million and $11 million, respectively, and demographic assumptions of ($10) million and $0, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)
Information regarding pension plans with PBOs and/or accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2023	2022	2023	2022
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$988	$961	$988	$961
Accumulated benefit obligations	$967	$940	$967	$940
Net Periodic Benefit Costs
The components of net periodic benefit costs and benefit obligations recognized in OCI were as follows for pension benefits:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Net periodic benefit costs:
Service costs	$10	$15	$17
Interest costs	52	37	37
Settlement and curtailment (gains) losses	—	—	(3)
Amortization of net actuarial (gains) losses	12	41	43
Amortization of prior service costs (credit)	(2)	(2)	(2)
Total net periodic benefit costs (credit)	72	91	92
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	43	(280)	(42)
Prior service costs (credit)	—	—	—
Settlement and curtailment (gains) losses	—	—	1
Amortization of net actuarial gains (losses)	(12)	(41)	(43)
Amortization of prior service (costs) credit	2	2	2
Total recognized in OCI	33	(319)	(82)
Total recognized in net periodic benefit costs and OCI	$105	$(228)	$10
Assumptions
Assumptions used in determining the benefit obligation for the plan were as follows:

	Pension Benefits
December 31, 2023
Weighted average discount rate	5.25%
Weighted average interest crediting rate	4.00%
Rate of compensation increase	2.50%	-	8.00%
December 31, 2022
Weighted average discount rate	5.60%
Weighted average interest crediting rate	4.00%
Rate of compensation increase	2.50%	-	8.00%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)
Assumptions used in determining the net periodic benefit cost for the plan were as follows:

	Pension Benefits
Year Ended December 31, 2023
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
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plan are primarily funded from the Company’s general assets as they become due under the provisions of the plan. The Company expects to make benefit payments of $80 million in 2024.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

Pension Benefits
(In millions)
2024	$78
2025	$73
2026	$73
2027	$74
2028	$79
2029-2033	$399

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax
The Company’s provision for income tax was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Current:
U.S. federal	$353	$309	$(89)
U.S. state and local	14	11	5
Non-U.S.	14	14	43
Subtotal	381	334	(41)
Deferred:
U.S. federal	(321)	939	576
Non-U.S.	—	—	(6)
Subtotal	(321)	939	570
Provision for income tax expense (benefit)	$60	$1,273	$529
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Income (loss):
U.S.	$1,176	$6,895	$4,139
Non-U.S.	19	34	105
Total	$1,195	$6,929	$4,244
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Tax provision at U.S. statutory rate	$251	$1,455	$891
Tax effect of:
Dividend received deduction	(17)	(19)	(39)
Tax-exempt income	(28)	7	(27)
Prior year tax	8	22	(13)
Low income housing tax credits	(116)	(143)	(178)
Other tax credits	(30)	(36)	(38)
Foreign tax rate differential	1	(10)	(7)
Other, net (1)	(9)	(3)	(60)
Provision for income tax expense (benefit)	$60	$1,273	$529
__________________
(1)For the year ended December 31, 2021, Other, net primarily includes a tax benefit of $53 million related to a non-cash transfer of assets from a wholly-owned United Kingdom subsidiary to Metropolitan Life Insurance Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2023	2022
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,591	$772
Net operating loss carryforwards (1)	76	72
Employee benefits	473	457
Tax credit carryforwards	—	508
Litigation-related and government mandated	83	74
Net unrealized investment losses	1,741	2,699
Other	204	76
Total gross deferred income tax assets	4,168	4,658
Less: Valuation allowance	75	71
Total net deferred income tax assets	4,093	4,587
Deferred income tax liabilities:
Investments, including derivatives	1,005	1,441
Intangibles	20	23
DAC	146	203
Total deferred income tax liabilities	1,171	1,667
Net deferred income tax asset (liability)	$2,922	$2,920
__________________
(1)The Company has recorded a deferred tax asset of $76 million primarily related to U.S. state net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2023. U.S. state net operating loss carryforwards will expire between 2024 and 2042, whereas other jurisdictions have an unlimited carryforward period.
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due from MetLife, Inc. included $57 million and $52 million at December 31, 2023 and 2022, respectively.
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
In 2022, the IRS began a federal income tax audit of MetLife, Inc. and subsidiaries for tax years 2017-2019. The audit is ongoing and to date, no material issues have been raised and no adjustments have been proposed.
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
18. Income Tax (continued)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$37	$23	$35
Additions for tax positions of prior years	—	24	—
Reductions for tax positions of prior years (1)	—	(12)	(14)
Additions for tax positions of current year	2	2	2
Balance at December 31,	$39	$37	$23
Unrecognized tax benefits that, if recognized, would impact the effective rate	$39	$37	$23
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2023	2022	2021
	(In millions, except number of claims)
Asbestos personal injury claims at year end	57,488	58,073	58,785
Number of new claims during the year	2,565	2,610	2,824
Settlement payments during the year (1)	$50.6	$50.5	$53.0
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims. The frequency of severe claims relating to asbestos has not declined as expected, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims to $364 million at December 31, 2023. The recorded liability was $320 million at December 31, 2022.
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into the issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits and additional legal actions relating to the issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.3 billion and $2.7 billion at December 31, 2023 and 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.4 billion and $4.8 billion at December 31, 2023 and 2022, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
19. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $208 million, with a cumulative maximum of $306 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both December 31, 2023 and 2022, for indemnities and guarantees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
20. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2023 and 2022 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2023
Total revenues	$8,717	$8,776	$9,324	$9,532
Total expenses	$8,912	$8,188	$7,634	$10,420
Net income (loss)	$(91)	$510	$1,379	$(663)
Less: Net income (loss) attributable to noncontrolling interests	$(2)	$43	$—	$—
Net income (loss) attributable to Metropolitan Life Insurance Company	$(89)	$467	$1,379	$(663)
2022
Total revenues	$9,517	$9,448	$17,646	$8,836
Total expenses	$7,232	$7,379	$15,793	$8,114
Net income (loss)	$1,882	$1,684	$1,510	$580
Less: Net income (loss) attributable to noncontrolling interests	$—	$2	$2	$24
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,882	$1,682	$1,508	$556
21. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $3.0 billion, $2.7 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Total revenues received from affiliates related to these agreements were $52 million, $48 million and $40 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $56 million and $188 million at December 31, 2023 and 2022, respectively.
See Notes 1, 8, 10, 14 and 15 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties (1)
December 31, 2023
(In millions)

Types of Investments	Cost or Amortized Cost (2)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$23,100	$21,060	$21,060
Public utilities	5,569	5,385	5,385
Municipals	6,429	6,319	6,319
Foreign government	3,416	3,295	3,295
All other corporate bonds	73,720	69,596	69,596
Total bonds	112,234	105,655	105,655
Mortgage-backed, asset-backed and collateralized loan obligations securities	39,136	36,423	36,423
Redeemable preferred stock	710	727	727
Total fixed maturity securities AFS	152,080	142,805	142,805
Mortgage loans	63,093		62,584
Policy loans	5,671		5,671
Real estate and real estate joint ventures	8,500		8,500
Real estate acquired in satisfaction of debt	190		190
Other limited partnership interests	7,765		7,765
Short-term investments	3,008		3,048
Other invested assets	17,054		17,040
Total investments	$257,361		$247,603
______________
(1)Includes investments in related parties of $4.1 billion; see Notes 8, 10 and 11 of the Notes to Consolidated Financial Statements for further information.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2023 and 2022
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Market Risk Benefits (Assets) Liabilities (1)	Policyholder Dividends Payable	Unearned Premiums (2), (3)	Unearned Revenue (2)
2023
Group Benefits (4)	$255	$17,547	$7,605	$—	$—	$359	$—
RIS (4)	169	54,367	69,758	(1)	—	—	16
MetLife Holdings	2,723	65,434	17,598	2,702	233	152	5
Corporate & Other	158	123	8,933	—	—	—	—
Total	$3,305	$137,471	$103,894	$2,701	$233	$511	$21
2022
Group Benefits (4)	$263	$16,727	$7,954	$—	$—	$298	$—
RIS (4)	154	53,116	69,545	25	—	2	18
MetLife Holdings	3,220	64,871	19,828	3,071	240	155	227
Corporate & Other	120	131	6,080	—	—	—	—
Total	$3,757	$134,845	$103,407	$3,096	$240	$455	$245
_____________
(1)MRBs assets and liabilities are presented net.
(2)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(3)Includes premiums received in advance.
(4)See Note 2 for information on the reorganization of the Company’s segments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims, Policyholder Liability Remeasurement (Gains) Losses and Interest Credited to Policyholder Account Balances	Market Risk Benefit Remeasurement (Gains) Losses	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2023
Group Benefits (2)	$21,472	$1,127	$18,143	$—	$26	$3,302
RIS (2)	2,039	6,111	6,527	(34)	31	527
MetLife Holdings	2,865	3,757	4,617	(669)	224	1,278
Corporate & Other	6	211	315	—	17	850
Total	$26,382	$11,206	$29,602	$(703)	$298	$5,957
2022
Group Benefits (2)	$21,124	$1,076	$18,307	$—	$26	$3,056
RIS (2)	8,692	4,980	12,353	(290)	28	347
MetLife Holdings	3,190	4,132	4,904	(3,089)	237	1,372
Corporate & Other	—	(66)	67	—	6	1,194
Total	$33,006	$10,122	$35,631	$(3,379)	$297	$5,969
2021
Group Benefits (2)	$20,468	$1,105	$18,943	$—	$26	$2,799
RIS (2)	4,095	5,855	7,222	117	29	412
MetLife Holdings	3,499	5,496	5,104	(875)	286	1,579
Corporate & Other	—	30	—	—	—	1,301
Total	$28,062	$12,486	$31,269	$(758)	$341	$6,091
_____________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.
(2)See Note 2 for information on the reorganization of the Company’s segments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2023, 2022 and 2021
(Dollars in millions)

	Gross Amount	Ceded (1)	Assumed (1)	Net Amount	% Amount Assumed to Net
2023
Life insurance in-force	$4,276,976	$160,983	$660,504	$4,776,497	13.8%
Insurance premium
Life insurance (2)	$14,418	$704	$807	$14,521	5.6%
Accident & health insurance	10,609	452	40	10,197	0.4%
Total insurance premium	$25,027	$1,156	$847	$24,718	3.4%
2022
Life insurance in-force	$4,074,989	$149,129	$538,168	$4,464,028	12.1%
Insurance premium
Life insurance (2)	$21,248	$769	$830	$21,309	3.9%
Accident & health insurance	10,017	179	42	9,880	0.4%
Total insurance premium	$31,265	$948	$872	$31,189	2.8%
2021
Life insurance in-force	$3,991,763	$164,834	$546,176	$4,373,105	12.5%
Insurance premium
Life insurance (2)	$13,628	$792	$4,080	$16,916	24.1%
Accident & health insurance	9,377	146	41	9,272	0.4%
Total insurance premium	$23,005	$938	$4,121	$26,188	15.7%
______________
(1)    For the year ended December 31, 2023, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.1 billion and $338 million, respectively, and life insurance premiums of $372 million and ($19) million, respectively. For the year ended December 31, 2022, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.7 billion and $2.0 billion, respectively, and life insurance premiums of $139 million and $7 million, respectively. For the year ended December 31, 2021, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $13.7 billion and $1.9 billion, respectively, and life insurance premiums of $114 million and $3.2 billion, respectively.
(2)    Includes annuities with life contingencies.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company has designed these controls and procedures to ensure that information the Company is required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company management, including the CEO and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2023.
During the first quarter of 2023, the Company adopted LDTI resulting in material changes to certain measurement models and disclosures for periodic results and balances related to long-duration insurance contracts. To address the additional requirements under LDTI, the Company implemented changes to policies and processes for the estimation and disclosure of these periodic results and balances.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2023.
Item 9B. Other Information
Securities trading plans
During the three months ended December 31, 2023, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Iran activity
Pursuant to Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports whether it or any of its affiliates knowingly conducted transactions or dealings with the Government of Iran, or any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its subdivisions, agencies or instrumentalities (a “Government Related Entity”). The activities described below and reportable under Section 13(r) took place during the nine months ended September 30, 2023, and were reported in the Quarterly Reports on Form 10-Q for the second and third fiscal quarters of 2023 after they became known to management.

In the second quarter of 2023, an affiliate of the Company that is a subsidiary of MetLife, Inc. but not the Company (the “Affiliate”) issued group medical policies to (i) the Iranian Khadije Kobra School in Dubai, United Arab Emirates (“UAE”), an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity, and (ii) the Directorate of Iranian Schools in the UAE, an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. The Affiliate recorded in its consolidated financial statements for the year ended December 31, 2023 approximately $78 thousand of premiums related to these policies that were received during the year ended December 31, 2023. The Affiliate paid approximately seven thousand dollars in claims under these policies during the year ended December 31, 2023. These transactions did not have any impact on the Company’s consolidated financial statements.
In the third quarter of 2023, after further investigation, MetLife determined that two former policyholders, (i) the Al Adab Iranian Private School for Boys in Dubai, UAE (“Al Adab”), and (ii) the Iranian Towheed Boys School in Dubai, UAE (“Iranian Towheed”), may be owned or controlled, directly or indirectly, by a Government Related Entity. The Affiliate issued two group insurance policies to Al Adab in March 2021 and two group medical policies and one group life insurance policy to Iranian Towheed in March 2022, all of which terminated in March 2023 in accordance with their terms. The Affiliate did not receive any premiums and paid approximately $84 thousand in claims under these policies during the year ended December 31, 2023. These transactions did not have any impact on the Company’s consolidated financial statements.
In each case, MetLife does not intend to continue any services related to or involving the policies. MetLife has investigated the circumstances of the issuance of each policy. MetLife does not intend to conduct any transactions or dealings with a Government Related Entity not authorized by a U.S. federal department or agency.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Company since at least 1968. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out audits of the Company’s consolidated financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
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
Independent Auditor’s Fees for 2023 and 2022
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services for the years ended December 31, 2023 and 2022. All fees shown in the table were related to services that were approved by the Audit Committee.

	2023	2022
	(In millions)
Audit fees (1)	$23.6	$44.3
Audit-related fees (2)	$3.6	$3.9
Tax fees (3)	$0.7	$—
All other fees (4)	$—	$0.1
______________
(1)Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC. The fees for the year ended December 31, 2023, reflect a refinement to the process of allocating total MetLife, Inc. fees to its subsidiaries. In addition, the trend of the audit fees from 2022 to 2023 reflects a decrease due to prior year fees associated with the adoption of targeted improvements to the accounting for long-duration contracts.
(2)Fees for assurance and related services, such as merger and acquisition due diligence requests, consultation services on internal control matters, and attestation services related to internal control over financial reporting, including System and Organization Control (SOC) audit reports, as mandated by Statement on Standards for Attestation Engagements No. 18 (SSAE 18), as well as compliance reports and employee benefit plan audits.

(3)Fees for tax compliance, consultation, and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, transfer pricing, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.
(4)Fees for other types of permitted services, including consulting, financial advisory services, and actuarial services.
Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform pre-approved audit services and pre-approved audit-related, tax and other permitted non-audit services that MetLife expects to be performed for the fiscal year. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 68.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 68.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 222.
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

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	May 19, 2016

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective as of December 21, 2023.	8-K	000-55029	3.2	December 26, 2023

4.1	Description of Securities.					X

10.1	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 6, 2024

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Michel A. Khalaf
	Name:	Michel A. Khalaf
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 6, 2024
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 6, 2024
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	March 6, 2024
Carla A. Harris

/s/ Gerald L. Hassell	Director	March 6, 2024
Gerald L. Hassell

/s/ David L. Herzog	Director	March 6, 2024
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	March 6, 2024
R. Glenn Hubbard

/s/ Jeh C. Johnson	Director	March 6, 2024
Jeh C. Johnson

/s/ Edward J. Kelly, III	Director	March 6, 2024
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 6, 2024
William E. Kennard

/s/ Catherine R. Kinney	Director	March 6, 2024
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	March 6, 2024
Diana L. McKenzie

/s/ Denise M. Morrison	Director	March 6, 2024
Denise M. Morrison

/s/ Mark A. Weinberger	Director	March 6, 2024
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2024
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2024
Tamara L. Schock