Form 10-Q
period 2024-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2024-05-07
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 7, 2024, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2024 and December 31, 2023 (Unaudited)
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $66 and $132, respectively); and amortized cost: $153,315 and $152,080, respectively	$142,218	$142,805
Mortgage loans (net of allowance for credit loss of $569 and $509, respectively; includes $187 and $166, respectively, relating to variable interest entities)	61,855	62,584
Policy loans	5,738	5,671
Real estate and real estate joint ventures (includes $1,355 and $1,427, respectively, relating to variable interest entities, $328 and $317, respectively, under the fair value option)	8,648	8,690
Other limited partnership interests	7,276	7,765
Short-term investments, at estimated fair value	2,004	3,048
Other invested assets (includes $780 and $805, respectively, of leveraged and direct financing leases; $117 and $117, respectively, relating to variable interest entities)	16,878	17,040
Total investments	244,617	247,603
Cash and cash equivalents, principally at estimated fair value	6,101	6,795
Accrued investment income	2,080	2,026
Premiums, reinsurance and other receivables	28,781	28,236
Market risk benefits, at estimated fair value	230	177
Deferred policy acquisition costs and value of business acquired	3,260	3,305
Current income tax recoverable	—	112
Deferred income tax asset	2,934	2,922
Other assets	4,333	4,312
Separate account assets	81,726	83,197
Total assets	$374,062	$378,685
Liabilities and Equity
Liabilities
Future policy benefits	$126,894	$129,182
Policyholder account balances	103,262	103,894
Market risk benefits, at estimated fair value	2,452	2,878
Other policy-related balances	8,796	8,289
Policyholder dividends payable	228	233
Payables for collateral under securities loaned and other transactions	11,628	11,790
Long-term debt	1,737	1,887
Current income tax payable	9	—
Other liabilities	24,037	23,719
Separate account liabilities	81,726	83,197
Total liabilities	360,769	365,069
Contingencies, Commitments and Guarantees (Note 15)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	7,164	7,645
Accumulated other comprehensive income (loss)	(6,728)	(6,872)
Total Metropolitan Life Insurance Company stockholder’s equity	12,916	13,253
Noncontrolling interests	377	363
Total equity	13,293	13,616
Total liabilities and equity	$374,062	$378,685
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Revenues
Premiums	$6,214	$5,849
Universal life and investment-type product policy fees	359	430
Net investment income	2,857	2,685
Other revenues	455	415
Net investment gains (losses)	(136)	(102)
Net derivative gains (losses)	(56)	(560)
Total revenues	9,693	8,717
Expenses
Policyholder benefits and claims	6,690	6,223
Policyholder liability remeasurement (gains) losses	13	(57)
Market risk benefit remeasurement (gains) losses	(586)	244
Interest credited to policyholder account balances	923	831
Policyholder dividends	115	123
Other expenses	1,389	1,548
Total expenses	8,544	8,912
Income (loss) before provision for income tax	1,149	(195)
Provision for income tax expense (benefit)	214	(104)
Net income (loss)	935	(91)
Less: Net income (loss) attributable to noncontrolling interests	(3)	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$938	$(89)
Comprehensive income (loss)	$1,079	$1,398
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(3)	(1)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,082	$1,399
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$5	$12,475	$7,645	$(6,872)	$13,253	$363	$13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(1,200)		(1,200)		(1,200)
Change in equity of noncontrolling interests					—	17	17
Net income (loss)			938		938	(3)	935
Other comprehensive income (loss), net of income tax				144	144		144
Balance at March 31, 2024	$5	$12,475	$7,164	$(6,728)	$12,916	$377	$13,293

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$5	$12,476	$9,022	$(8,320)	$13,183	$212	$13,395
Dividends to MetLife, Inc.			(618)		(618)		(618)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			(89)		(89)	(2)	(91)
Other comprehensive income (loss), net of income tax				1,488	1,488	1	1,489
Balance at March 31, 2023	$5	$12,476	$8,315	$(6,832)	$13,964	$212	$14,176
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$1,397	$199
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	5,900	10,356
Equity securities	24	30
Mortgage loans	1,607	1,146
Real estate and real estate joint ventures	57	8
Other limited partnership interests	250	155
Short-term investments	2,090	2,042
Purchases and originations of:
Fixed maturity securities available-for-sale	(7,035)	(11,590)
Equity securities	(6)	(4)
Mortgage loans	(1,002)	(2,700)
Real estate and real estate joint ventures	(114)	(193)
Other limited partnership interests	(112)	(174)
Short-term investments	(1,095)	(1,321)
Cash received in connection with freestanding derivatives	312	259
Cash paid in connection with freestanding derivatives	(549)	(921)
Net change in policy loans	(67)	28
Net change in other invested assets	(14)	(11)
Other, net	15	6
Net cash provided by (used in) investing activities	261	(2,884)
Cash flows from financing activities
Policyholder account balances - deposits	17,712	22,131
Policyholder account balances - withdrawals	(18,513)	(22,491)
Net change in payables for collateral under securities loaned and other transactions	(162)	(728)
Long-term debt issued	—	211
Long-term debt repaid	(150)	—
Derivatives with certain financing elements and other derivative-related transactions, net	(55)	(2)
Dividends paid to MetLife, Inc.	(1,200)	(618)
Other, net	18	2
Net cash provided by (used in) financing activities	(2,350)	(1,495)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(2)	—
Change in cash and cash equivalents	(694)	(4,180)
Cash and cash equivalents, beginning of period	6,795	9,405
Cash and cash equivalents, end of period	$6,101	$5,225
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$14	$14
Income tax	$11	$3
Non-cash transactions:
Other invested assets received in connection with the sale of other limited partnership interests	$278	$—
Policyholder account balances received associated with funding agreement backed notes issued but not settled	$—	$795
Fixed maturity securities available-for-sale received from an affiliate	$—	$502
Policyholder account balances received in connection with affiliated reinsurance transactions	$—	$502

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of insurance, annuities, employee benefits and asset management and is organized into three segments: Group Benefits, Retirement and Income Solutions (“RIS”), and MetLife Holdings. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2023 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2023 Annual Report.
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
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (each, an “ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adopted Accounting Pronouncements
The table below describes the impacts of ASUs adopted by the Company.

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
January 1, 2024. The Company adopted this update, applying a modified retrospective basis.
The Company has elected to use the proportional amortization method to account for its tax equity investments that meet the required criteria. The adoption of this update resulted in a decrease to retained earnings of $219 million, net of income tax, primarily related to the Company’s tax equity investments reported within other invested assets, as of January 1, 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Among other things, the amendments in this update require that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation; and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments include:
(i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss on an annual and interim basis;
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
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets in the U.S. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.
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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings excludes net investment gains (losses), net derivative gains (losses), market risk benefits (“MRBs”) remeasurement gains (losses) and goodwill impairments. Further, policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities, and (ii) market value adjustments.

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
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits (“FPBs”), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, (iii) asymmetrical accounting associated with in-force reinsurance, and (iv) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Interest credited to policyholder account balances (“PABs”) excludes amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments and asymmetrical accounting associated with in-force reinsurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2024 and 2023. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended March 31, 2024	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,467	$176	$572	$(1)	$6,214	$—	$6,214
Universal life and investment-type product policy fees	222	65	70	2	359	—	359
Net investment income	305	1,676	910	90	2,981	(124)	2,857
Other revenues	189	62	50	122	423	32	455
Net investment gains (losses)	—	—	—	—	—	(136)	(136)
Net derivative gains (losses)	—	—	—	—	—	(56)	(56)
Total revenues	6,183	1,979	1,602	213	9,977	(284)	9,693
Expenses
Policyholder benefits and claims and policyholder dividends	4,945	827	1,046	—	6,818	(13)	6,805
Policyholder liability remeasurement (gains) losses	(3)	(8)	24	—	13	—	13
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	(586)	(586)
Interest credited to policyholder account balances	48	676	94	83	901	22	923
Capitalization of deferred policy acquisition costs	(4)	(21)	—	—	(25)	—	(25)
Amortization of deferred policy acquisition costs and value of business acquired	6	8	50	6	70	—	70
Interest expense on debt	—	4	4	24	32	—	32
Other expenses	872	102	200	135	1,309	3	1,312
Total expenses	5,864	1,588	1,418	248	9,118	(574)	8,544
Provision for income tax expense (benefit)	69	82	36	(34)	153	61	214
Adjusted earnings	$250	$309	$148	$(1)	706
Adjustments to:
Total revenues					(284)
Total expenses					574
Provision for income tax (expense) benefit					(61)
Net income (loss)					$935		$935

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2023	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,216	$54	$578	$1	$5,849	$—	$5,849
Universal life and investment-type product policy fees	218	67	145	—	430	—	430
Net investment income	303	1,551	989	43	2,886	(201)	2,685
Other revenues	179	63	56	122	420	(5)	415
Net investment gains (losses)	—	—	—	—	—	(102)	(102)
Net derivative gains (losses)	—	—	—	—	—	(560)	(560)
Total revenues	5,916	1,735	1,768	166	9,585	(868)	8,717
Expenses
Policyholder benefits and claims and policyholder dividends	4,694	533	1,116	—	6,343	3	6,346
Policyholder liability remeasurement (gains) losses	(4)	(68)	15	—	(57)	—	(57)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	244	244
Interest credited to policyholder account balances	46	563	155	66	830	1	831
Capitalization of deferred policy acquisition costs	(6)	(19)	—	(52)	(77)	—	(77)
Amortization of deferred policy acquisition costs and value of business acquired	6	8	59	4	77	—	77
Interest expense on debt	—	3	3	24	30	—	30
Other expenses	809	297	206	201	1,513	5	1,518
Total expenses	5,545	1,317	1,554	243	8,659	253	8,912
Provision for income tax expense (benefit)	78	87	41	(75)	131	(235)	(104)
Adjusted earnings	$293	$331	$173	$(2)	795
Adjustments to:
Total revenues					(868)
Total expenses					(253)
Provision for income tax (expense) benefit					235
Net income (loss)					$(91)		$(91)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2024	December 31, 2023
	(In millions)
Group Benefits	$34,538	$34,185
RIS	177,148	180,625
MetLife Holdings	131,556	133,219
Corporate & Other	30,820	30,656
Total	$374,062	$378,685
3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$47,106	$48,695
MetLife Holdings - Long-term care	14,845	15,240
Deferred Profit Liabilities:
RIS - Annuities	2,993	3,000
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,877	1,841
MetLife Holdings - Participating life	43,294	43,586
Other long-duration (1)	6,416	6,605
Short-duration and other	10,363	10,215
Total	$126,894	$129,182
__________________
(1) This balance represents liabilities for various smaller product lines across all segments.
Rollforwards - Traditional and Limited-Payment Contracts
The following information about the direct and assumed liability for FPBs includes disaggregated rollforwards of expected future net premiums and expected future benefits. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the rollforwards and accompanying financial information do not include a reduction for amounts ceded to reinsurers, except with respect to ending net liability for FPB balances where applicable.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(3)	2
Adjusted balance	(3)	2
Issuances	157	66
Net premiums collected	(154)	(68)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$48,886	$48,190

Balance, beginning of period, at original discount rate	$47,991	$49,194
Effect of actual variances from expected experience (1)	(26)	(262)
Adjusted balance	47,965	48,932
Issuances	157	64
Interest accrual	597	600
Benefit payments	(1,115)	(1,309)
Ending balance at original discount rate	47,604	48,287
Effect of changes in discount rate assumptions	(200)	281
Balance, end of period, at current discount rate at balance sheet date	47,404	48,568

Cumulative amount of fair value hedging adjustments	(298)	(77)
Net liability for FPBs	$47,106	$48,491

Undiscounted - Expected future benefit payments	$88,345	$94,225
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$47,404	$48,568
Weighted-average duration of the liability	9 years	10 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.4%	5.2%
__________________
(1)For the three months ended March 31, 2024 and 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $15 million and $196 million, respectively. Excluding the corresponding impact in DPL, for the three months ended March 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and the amendment of an affiliated reinsurance treaty.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,687	$5,775

Balance, beginning of period, at original discount rate	$5,566	$5,807
Effect of actual variances from expected experience	(4)	26
Adjusted balance	5,562	5,833
Interest accrual	71	75
Net premiums collected	(143)	(146)
Ending balance at original discount rate	5,490	5,762
Effect of changes in discount rate assumptions	—	104
Balance, end of period, at current discount rate at balance sheet date	$5,490	$5,866

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,927	$19,619

Balance, beginning of period, at original discount rate	$20,494	$20,165
Effect of actual variances from expected experience	(1)	28
Adjusted balance	20,493	20,193
Interest accrual	269	266
Benefit payments	(212)	(191)
Ending balance at original discount rate	20,550	20,268
Effect of changes in discount rate assumptions	(215)	215
Balance, end of period, at current discount rate at balance sheet date	20,335	20,483

Net liability for FPBs	$14,845	$14,617

Undiscounted:
Expected future gross premiums	$10,430	$11,053
Expected future benefit payments	$44,808	$45,741
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,895	$7,295
Expected future benefit payments	$20,335	$20,483
Weighted-average duration of the liability	14 years	15 years
Weighted -average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.5%	5.3%

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The following information about the direct liability for additional insurance liabilities includes a disaggregated rollforward. The products grouped within the rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in the disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the rollforward and accompanying financial information do not include a reduction for amounts ceded to reinsurers.
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,841	$1,642
Less: Accumulated other comprehensive income (“AOCI”) adjustment	(14)	(63)
Balance, beginning of period, before AOCI adjustment	1,855	1,705
Effect of actual variances from expected experience	11	14
Adjusted balance	1,866	1,719
Assessments accrual	22	24
Interest accrual	24	22
Excess benefits paid	(20)	(29)
Balance, end of period, before AOCI adjustment	1,892	1,736
Add: AOCI adjustment	(15)	(50)
Balance, end of period	1,877	1,686
Less: Reinsurance recoverables	1,877	636
Balance, end of period, net of reinsurance	$—	$1,050

Weighted-average duration of the liability	17 years	17 years
Weighted-average interest accretion rate	5.2%	5.2%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Three Months Ended March 31,
	2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$167	$597	$41	$600
MetLife Holdings - Long-term care	181	198	183	191
Deferred Profit Liabilities:
RIS - Annuities	N/A	37	N/A	35
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	99	24	120	22
Other long duration	177	77	164	76
Total	$624	$933	$508	$924
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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of period	$11,609	$11,300
Less: Reinsurance recoverables	1,740	1,633
Net balance, beginning of period	9,869	9,667
Incurred related to:
Current period	5,178	5,151
Prior periods (1)	(58)	(28)
Total incurred	5,120	5,123
Paid related to:
Current period	(2,152)	(2,025)
Prior periods	(3,000)	(2,999)
Total paid	(5,152)	(5,024)
Net balance, end of period	9,837	9,766
Add: Reinsurance recoverables	2,064	1,816
Balance, end of period (included in FPBs and other policy-related balances)	$11,901	$11,582
______________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

(1)For the three months ended March 31, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Group Benefits - Group Life	$7,593	$7,605
RIS:
Capital Markets Investment Products and Stable Value GICs	58,350	58,554
Annuities and Risk Solutions	10,793	10,650
MetLife Holdings - Annuities	10,489	10,888
Other	16,037	16,197
Total	$103,262	$103,894
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
4. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,605	$7,954
Deposits	966	830
Policy charges	(163)	(160)
Surrenders and withdrawals	(856)	(782)
Benefit payments	(4)	(1)
Net transfers from (to) separate accounts	(3)	1
Interest credited	48	46
Balance, end of period	$7,593	$7,888

Weighted-average annual crediting rate	2.6%	2.3%

At period end:
Cash surrender value	$7,533	$7,827
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$260,502	$249,463
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$839	$4,628	$5,467
Equal to or greater than 2% but less than 4%	1,242	9	60	2	1,313
Equal to or greater than 4%	701	—	40	33	774
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	39
Total	$1,943	$9	$939	$4,663	$7,593

March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$935	$4,640	$5,575
Equal to or greater than 2% but less than 4%	1,277	10	63	2	1,352
Equal to or greater than 4%	759	1	43	33	836
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	125
Total	$2,036	$11	$1,041	$4,675	$7,888

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
4. Policyholder Account Balances (continued)
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$58,554	$58,508
Deposits	16,227	19,546
Surrenders and withdrawals	(16,502)	(20,825)
Interest credited	518	422
Effect of foreign currency translation and other, net	(447)	459
Balance, end of period	$58,350	$58,110

Weighted-average annual crediting rate	3.6%	2.9%
Cash surrender value at period end	$1,515	$1,565
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,998	$1,999
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,351
Total	$—	$—	$1	$1,998	$58,350

March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,835	$1,836
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,274
Total	$—	$—	$1	$1,835	$58,110

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$10,650	$10,244
Deposits	250	240
Policy charges	(12)	(43)
Surrenders and withdrawals	(55)	(40)
Benefit payments	(148)	(134)
Net transfers from (to) separate accounts	19	55
Interest credited	112	107
Other	(23)	21
Balance, end of period	$10,793	$10,450

Weighted-average annual crediting rate	4.2%	4.1%

At period end:
Cash surrender value	$6,834	$6,621
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death	$34,862	$35,177
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,579	$1,599
Equal to or greater than 2% but less than 4%	244	34	8	416	702
Equal to or greater than 4%	3,527	—	266	5	3,798
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,694
Total	$3,771	$34	$294	$2,000	$10,793

March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$58	$1,394	$1,452
Equal to or greater than 2% but less than 4%	230	39	40	441	750
Equal to or greater than 4%	3,689	120	12	5	3,826
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,422
Total	$3,919	$159	$110	$1,840	$10,450

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$10,888	$12,598
Deposits	36	41
Policy charges	(3)	(3)
Surrenders and withdrawals	(440)	(510)
Benefit payments	(106)	(117)
Net transfers from (to) separate accounts	27	35
Interest credited	83	90
Other	4	9
Balance, end of period	$10,489	$12,143

Weighted-average annual crediting rate	3.2%	2.9%

At period end:
Cash surrender value	$9,797	$11,309
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death	$2,486	$3,600
At annuitization or exercise of other living benefits	$572	$788
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$6	$237	$442	$60	$745
Equal to or greater than 2% but less than 4%	865	7,151	534	201	8,751
Equal to or greater than 4%	417	140	25	—	582
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	411
Total	$1,288	$7,528	$1,001	$261	$10,489

March 31, 2023
Equal to or greater than 0% but less than 2%	$658	$90	$136	$24	$908
Equal to or greater than 2% but less than 4%	6,516	3,197	371	36	10,120
Equal to or greater than 4%	587	44	6	—	637
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	478
Total	$7,761	$3,331	$513	$60	$12,143
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$206	$2,437	$2,231	$156	$2,858	$2,702
Other	24	15	(9)	21	20	(1)
Total	$230	$2,452	$2,222	$177	$2,878	$2,701
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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of period	$2,702	$3,071

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,741	$3,164
Attributed fees collected	76	80
Benefit payments	(22)	(10)
Effect of changes in interest rates	(376)	344
Effect of changes in capital markets	(242)	(303)
Effect of changes in equity index volatility	34	(121)
Actual policyholder behavior different from expected behavior	57	21
Effect of foreign currency translation and other, net (1)	(11)	251
Effect of changes in risk margin	(44)	3
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,213	3,429
Cumulative effect of changes in the instrument-specific credit risk	18	(174)
Balance, end of period	$2,231	$3,255

At period end:
Net amount at risk, excluding offsets from hedging (2):
In the event of death	$2,486	$3,600
At annuitization or exercise of other living benefits	$572	$788
Weighted-average attained age of contractholders:
In the event of death	72 years	70 years
At annuitization or exercise of other living benefits	70 years	70 years
__________________
(1)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
(2)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 4.
Significant Methodologies and Assumptions
The Company issues GMDBs, GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and GMIBs that typically meet the definition of MRBs, which are measured in aggregate, as one compound MRB, at estimated fair value separately from the variable annuity contract, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in other comprehensive income (loss) (“OCI”).
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
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions, including changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.
Other
In addition to the disaggregated MRB product rollforward above, the Company offers other products with guaranteed minimum benefit features. These MRBs are measured at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 11 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding these product liabilities was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of period	$(1)	$25

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2	$34
Attributed fees collected	1	1
Effect of changes in interest rates	(12)	21
Actual policyholder behavior different from expected behavior	—	(23)
Effect of foreign currency translation and other, net	2	35
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(7)	68
Cumulative effect of changes in the instrument-specific credit risk	(2)	(15)
Balance, end of period	$(9)	$53

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
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$33,142	$35,562
Annuities	11,465	11,659
MetLife Holdings - Annuities	29,803	29,162
Other	7,316	6,814
Total	$81,726	$83,197
Rollforwards
The following information about the separate account liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
The separate account liabilities are primarily comprised of the following: RIS stable value and risk solutions contracts, RIS annuities participating and non-participating group contracts, and MetLife Holdings variable annuities.
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$35,562	$11,659	$29,162
Premiums and deposits	312	15	63
Policy charges	(49)	(5)	(143)
Surrenders and withdrawals	(1,804)	(172)	(880)
Benefit payments	(22)	—	(128)
Investment performance	246	(54)	1,761
Net transfers from (to) general account	(19)	—	(27)
Other (1)	(1,084)	22	(5)
Balance, end of period	$33,142	$11,465	$29,803
Three Months Ended March 31, 2023
Balance, beginning of period	$43,249	$11,694	$28,443
Premiums and deposits	645	78	67
Policy charges	(57)	(6)	(149)
Surrenders and withdrawals	(3,417)	(135)	(660)
Benefit payments	(21)	—	(120)
Investment performance	1,079	505	1,716
Net transfers from (to) general account	(57)	2	(36)
Other	(744)	81	—
Balance, end of period	$40,677	$12,219	$29,261

Cash surrender value at March 31, 2024 (2)	$29,496	N/A	$29,656
Cash surrender value at March 31, 2023 (2)	$36,594	N/A	$29,115
_____________

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
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2024
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$555	$—	$555
U.S. government and agency	—	9,167	—	9,167
Public utilities	—	1,075	—	1,075
Municipals	—	297	—	297
Corporate bonds:
Materials	—	134	—	134
Communications	—	828	—	828
Consumer	—	1,795	—	1,795
Energy	—	878	—	878
Financial	—	2,632	—	2,632
Industrial and other	—	695	—	695
Technology	—	471	—	471
Foreign	—	1,840	—	1,840
Total corporate bonds	—	9,273	—	9,273
Total bonds	—	20,367	—	20,367
Mortgage-backed securities	—	9,305	—	9,305
Asset-backed securities and collateralized loan obligations	—	2,151	—	2,151
Redeemable preferred stock	—	9	—	9
Total fixed maturity securities	—	31,832	—	31,832
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,373	—	2,373
Banks, trust and insurance companies	—	731	—	731
Public utilities	—	63	—	63
Non-redeemable preferred stock	—	—	—	—
Mutual funds	1,261	3,770	35,763	40,794
Total equity securities	1,261	6,937	35,763	43,961
Other invested assets	—	1,376	—	1,376
Total investments	1,261	40,145	35,763	77,169
Other assets	—	4,557	—	4,557
Total	$1,261	$44,702	$35,763	$81,726

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2024	$255	$155	$2,723	$158	$3,291
Capitalizations	4	21	—	—	25
Amortization	(6)	(8)	(50)	(6)	(70)
Balance at March 31, 2024	$253	$168	$2,673	$152	$3,246

Balance at January 1, 2023	$264	$137	$3,220	$120	$3,741
Capitalizations	6	19	—	52	77
Amortization	(6)	(7)	(59)	(4)	(76)
Balance at March 31, 2023	$264	$149	$3,161	$168	$3,742

Total DAC and VOBA:
Balance at March 31, 2024					$3,260
Balance at March 31, 2023					$3,757
Balance at December 31, 2023					$3,305
__________________
(1)Includes DAC balances primarily related to whole life, variable annuities, disability income, term life, long-term care and universal life products.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue (continued)
Unearned Revenue
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Three Months Ended March 31, 2024
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$16	$5	$21
Deferrals	1	—	1
Amortization	(1)	—	(1)
Balance, end of period	$16	$5	$21

	Three Months Ended March 31, 2023
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$18	$227	$245
Deferrals	1	9	10
Amortization	(1)	(5)	(6)
Balance, end of period	$18	$231	$249
8. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving Metropolitan Life Insurance Company’s plan of reorganization, as amended (the “Plan of Reorganization”). On the Demutualization Date, Metropolitan Life Insurance Company established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life Insurance Company. See Note 9 to the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information on the closed block.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Closed Block Liabilities
Future policy benefits	$35,806	$36,142
Other policy-related balances	301	319
Policyholder dividends payable	170	174
Policyholder dividend obligation	—	—
Current income tax payable	1	—
Other liabilities	746	668
Total closed block liabilities	37,024	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,637	19,939
Mortgage loans	6,005	6,151
Policy loans	3,919	3,960
Real estate and real estate joint ventures	676	668
Other invested assets	496	506
Total investments	30,733	31,224
Cash and cash equivalents	717	717
Accrued investment income	385	383
Premiums, reinsurance and other receivables	52	54
Current income tax recoverable	—	3
Deferred income tax asset	359	312
Total assets designated to the closed block	32,246	32,693
Excess of closed block liabilities over assets designated to the closed block	4,778	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(1,044)	(820)
Unrealized gains (losses) on derivatives, net of income tax	151	130
Total amounts included in AOCI	(893)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,885	$3,920

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues
Premiums	$218	$235
Net investment income	343	338
Net investment gains (losses)	(7)	4
Net derivative gains (losses)	5	(2)
Total revenues	559	575
Expenses
Policyholder benefits and claims	404	413
Policyholder dividends	90	97
Other expenses	20	22
Total expenses	514	532
Revenues, net of expenses before provision for income tax expense (benefit)	45	43
Provision for income tax expense (benefit)	10	9
Revenues, net of expenses and provision for income tax expense (benefit)	$35	$34
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

	March 31, 2024					December 31, 2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$52,298	$(10)	$845	$3,467	$49,666	$52,479	$(62)	$1,126	$3,050	$50,493
Foreign corporate	27,237	(2)	415	3,126	24,524	27,520	(2)	536	2,839	25,215
U.S. government and agency	24,647	—	132	2,783	21,996	23,100	—	243	2,283	21,060
RMBS	21,688	(1)	193	2,149	19,731	20,700	(1)	228	1,979	18,948
ABS & CLO	11,908	(7)	38	363	11,576	12,049	(6)	30	432	11,641
Municipals	6,261	—	233	455	6,039	6,429	—	318	428	6,319
CMBS	5,979	(11)	40	445	5,563	6,387	(11)	28	570	5,834
Foreign government	3,297	(35)	125	264	3,123	3,416	(50)	156	227	3,295
Total fixed maturity securities AFS	$153,315	$(66)	$2,021	$13,052	$142,218	$152,080	$(132)	$2,665	$11,808	$142,805
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,500	$24,993	$27,898	$56,302	$39,556	$153,249
Estimated fair value	$4,407	$24,203	$26,636	$50,102	$36,870	$142,218
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

	March 31, 2024				December 31, 2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,729	$124	$25,379	$3,319	$3,537	$95	$25,752	$2,924
Foreign corporate	1,414	66	16,414	3,060	714	64	16,982	2,775
U.S. government and agency	5,375	184	10,925	2,599	4,322	228	9,980	2,055
RMBS	1,830	53	12,743	2,095	1,470	37	12,813	1,941
ABS & CLO	1,040	20	6,140	342	937	20	8,250	410
Municipals	440	13	2,106	442	262	10	2,102	418
CMBS	173	4	3,756	439	587	23	4,096	542
Foreign government	490	22	1,368	239	431	12	1,452	212
Total fixed maturity securities AFS	$15,491	$486	$78,831	$12,535	$12,260	$489	$81,427	$11,277
Investment grade	$14,664	$459	$74,988	$12,094	$11,499	$453	$77,325	$10,849
Below investment grade	827	27	3,843	441	761	36	4,102	428
Total fixed maturity securities AFS	$15,491	$486	$78,831	$12,535	$12,260	$489	$81,427	$11,277
Total number of securities in an unrealized loss position	2,055		8,334		1,679		8,441
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $1.3 billion for the three months ended March 31, 2024 to $13.0 billion primarily due to an increase in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities, partially offset by narrowing credit spreads.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at March 31, 2024, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of March 31, 2024, $441 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At March 31, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2024.

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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended March 31, 2024	(In millions)
Balance, at beginning of period	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	—	—	(2)	—	1	—	(1)
Securities sold or exchanged	(52)	—	(13)	—	—	—	(65)
Balance, at end of period	$10	$2	$35	$1	$7	$11	$66
Three Months Ended March 31, 2023
Balance, at beginning of period	$28	$3	$68	$—	$—	$15	$114
ACL not previously recorded	31	—	—	—	—	—	31
Changes for securities with previously recorded ACL	—	—	—	—	—	2	2
Securities sold or exchanged	(2)	—	—	—	—	(10)	(12)
Balance, at end of period	$57	$3	$68	$—	$—	$7	$135
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2024		December 31, 2023
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$36,599	59.2%	$37,129	59.3%
Agricultural	15,700	25.4	15,831	25.3
Residential	10,125	16.3	10,133	16.2
Total amortized cost	62,424	100.9	63,093	100.8
Allowance for credit loss	(569)	(0.9)	(509)	(0.8)
Total mortgage loans	$61,855	100.0%	$62,584	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($775) million and ($720) million at March 31, 2024 and December 31, 2023, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2024 was $194 million, $138 million and $80 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $196 million, $166 million and $79 million, respectively.
Purchases of mortgage loans from unaffiliated parties, consisting primarily of residential mortgage loans, were $255 million and $757 million for the three months ended March 31, 2024 and 2023, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans to and from affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$210	$152	$147	$509	$174	$105	$169	$448
Provision (release)	63	15	(18)	60	79	49	18	146
Charge-offs, net of recoveries	—	—	—	—	—	(7)	—	(7)
Balance, end of period	$273	$167	$129	$569	$253	$147	$187	$587
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded.
These mortgage loan modifications are summarized as follows:

	Three Months Ended March 31,
	2024			2023
	Maturity Extension	Weighted Average Life Increase	% of BV	Maturity Extension	Weighted Average Life Increase	% of BV
	Amortized Cost	Affected Loans (in Years)		Amortized Cost	Affected Loans (in Years)
	(Dollars in millions)
Commercial	$30	Less than one year	< 1%	$31	Less than one year	< 1%
During the three months ended March 31, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became delinquent. During the three months ended March 31, 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties, were current.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$550	$1,587	$1,197	$1,689	$982	$10,054	$2,461	$18,520	50.6%
65% to 75%	—	226	3,080	1,462	936	4,408	—	10,112	27.6
76% to 80%	—	—	355	182	111	1,755	—	2,403	6.6
Greater than 80%	—	52	588	724	611	3,589	—	5,564	15.2
Total	$550	$1,865	$5,220	$4,057	$2,640	$19,806	$2,461	$36,599	100.0%
DSCR:
> 1.20x	$518	$1,384	$4,453	$3,677	$2,367	$16,393	$2,461	$31,253	85.4%
1.00x - 1.20x	32	392	328	380	101	2,101	—	3,334	9.1
<1.00x	—	89	439	—	172	1,312	—	2,012	5.5
Total	$550	$1,865	$5,220	$4,057	$2,640	$19,806	$2,461	$36,599	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$123	$794	$1,988	$1,472	$1,942	$6,941	$1,235	$14,495	92.3%
65% to 75%	3	22	77	193	125	503	127	1,050	6.7
76% to 80%	—	—	—	—	—	—	—	—	—
Greater than 80%	—	5	—	—	5	140	5	155	1.0
Total	$126	$821	$2,065	$1,665	$2,072	$7,584	$1,367	$15,700	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$—	$345	$1,842	$909	$150	$6,521	$—	$9,767	96.5%
Nonperforming (1)	—	8	50	14	6	280	—	358	3.5
Total	$—	$353	$1,892	$923	$156	$6,801	$—	$10,125	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $134 million at both March 31, 2024 and December 31, 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2024 and December 31, 2023. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In millions)
Commercial	$276	$19	$—	$—	$491	$303
Agricultural	243	40	29	—	252	206
Residential	358	343	—	—	360	343
Total	$877	$402	$29	$—	$1,103	$852
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2024	December 31, 2023	Three Months Ended March 31,
			2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,587	$1,594	$38	$42
Other real estate	510	506	43	46
Real estate joint ventures	6,551	6,590	(50)	(36)
Total real estate and real estate joint ventures	$8,648	$8,690	$31	$52
The carrying value of wholly-owned real estate acquired through foreclosure was $192 million and $190 million at March 31, 2024 and December 31, 2023, respectively. Depreciation expense on real estate investments was $21 million and $20 million for the three months ended March 31, 2024 and 2023, respectively. Real estate investments net of accumulated depreciation were $660 million and $638 million at March 31, 2024 and December 31, 2023, respectively.
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office, apartment and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification and geographic diversification.
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a summary of leased real estate investments and income earned, by property type.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheet, was $781 million and $1.0 billion at March 31, 2024 and December 31, 2023, respectively. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit) in the interim condensed consolidated statements of operations. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. For the three months ended March 31, 2024, income tax credits and other income tax benefits of $37 million and amortized expense of $33 million were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type. FVO securities includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	March 31, 2024			December 31, 2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
FVO securities	$391	$443	$834	$379	$367	$746

Equity securities
Common stock (2)	$119	$57	$176	$118	$45	$163
Non-redeemable preferred stock	166	4	170	177	7	184
Total equity securities	$285	$61	$346	$295	$52	$347
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
(2)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.6 billion and $3.5 billion, principally at estimated fair value, at March 31, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2024 and December 31, 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2024			December 31, 2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$5,862	$5,997	$5,870	$5,528	$5,684	$5,565
Repurchase agreements	$3,032	$2,975	$2,912	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at both March 31, 2024 and December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2024					December 31, 2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$901	$2,763	$2,333	$—	$5,997	$943	$2,523	$2,218	$—	$5,684

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities in the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.
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

	March 31, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$101	$105
Invested assets pledged as collateral (1)	21,418	21,177
Total invested assets on deposit and pledged as collateral	$21,519	$21,282
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 10.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $637 million, at redemption value, at both March 31, 2024 and December 31, 2023.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2024		December 31, 2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures	$1,355	$—	$1,427	$—
Mortgage loan joint ventures	195	—	171	—
Renewable energy partnership (primarily other invested assets)	66	1	65	—
Investment funds (primarily other invested assets)	61	—	61	—
Total	$1,677	$1	$1,724	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2024		December 31, 2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$35,694	$35,694	$35,370	$35,370
Other limited partnership interests	6,816	8,741	7,319	9,452
Other invested assets	1,171	1,328	1,318	1,405
Real estate joint ventures	109	272	104	267
Total	$43,790	$46,035	$44,111	$46,494
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests (“OLPI”) and real estate joint ventures (“REJV”) is equal to the carrying amounts plus any unrecognized unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2024 or 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2024	2023
	(In millions)
Fixed maturity securities AFS	$1,830	$1,846
Mortgage loans	828	790
Policy loans	70	73
Real estate and REJV	31	52
OLPI	158	1
Cash, cash equivalents and short-term investments	91	84
FVO securities	66	50
Operating joint venture	16	14
Equity securities	3	1
Other	81	79
Subtotal investment income	3,174	2,990
Less: Investment expenses	317	305
Net investment income	$2,857	$2,685

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals	$—	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	87	58
Net realized and unrealized gains (losses) recognized in NII	$87	$58

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in NII	$64	$47

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$136	$(38)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2024	2023
	(In millions)
Fixed maturity securities AFS	$(79)	$52
Equity securities	6	(5)
Mortgage loans	(71)	(149)
Real estate and REJV (excluding changes in estimated fair value)	27	2
OLPI (excluding changes in estimated fair value) (1)	(38)	7
Other gains (losses)	(5)	6
Subtotal	(160)	(87)
Change in estimated fair value of OLPI and REJV	3	(5)
Non-investment portfolio gains (losses)	21	(10)
Subtotal	24	(15)
Net investment gains (losses)	$(136)	$(102)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(173)	$83
Impairment (losses)	—	(6)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	7	(162)
Unrealized net gains (losses) recognized in earnings	9	(7)
Total recognized gains (losses)	(157)	(92)
Non-investment portfolio gains (losses)	21	(10)
Net investment gains (losses)	$(136)	$(102)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$11	$(3)

Other gains (losses) include:
Foreign currency gains (losses)	$9	$(15)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in NIGL	$(173)	$83
Recognized in NII	—	—
Net realized investment gains (losses) from sales and disposals of investments	$(173)	$83
__________________
(1)    Includes a net loss of $36 million during the three months ended March 31, 2024 for private equity investments sold. The Company sold a $590 million portfolio of investments to a fund for proceeds of $554 million in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2024	2023
	(In millions)
Proceeds	$3,030	$8,422
Gross investment gains	$48	$239
Gross investment (losses)	(193)	(160)
Realized gains (losses) on sales and disposals	(145)	79
Net credit loss (provision) release (change in ACL recognized in earnings)	66	(21)
Impairment (losses)	—	(6)
Net credit loss (provision) release and impairment (losses)	66	(27)
Net investment gains (losses)	$(79)	$52

Equity Securities
Realized gains (losses) on sales and disposals	$(1)	$(2)
Unrealized net gains (losses) recognized in earnings	7	(3)
Net investment gains (losses)	$6	$(5)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, and real estate and real estate joint ventures to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$140	$—
Amortized cost of invested assets transferred to affiliates	$137	$—
Net investment gains (losses) recognized on transfers	$3	$—
Estimated fair value of invested assets transferred from affiliates	$2	$515
Estimated fair value of derivative liabilities transferred from affiliates	$—	$—

Recurring related party investments and related net investment income were as follows at and for the periods ended:

		March 31, 2024	December 31, 2023	Three Months Ended March 31,
				2024	2023
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,052	$1,130	$3	$5
Affiliated investments (2)	Metropolitan General Insurance Company	152	150	—	—
Other invested assets		$1,204	$1,280	$3	$5
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. See Note 10 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information.
(2)Represents an investment in affiliated preferred stock with a dividend yield of 7.50% that will be cumulative and payable annually in arrears. The shares can be redeemed, at MetLife General Insurance Company’s option, after December 15, 2028.
The Company, through its wholly-owned subsidiary, entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from Metropolitan Tower Life Insurance Company (“MTL”). In accordance with this reinsurance agreement, the Company reported affiliated funds withheld within other invested assets of $2.8 billion for both March 31, 2024 and December 31, 2023.
The Company incurred investment advisory charges from an affiliate of $76 million and $68 million for the three months ended March 31, 2024 and 2023, respectively.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated mortgage loan joint ventures.
10. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for derivatives and Note 11 for information about the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,770	$1,112	$579	$4,443	$1,257	$508
Foreign currency swaps	Foreign currency exchange rate	1,384	39	6	1,459	55	1
Subtotal		6,154	1,151	585	5,902	1,312	509
Cash flow hedges:
Interest rate swaps	Interest rate	4,289	—	277	3,789	1	246
Interest rate forwards	Interest rate	636	—	133	970	—	175
Foreign currency swaps	Foreign currency exchange rate	32,752	2,032	904	30,342	1,977	846
Subtotal		37,677	2,032	1,314	35,101	1,978	1,267
Total qualifying hedges		43,831	3,183	1,899	41,003	3,290	1,776
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	16,038	1,507	700	15,516	1,476	638
Interest rate floors	Interest rate	11,770	33	—	13,921	39	—
Interest rate caps	Interest rate	28,090	302	—	28,890	355	—
Interest rate futures	Interest rate	72	—	—	25	—	—
Interest rate options	Interest rate	37,416	210	60	39,226	361	27
Synthetic GICs	Interest rate	6,083	—	—	6,145	—	—
Foreign currency swaps	Foreign currency exchange rate	4,403	469	11	4,304	446	24
Foreign currency forwards	Foreign currency exchange rate	1,195	4	2	1,176	8	10
Credit default swaps — purchased	Credit	774	—	8	809	3	7
Credit default swaps — written	Credit	11,443	218	6	10,007	186	4
Equity futures	Equity market	707	—	—	941	3	—
Equity index options	Equity market	11,999	211	184	17,703	339	193
Equity total return swaps	Equity market	2,020	—	138	1,912	—	218
Total non-designated or nonqualifying derivatives		132,010	2,954	1,109	140,575	3,216	1,121
Total		$175,841	$6,137	$3,008	$181,578	$6,506	$2,897
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(109)	$(39)	N/A
Hedged items	—	—	N/A	103	38	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	4	—	N/A	—	(24)	N/A
Hedged items	(2)	—	N/A	—	28	N/A
Subtotal	2	—	N/A	(6)	3	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(144)
Amount of gains (losses) reclassified from AOCI into income	8	2	—	—	—	(10)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	1
Amount of gains (losses) reclassified from AOCI into income	1	(270)	—	—	—	269
Foreign currency transaction gains (losses) on hedged items	—	263	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	9	(5)	—	—	—	116
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(199)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	74	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	—	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	23	N/A	N/A	N/A
Equity derivatives (1)	(25)	N/A	(281)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(36)	N/A	N/A	N/A
Subtotal	(25)	N/A	(419)	N/A	N/A	N/A
Earned income on derivatives	30	—	127	(4)	(48)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	234	N/A	N/A	N/A
Total	$16	$(5)	$(56)	$(10)	$(45)	$116

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended March 31, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$126	$32	N/A
Hedged items	1	—	N/A	(126)	(32)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(16)	—	N/A	—	—	N/A
Hedged items	16	—	N/A	—	—	N/A
Subtotal	—	—	N/A	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$200
Amount of gains (losses) reclassified from AOCI into income	14	2	—	—	—	(16)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(41)
Amount of gains (losses) reclassified from AOCI into income	1	129	—	—	—	(130)
Foreign currency transaction gains (losses) on hedged items	—	(124)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	15	7	—	—	—	13
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(61)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(95)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(9)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	6	N/A	N/A	N/A
Equity derivatives (1)	(6)	N/A	(403)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	32	N/A	N/A	N/A
Subtotal	(6)	N/A	(530)	N/A	N/A	N/A
Earned income on derivatives	43	—	245	5	(33)	—
Synthetic GICs	N/A	N/A	5	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(280)	N/A	N/A	N/A
Total	$52	$7	$(560)	$5	$(33)	$13
__________________
(1)Excludes earned income on derivatives.
Fair Value Hedges
The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities, and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$118	$120	$1	$1
Mortgage loans	$271	$345	$(8)	$(10)
FPBs	$(2,656)	$(2,863)	$298	$191
PABs	$(1,657)	$(1,844)	$121	$2
__________________
(1)Includes ($107) million and ($113) million of hedging adjustments on discontinued hedging relationships at March 31, 2024 and December 31, 2023, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $0 and $1 million for the three months ended March 31, 2024 and 2023, respectively.
At both March 31, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At March 31, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $1.0 billion and $894 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2024, the Company expected to reclassify $190 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$10	0.2	$—	$10	0.5
Credit default swaps referencing indices	91	4,286	2.7	80	3,831	2.7
Subtotal	91	4,296	2.7	80	3,841	2.7
Baa
Single name credit default swaps (3)	1	55	2.0	1	55	2.3
Credit default swaps referencing indices	119	6,963	4.7	102	5,982	5.6
Subtotal	120	7,018	4.7	103	6,037	5.5
Ba
Credit default swaps referencing indices	2	25	2.7	2	25	3.0
Subtotal	2	25	2.7	2	25	3.0
B
Credit default swaps referencing indices	1	74	4.7	1	74	5.0
Subtotal	1	74	4.7	1	74	5.0
Caa
Credit default swaps referencing indices	(2)	30	2.2	(4)	30	2.5
Subtotal	(2)	30	2.2	(4)	30	2.5
Total	$212	$11,443	3.9	$182	$10,007	4.4
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s bilateral contracts between two counterparties (“OTC-bilateral”) derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of the Dodd-Frank Wall Street Reform and Consumer Protection Act) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2024		December 31, 2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,178	$3,076	$6,534	$2,892
OTC-cleared (1)	126	5	112	13
Exchange-traded	—	—	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	6,304	3,081	6,649	2,905
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,482)	(2,482)	(2,350)	(2,350)
OTC-cleared	—	—	(4)	(4)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,504)	—	(2,872)	—
OTC-cleared	(124)	—	(105)	(1)
Securities collateral: (5)
OTC-bilateral	(1,172)	(593)	(1,283)	(542)
OTC-cleared	—	(5)	—	(8)
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$22	$1	$35	$—
__________________
(1)At March 31, 2024 and December 31, 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $167 million and $143 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $73 million and $8 million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2024 and December 31, 2023, the Company received excess cash collateral of $28 million and $154 million, respectively, and provided excess cash collateral of $5 million and $4 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2024 and December 31, 2023, the Company received excess securities collateral with an estimated fair value of $305 million and $286 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2024 and December 31, 2023, the Company provided excess securities collateral with an estimated fair value of $1.0 billion and $1.1 billion, respectively, for its OTC-bilateral derivatives, $469 million and $495 million, respectively, for its OTC-cleared derivatives, and $55 million and $56 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both Metropolitan Life Insurance Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit rating were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	March 31, 2024			December 31, 2023
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$590	$3	$593	$542	$—	$542
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,025	$5	$1,030	$896	$—	$896
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2024	December 31, 2023
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$59	$41
Funds withheld on affiliated reinsurance	Other invested assets	7	(26)
Total		$66	$15
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$—	$104
Funds withheld on affiliated reinsurance	Other liabilities	(387)	(304)
Fixed annuities with equity indexed returns	Policyholder account balances	168	163
Total		$(219)	$(37)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$40,856	$8,810	$49,666
Foreign corporate	—	16,180	8,344	24,524
U.S. government and agency	10,216	11,780	—	21,996
RMBS	4	18,169	1,558	19,731
ABS & CLO	—	10,001	1,575	11,576
Municipals	—	6,039	—	6,039
CMBS	—	5,153	410	5,563
Foreign government	—	3,108	15	3,123
Total fixed maturity securities AFS	10,220	111,286	20,712	142,218
Short-term investments	1,608	385	11	2,004
Other investments	100	66	1,403	1,569
Derivative assets: (1)
Interest rate	—	3,164	—	3,164
Foreign currency exchange rate	—	2,544	—	2,544
Credit	—	211	7	218
Equity market	—	204	7	211
Total derivative assets	—	6,123	14	6,137
Embedded derivatives within asset host contracts (4)	—	—	66	66
Market risk benefits	—	—	230	230
Separate account assets (2)	13,147	67,599	980	81,726
Total assets (3)	$25,075	$185,459	$23,416	$233,950
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,616	$133	$1,749
Foreign currency exchange rate	—	923	—	923
Credit	—	12	2	14
Equity market	—	322	—	322
Total derivative liabilities	—	2,873	135	3,008
Embedded derivatives within liability host contracts (4)	—	—	(219)	(219)
Market risk benefits	—	—	2,452	2,452
Separate account liabilities (2)	1	3	—	4
Total liabilities	$1	$2,876	$2,368	$5,245

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2024 and December 31, 2023, the estimated fair value of such investments was $52 million and $48 million, respectively.
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
Certain short-term investments and certain other investments are of a similar nature and class to the fixed maturity securities AFS described above, while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings, issuance structures and those described above for fixed maturities AFS. Other investments also include certain REJV and use the valuation approach and key inputs as described for OLPI below.

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

					March 31, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	50	-	128	94	4	-	131	95	Increase
	•	Market pricing	•	Quoted prices (4)	2	-	112	94	—	-	110	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	114	95	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	78	-	100	94	78	-	101	94	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	400	-	432	417	367	-	399	385	Increase (7)
Credit	•	Consensus pricing	•	Offered quotes (8)
Market Risk Benefits
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(9)
				Ages 41 - 60	0.05%	-	0.67%	0.22%	0.05%	-	0.67%	0.22%	(9)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.35%	-	100%	1.23%	(9)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	8.72%	0.80%	-	20.10%	8.72%	Decrease (10)
				Durations 11 - 20	3.10%	-	10.10%	4.34%	3.10%	-	10.10%	4.34%	Decrease (10)
				Durations 21 - 116	0.10%	-	10.10%	4.59%	0.10%	-	10.10%	4.59%	Decrease (10)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.44%	Increase (11)
			•	Withdrawal rates	0.25%	-	7.75%	4.47%	0.25%	-	7.75%	4.47%	(12)
			•	Long-term equity volatilities	16.37%	-	21.85%	18.55%	16.37%	-	21.85%	18.55%	Increase (13)
			•	Nonperformance risk spread	0.34%	-	0.67%	0.73%	0.38%	-	0.70%	0.73%	Decrease (14)
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
(8)At both March 31, 2024 and December 31, 2023, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
(9)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates result in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates result in a decrease (increase) in the estimated fair value of MRBs.
(10)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(11)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(12)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(13)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(14)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRBs.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$17,115	$3,196	$14	$15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(15)	4	2	—
Total realized/unrealized gains (losses) included in AOCI	(169)	39	(1)	—
Purchases (3)	711	494	—	2
Sales (3)	(380)	(153)	—	(1)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	81	51	—	—
Transfers out of Level 3 (4)	(189)	(88)	—	(5)
Balance, end of period	$17,154	$3,543	$15	$11
Three Months Ended March 31, 2023
Balance, beginning of period	$14,733	$3,373	$15	$47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	(5)	—	—
Total realized/unrealized gains (losses) included in AOCI	376	20	(1)	1
Purchases (3)	1,355	189	2	52
Sales (3)	(463)	(100)	(1)	(43)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	161	70	—	—
Transfers out of Level 3 (4)	(447)	(46)	—	—
Balance, end of period	$15,717	$3,501	$15	$57
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$3	$4	$2	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$1	$(1)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$(179)	$37	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$374	$17	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$1,317	$(160)	$52	$968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	84	(1)	234	(14)
Total realized/unrealized gains (losses) included in AOCI	—	(28)	—	—
Purchases (3)	5	—	—	39
Sales (3)	(3)	—	—	(9)
Issuances (3)	—	(2)	—	—
Settlements (3)	—	70	(1)	—
Transfers into Level 3 (4)	—	—	—	3
Transfers out of Level 3 (4)	—	—	—	(7)
Balance, end of period	$1,403	$(121)	$285	$980
Three Months Ended March 31, 2023
Balance, beginning of period	$1,022	$(331)	$458	$995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	28	—	(280)	(9)
Total realized/unrealized gains (losses) included in AOCI	—	66	—	—
Purchases (3)	2	—	—	101
Sales (3)	—	—	—	(93)
Issuances (3)	—	—	—	—
Settlements (3)	—	55	(10)	1
Transfers into Level 3 (4)	—	—	—	5
Transfers out of Level 3 (4)	—	(61)	—	—
Balance, end of period	$1,052	$(271)	$168	$1,000
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$86	$—	$234	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$29	$1	$(280)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$—	$(20)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$—	$62	$—	$—
__________________
(1)Amortization of premium/accretion of discount is included within net investment income. Impairments and changes in ACL charged to net income (loss) on certain securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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

	March 31, 2024	December 31, 2023
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$624	$295

	Three Months Ended March 31,
	2024	2023
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(37)	$(66)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$61,855	$—	$—	$58,387	$58,387
Policy loans	$5,738	$—	$—	$6,058	$6,058
Other invested assets	$1,978	$—	$1,717	$278	$1,995
Premiums, reinsurance and other receivables	$13,991	$—	$303	$13,902	$14,205
Liabilities
PABs	$87,038	$—	$—	$84,884	$84,884
Long-term debt	$1,736	$—	$1,803	$—	$1,803
Other liabilities	$11,703	$—	$495	$11,191	$11,686
Separate account liabilities	$27,850	$—	$27,850	$—	$27,850

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,584	$—	$—	$59,511	$59,511
Policy loans	$5,671	$—	$—	$6,042	$6,042
Other invested assets	$1,778	$—	$1,794	$—	$1,794
Premiums, reinsurance and other receivables	$14,028	$—	$221	$14,053	$14,274
Liabilities
PABs	$87,518	$—	$—	$86,093	$86,093
Long-term debt	$1,886	$—	$1,958	$—	$1,958
Other liabilities	$11,481	$—	$141	$11,333	$11,474
Separate account liabilities	$29,204	$—	$29,204	$—	$29,204
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.
12. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity (continued)

	Three Months Ended March 31, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(6,495)	$705	$(807)	$33	$(143)	$(165)	$(6,872)
OCI before reclassifications	(1,924)	(143)	1,804	(58)	39	—	(282)
Deferred income tax benefit (expense)	443	30	(379)	12	(8)	—	98
AOCI before reclassifications, net of income tax	(7,976)	592	618	(13)	(112)	(165)	(7,056)
Amounts reclassified from AOCI	159	259	—	—	—	3	421
Deferred income tax benefit (expense)	(37)	(55)	—	—	—	(1)	(93)
Amounts reclassified from AOCI, net of income tax	122	204	—	—	—	2	328
Balance, end of period	$(7,854)	$796	$618	$(13)	$(112)	$(163)	$(6,728)

	Three Months Ended March 31, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(11,161)	$1,557	$1,529	$80	$(187)	$(138)	$(8,320)
OCI before reclassifications	3,812	159	(2,068)	88	60	(1)	2,050
Deferred income tax benefit (expense)	(798)	(33)	433	(19)	(12)	—	(429)
AOCI before reclassifications, net of income tax	(8,147)	1,683	(106)	149	(139)	(139)	(6,699)
Amounts reclassified from AOCI	(25)	(146)	—	—	—	2	(169)
Deferred income tax benefit (expense)	5	31	—	—	—	—	36
Amounts reclassified from AOCI, net of income tax	(20)	(115)	—	—	—	2	(133)
Balance, end of period	$(8,167)	$1,568	$(106)	$149	$(139)	$(137)	$(6,832)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2024	2023
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(146)	$41	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	2	Net investment income
Net unrealized investment gains (losses)	(12)	(18)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(159)	25
Income tax (expense) benefit	37	(5)
Net unrealized investment gains (losses), net of income tax	(122)	20
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	8	14	Net investment income
Interest rate derivatives	2	2	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	Net investment income
Foreign currency exchange rate derivatives	(270)	129	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(259)	146
Income tax (expense) benefit	55	(31)
Gains (losses) on cash flow hedges, net of income tax	(204)	115
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(3)
Amortization of prior service (costs) credit	—	1
Amortization of defined benefit plan items, before income tax	(3)	(2)
Income tax (expense) benefit	1	—
Amortization of defined benefit plan items, net of income tax	(2)	(2)
Total reclassifications, net of income tax	$(328)	$133
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Prepaid legal plans	$120	$115
Administrative services-only contracts	66	61
Recordkeeping and administrative services (1)	38	37
Other revenue from service contracts from customers	9	10
Total revenues from service contracts from customers	233	223
Other (2)	222	192
Total other revenues	$455	$415
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 16.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
General and administrative expenses (1)	$673	$661
Pension, postretirement and postemployment benefit costs	55	50
Premium taxes, other taxes, and licenses & fees	97	93
Commissions and other variable expenses	487	714
Capitalization of DAC	(25)	(77)
Amortization of DAC and VOBA	70	77
Interest expense on debt	32	30
Total other expenses	$1,389	$1,548
__________________
(1)Includes ($40) million and ($30) million for the three months ended March 31, 2024 and 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 16 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Income Tax
For the three months ended March 31, 2024, the effective tax rate on income (loss) before provision for income tax was 19%. The Company’s effective tax rate for the three months ended March 31, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, (ii) the corporate tax deduction for stock compensation, and (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method.
For the three months ended March 31, 2023, the effective tax rate on income (loss) before provision for income tax was 53%. The Company’s effective tax rate for the three months ended March 31, 2023 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) low income housing and other tax credits, (ii) the corporate tax deduction for stock compensation, and (iii) non-taxable investment income.
15. Contingencies, Commitments and Guarantees
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
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
As reported in the 2023 Annual Report, Metropolitan Life Insurance Company received approximately 2,565 asbestos-related claims in 2023. For the three months ended March 31, 2024 and 2023, Metropolitan Life Insurance Company received approximately 783 and 587 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2023. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
15. Contingencies, Commitments and Guarantees (continued)
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2024.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.2 billion and $3.3 billion at March 31, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $4.1 billion and $4.4 billion at March 31, 2024 and December 31, 2023, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $570 million, with a cumulative maximum of $669 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both March 31, 2024 and December 31, 2023, for indemnities and guarantees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $722 million and $715 million for the three months ended March 31, 2024 and 2023, respectively. Total revenues received from affiliates related to these agreements were $11 million and $14 million for the three months ended March 31, 2024 and 2023, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $28 million and $56 million at March 31, 2024 and December 31, 2023, respectively.
See Note 9 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions (continued)
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, MTL, Superior Vision Insurance, Inc. and MetLife Insurance K.K., all of which are related parties.
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Premiums
Reinsurance assumed	$1	$(27)
Reinsurance ceded	(103)	(84)
Net premiums	$(102)	$(111)
Universal life and investment-type product policy fees
Reinsurance assumed	$3	$—
Reinsurance ceded	—	(2)
Net universal life and investment-type product policy fees	$3	$(2)
Other revenues
Reinsurance assumed	$28	$22
Reinsurance ceded	115	115
Net other revenues	$143	$137
Policyholder benefits and claims
Reinsurance assumed	$12	$(169)
Reinsurance ceded	(86)	(77)
Net policyholder benefits and claims	$(74)	$(246)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$—	$(39)
Reinsurance ceded	2	(5)
Net policyholder liability remeasurement (gains) losses	$2	$(44)
Interest credited to policyholder account balances
Reinsurance assumed	$89	$73
Reinsurance ceded	(3)	(3)
Net interest credited to policyholder account balances	$86	$70
Other expenses
Reinsurance assumed	$12	$204
Reinsurance ceded	56	63
Net other expenses	$68	$267

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2024		December 31, 2023
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$165	$11,260	$164	$11,302
Deferred policy acquisition costs and value of business acquired	153	(159)	158	(160)
Total assets	$318	$11,101	$322	$11,142
Liabilities
Future policy benefits	$2,157	$—	$2,236	$—
Policyholder account balances	9,020	—	9,040	—
Other policy-related balances	68	(38)	65	(35)
Other liabilities	833	10,043	957	10,267
Total liabilities	$12,078	$10,005	$12,298	$10,232
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($42) million and ($39) million at March 31, 2024 and December 31, 2023, respectively. Net derivative gains (losses) associated with these embedded derivatives were $3 million and ($6) million for the three months ended March 31, 2024 and 2023, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($344) million and ($265) million at March 31, 2024 and December 31, 2023, respectively. Net derivative gains (losses) associated with the embedded derivative were $79 million and ($165) million for the three months ended March 31, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Business
Current Market Conditions
In the United States (“U.S.”), the Board of Governors of the Federal Reserve System and the Federal Open Market Committee took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates. Rates have remained steady in 2024, reflecting lower inflation. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2023 Annual Report, as amended or supplemented here.
State Insurance Regulation
Surplus and Capital
Investments
The National Association of Insurance Commissioners (“NAIC”) is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and collateralized loan obligations (“CLOs”), the NAIC adopted an amendment to the Purposes and Procedures Manual in 2023. Under the amendment, the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize risk-based capital (“RBC”) arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.

Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance, annuity and welfare benefit products to retirement investors.
Management of Climate Risk
The U.S. Securities and Exchange Commission (“SEC”) is also continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities and has published its rulemaking list which contains certain ESG-related rulemakings that the SEC is considering. In March 2024, the SEC adopted final rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The rules include a phased-in compliance period beginning with the 2025 fiscal year for large accelerated reporting companies, including MetLife, Inc. Multiple parties initiated litigation challenging the final rules, and in April 2024, the SEC voluntarily stayed the final rules pending completion of judicial review.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. The most critical estimates include those used in determining:
(i)future policy benefit liabilities, market risk benefits (“MRBs”) and the accounting for reinsurance;
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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.
Results of Operations
Overview
MLIC is a provider of insurance, annuities, employee benefits and asset management. In the fourth quarter of 2023, the Company reorganized from two segments into the following three segments to reflect changes in management’s responsibilities: Group Benefits, Retirement and Income Solutions (“RIS”), and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. These changes were applied retrospectively and did not have an impact on prior period total consolidated net income (loss) or adjusted earnings. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

Key Financial Highlights
•Net income attributable to MLIC of $938 million for the three months ended March 31, 2024, compared to net loss of $89 million for the three months ended March 31, 2023.
•Adjusted earnings of $706 million for the three months ended March 31, 2024, compared to $795 million for the three months ended March 31, 2023.
Consolidated Results

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues
Premiums	$6,214	$5,849
Universal life and investment-type product policy fees	359	430
Net investment income	2,857	2,685
Other revenues	455	415
Net investment gains (losses)	(136)	(102)
Net derivative gains (losses)	(56)	(560)
Total revenues	9,693	8,717
Expenses
Policyholder benefits and claims and policyholder dividends	6,805	6,346
Policyholder liability remeasurement (gains) losses	13	(57)
Market risk benefit remeasurement (gains) losses	(586)	244
Interest credited to policyholder account balances	923	831
Amortization of deferred policy acquisition costs and value of business acquired	70	77
Interest expense on debt	32	30
Other expenses, net of capitalization of deferred policy acquisition costs	1,287	1,441
Total expenses	8,544	8,912
Income (loss) before provision for income tax	1,149	(195)
Provision for income tax expense (benefit)	214	(104)
Net income (loss)	935	(91)
Less: Net income (loss) attributable to noncontrolling interests	(3)	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$938	$(89)
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Net income (loss) attributable to MLIC - Increased $1.0 billion primarily due to the following:
Net Investment Gains (Losses) - Unfavorable change of $34 million ($27 million, net of income tax):
•Losses on sales of fixed maturity securities in the current period
•Losses on other limited partnerships in the current period
Partially offset by:
•Lower impairment losses on fixed maturity securities and mortgage loans
•Gains on foreign currency transactions in the current period
•Gains on sales of real estate investments in the current period
Net Derivative Gains (Losses) - Favorable change of $504 million ($398 million, net of income tax)(1):
•Change in the value of the underlying assets - favorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement

•The U.S. dollar strengthened against major currencies in the current period versus weakened in the prior period - favorable impact to the estimated fair value of receive-U.S. dollar currency swaps and buy-U.S. dollar currency forwards
Partially offset by:
•Long-term interest rates increased in the current period versus decreased in the prior period - unfavorable impact to the estimated fair value of receiver swaps and swaptions
Market Risk Benefit Remeasurement (Gains) Losses(2) - Favorable change of $830 million ($656 million, net of income tax):
•Long-term interest rates increased in the current period versus decreased in the prior period
Adjusted Earnings(3) - Unfavorable change of $89 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 19% in the current period versus 53% in the prior period
•Current period effective tax rate on income before provision for income tax was 19% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Corporate tax deduction for stock compensation
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Prior period effective tax rate on loss before provision for income tax was 53% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
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

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net income (loss)	$935	$(91)
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(136)	(102)
Net derivative gains (losses)	(56)	(560)
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(124)	(201)
Other revenues	32	(5)
Expenses:
Policyholder benefits and claims and policyholder dividends	13	(3)
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefit remeasurement (gains) losses	586	(244)
Interest credited to policyholder account balances	(22)	(1)
Capitalization of deferred policy acquisition costs	—	—
Amortization of deferred policy acquisition costs and value of business acquired	—	—
Interest expense on debt	—	—
Other expenses	(3)	(5)
Provision for income tax (expense) benefit	(61)	235
Adjusted earnings	$706	$795

Premiums, fees and other revenues	$7,028	$6,694
Less: adjustments to premiums, fees and other revenues	32	(5)
Adjusted premiums, fees and other revenues	$6,996	$6,699

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2024 increased $297 million, or 4%, compared to the prior period. This was primarily due to growth in the core and voluntary businesses in our Group Benefits segment, as well as growth in the structured settlements and income annuities businesses in our RIS segment, partially offset by the expected decline in our MetLife Holdings segment from business run-off.
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $89 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $40 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings by $50 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower derivative income, as well as lower average invested assets in our MetLife Holdings segment due to business run-off
Largely offset by:
•Higher average interest crediting rates on investment-type products, primarily in our RIS segment
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $54 million:
•Unfavorable underwriting:
•Unfavorable mortality in our MetLife Holdings segment - life and annuity businesses
•Unfavorable morbidity in our Group Benefits segment - higher incidence in disability businesses and an unfavorable change in dental prior year development
•Unfavorable change from refinements to certain insurance and other liabilities in both periods in our Group Benefits and RIS segments
Taxes - Unfavorable change in effective tax rate - 18% in the current period versus 14% in the prior period
•Current period effective tax rate on loss before provision for income tax was 18% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Corporate tax deduction for stock compensation
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Prior period effective tax rate on income before provision for income tax was 14% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
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
•Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments based on local capital requirements and economic capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Economic Capital” in the 2023 Annual Report. Allocated equity excludes the impact of accumulated other comprehensive income other than foreign currency translation adjustments.
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2023 Annual Report for information on our risk management.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2023 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2023 Annual Report.
Item 5. Other Information
Securities trading plans
During the three months ended March 31, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Date: May 7, 2024