Form 10-Q
period 2024-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2024-08-06
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 6, 2024, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2024 and December 31, 2023 (Unaudited)
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $77 and $132, respectively); and amortized cost: $154,560 and $152,080, respectively	$142,156	$142,805
Mortgage loans (net of allowance for credit loss of $533 and $509, respectively; includes $191 and $166, respectively, relating to variable interest entities)	60,577	62,584
Policy loans	5,713	5,671
Real estate and real estate joint ventures (includes $1,739 and $1,427, respectively, relating to variable interest entities, $321 and $317, respectively, under the fair value option)	9,069	8,690
Other limited partnership interests	7,225	7,765
Short-term investments, at estimated fair value	1,668	3,048
Other invested assets (includes $768 and $805, respectively, of leveraged and direct financing leases; $138 and $117, respectively, relating to variable interest entities)	16,865	17,040
Total investments	243,273	247,603
Cash and cash equivalents, principally at estimated fair value	7,349	6,795
Accrued investment income	1,998	2,026
Premiums, reinsurance and other receivables	28,893	28,236
Market risk benefits, at estimated fair value	230	177
Deferred policy acquisition costs and value of business acquired	3,219	3,305
Current income tax recoverable	204	112
Deferred income tax asset	2,839	2,922
Other assets	4,284	4,312
Separate account assets	79,585	83,197
Total assets	$371,874	$378,685
Liabilities and Equity
Liabilities
Future policy benefits	$126,035	$129,182
Policyholder account balances	103,774	103,894
Market risk benefits, at estimated fair value	2,391	2,878
Other policy-related balances	8,361	8,289
Policyholder dividends payable	229	233
Payables for collateral under securities loaned and other transactions	11,744	11,790
Long-term debt	1,648	1,887
Other liabilities	24,228	23,719
Separate account liabilities	79,585	83,197
Total liabilities	357,995	365,069
Contingencies, Commitments and Guarantees (Note 15)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	7,315	7,645
Accumulated other comprehensive income (loss)	(6,408)	(6,872)
Total Metropolitan Life Insurance Company stockholder’s equity	13,387	13,253
Noncontrolling interests	492	363
Total equity	13,879	13,616
Total liabilities and equity	$371,874	$378,685
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums	$7,366	$5,953	$13,580	$11,802
Universal life and investment-type product policy fees	381	422	740	852
Net investment income	2,903	2,873	5,760	5,558
Other revenues	447	419	902	834
Net investment gains (losses)	(106)	(659)	(242)	(761)
Net derivative gains (losses)	60	(232)	4	(792)
Total revenues	11,051	8,776	20,744	17,493
Expenses
Policyholder benefits and claims	7,525	6,436	14,215	12,659
Policyholder liability remeasurement (gains) losses	3	17	16	(40)
Market risk benefit remeasurement (gains) losses	(130)	(670)	(716)	(426)
Interest credited to policyholder account balances	957	893	1,880	1,724
Policyholder dividends	112	116	227	239
Other expenses	1,405	1,396	2,794	2,944
Total expenses	9,872	8,188	18,416	17,100
Income (loss) before provision for income tax	1,179	588	2,328	393
Provision for income tax expense (benefit)	228	78	442	(26)
Net income (loss)	951	510	1,886	419
Less: Net income (loss) attributable to noncontrolling interests	—	43	(3)	41
Net income (loss) attributable to Metropolitan Life Insurance Company	$951	$467	$1,889	$378
Comprehensive income (loss)	$1,271	$(81)	$2,350	$1,317
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	43	(3)	42
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,271	$(124)	$2,353	$1,275
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$5	$12,475	$7,645	$(6,872)	$13,253	$363	$13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(1,200)		(1,200)		(1,200)
Change in equity of noncontrolling interests					—	17	17
Net income (loss)			938		938	(3)	935
Other comprehensive income (loss), net of income tax				144	144		144
Balance at March 31, 2024	$5	$12,475	$7,164	$(6,728)	$12,916	$377	$13,293
Dividends to MetLife, Inc.			(800)		(800)		(800)
Change in equity of noncontrolling interests					—	115	115
Net income (loss)			951		951		951
Other comprehensive income (loss), net of income tax				320	320		320
Balance at June 30, 2024	$5	$12,475	$7,315	$(6,408)	$13,387	$492	$13,879

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$5	$12,476	$9,022	$(8,320)	$13,183	$212	$13,395
Dividends to MetLife, Inc.			(618)		(618)		(618)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			(89)		(89)	(2)	(91)
Other comprehensive income (loss), net of income tax				1,488	1,488	1	1,489
Balance at March 31, 2023	$5	$12,476	$8,315	$(6,832)	$13,964	$212	$14,176
Returns of capital		(1)			(1)		(1)
Dividends to MetLife, Inc.			(408)		(408)		(408)
Change in equity of noncontrolling interests					—	(87)	(87)
Net income (loss)			467		467	43	510
Other comprehensive income (loss), net of income tax				(591)	(591)		(591)
Balance at June 30, 2023	$5	$12,475	$8,374	$(7,423)	$13,431	$168	$13,599
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$2,388	$2,088
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	14,256	16,676
Equity securities	193	52
Mortgage loans	3,497	2,903
Real estate and real estate joint ventures	214	25
Other limited partnership interests	349	304
Short-term investments	3,424	3,018
Purchases and originations of:
Fixed maturity securities available-for-sale	(15,274)	(17,635)
Equity securities	(177)	(11)
Mortgage loans	(2,041)	(4,212)
Real estate and real estate joint ventures	(424)	(379)
Other limited partnership interests	(220)	(397)
Short-term investments	(2,101)	(3,743)
Cash received in connection with freestanding derivatives	431	381
Cash paid in connection with freestanding derivatives	(860)	(1,334)
Receipts on loans to affiliates	—	100
Net change in policy loans	(42)	37
Net change in other invested assets	85	(307)
Other, net	20	20
Net cash provided by (used in) investing activities	1,330	(4,502)
Cash flows from financing activities
Policyholder account balances - deposits	36,757	39,547
Policyholder account balances - withdrawals	(37,694)	(40,094)
Net change in payables for collateral under securities loaned and other transactions	(46)	(1,476)
Long-term debt issued	—	210
Long-term debt repaid	(150)	—
Derivatives with certain financing elements and other derivative-related transactions, net	(77)	(50)
Dividends paid to MetLife, Inc.	(2,000)	(1,026)
Other, net	48	5
Net cash provided by (used in) financing activities	(3,162)	(2,884)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(2)	(1)
Change in cash and cash equivalents	554	(5,299)
Cash and cash equivalents, beginning of period	6,795	9,405
Cash and cash equivalents, end of period	$7,349	$4,106
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$66	$62
Income tax	$372	$216
Non-cash transactions:
Fixed maturity securities available-for-sale received from an affiliate	$—	$502
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$876	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$290	$8
Other invested assets received in connection with the sale of other limited partnership interests	$297	$—
Policyholder account balances received in connection with affiliated reinsurance transactions	$—	$502

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2024 and 2023. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended June 30, 2024	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,337	$1,455	$572	$2	$7,366	$—	$7,366
Universal life and investment-type product policy fees	229	59	88	5	381	—	381
Net investment income	303	1,679	921	116	3,019	(116)	2,903
Other revenues	189	70	37	123	419	28	447
Net investment gains (losses)	—	—	—	—	—	(106)	(106)
Net derivative gains (losses)	—	—	—	—	—	60	60
Total revenues	6,058	3,263	1,618	246	11,185	(134)	11,051
Expenses
Policyholder benefits and claims and policyholder dividends	4,488	2,099	1,064	1	7,652	(15)	7,637
Policyholder liability remeasurement (gains) losses	1	(14)	16	—	3	—	3
MRB remeasurement (gains) losses	—	—	—	—	—	(130)	(130)
Interest credited to PABs	48	708	99	84	939	18	957
Capitalization of deferred policy acquisition costs (“DAC”)	(3)	(25)	1	—	(27)	—	(27)
Amortization of DAC and value of business acquired (“VOBA”)	7	9	49	3	68	—	68
Interest expense on debt	1	3	3	23	30	—	30
Other expenses	885	100	193	155	1,333	1	1,334
Total expenses	5,427	2,880	1,425	266	9,998	(126)	9,872
Provision for income tax expense (benefit)	131	80	38	(21)	228	—	228
Adjusted earnings	$500	$303	$155	$1	959
Adjustments to:
Total revenues					(134)
Total expenses					126
Provision for income tax (expense) benefit					—
Net income (loss)					$951		$951

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2023	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,189	$179	$585	$—	$5,953	$—	$5,953
Universal life and investment-type product policy fees	223	60	138	1	422	—	422
Net investment income	320	1,660	1,044	46	3,070	(197)	2,873
Other revenues	181	69	50	122	422	(3)	419
Net investment gains (losses)	—	—	—	—	—	(659)	(659)
Net derivative gains (losses)	—	—	—	—	—	(232)	(232)
Total revenues	5,913	1,968	1,817	169	9,867	(1,091)	8,776
Expenses
Policyholder benefits and claims and policyholder dividends	4,588	837	1,123	1	6,549	3	6,552
Policyholder liability remeasurement (gains) losses	3	(8)	22	—	17	—	17
MRB remeasurement (gains) losses	—	—	—	—	—	(670)	(670)
Interest credited to PABs	48	609	156	81	894	(1)	893
Capitalization of DAC	(5)	(5)	1	(3)	(12)	—	(12)
Amortization of DAC and VOBA	7	7	56	4	74	—	74
Interest expense on debt	1	3	3	27	34	—	34
Other expenses	837	83	187	247	1,354	(54)	1,300
Total expenses	5,479	1,526	1,548	357	8,910	(722)	8,188
Provision for income tax expense (benefit)	92	92	53	(80)	157	(79)	78
Adjusted earnings	$342	$350	$216	$(108)	800
Adjustments to:
Total revenues					(1,091)
Total expenses					722
Provision for income tax (expense) benefit					79
Net income (loss)					$510		$510

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2024	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,804	$1,631	$1,144	$1	$13,580	$—	$13,580
Universal life and investment-type product policy fees	451	124	158	7	740	—	740
Net investment income	608	3,355	1,831	206	6,000	(240)	5,760
Other revenues	378	132	87	245	842	60	902
Net investment gains (losses)	—	—	—	—	—	(242)	(242)
Net derivative gains (losses)	—	—	—	—	—	4	4
Total revenues	12,241	5,242	3,220	459	21,162	(418)	20,744
Expenses
Policyholder benefits and claims and policyholder dividends	9,433	2,926	2,110	1	14,470	(28)	14,442
Policyholder liability remeasurement (gains) losses	(2)	(22)	40	—	16	—	16
MRB remeasurement (gains) losses	—	—	—	—	—	(716)	(716)
Interest credited to PABs	96	1,384	193	167	1,840	40	1,880
Capitalization of DAC	(7)	(46)	1	—	(52)	—	(52)
Amortization of DAC and VOBA	13	17	99	9	138	—	138
Interest expense on debt	1	7	7	47	62	—	62
Other expenses	1,757	202	393	290	2,642	4	2,646
Total expenses	11,291	4,468	2,843	514	19,116	(700)	18,416
Provision for income tax expense (benefit)	200	162	74	(55)	381	61	442
Adjusted earnings	$750	$612	$303	$—	1,665
Adjustments to:
Total revenues					(418)
Total expenses					700
Provision for income tax (expense) benefit					(61)
Net income (loss)					$1,886		$1,886

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2023	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,405	$233	$1,163	$1	$11,802	$—	$11,802
Universal life and investment-type product policy fees	441	127	283	1	852	—	852
Net investment income	623	3,211	2,033	89	5,956	(398)	5,558
Other revenues	360	132	106	244	842	(8)	834
Net investment gains (losses)	—	—	—	—	—	(761)	(761)
Net derivative gains (losses)	—	—	—	—	—	(792)	(792)
Total revenues	11,829	3,703	3,585	335	19,452	(1,959)	17,493
Expenses
Policyholder benefits and claims and policyholder dividends	9,282	1,370	2,239	1	12,892	6	12,898
Policyholder liability remeasurement (gains) losses	(1)	(76)	37	—	(40)	—	(40)
MRB remeasurement (gains) losses	—	—	—	—	—	(426)	(426)
Interest credited to PABs	94	1,172	311	147	1,724	—	1,724
Capitalization of DAC	(11)	(24)	1	(55)	(89)	—	(89)
Amortization of DAC and VOBA	13	15	115	8	151	—	151
Interest expense on debt	1	6	6	51	64	—	64
Other expenses	1,646	380	393	448	2,867	(49)	2,818
Total expenses	11,024	2,843	3,102	600	17,569	(469)	17,100
Provision for income tax expense (benefit)	170	179	94	(155)	288	(314)	(26)
Adjusted earnings	$635	$681	$389	$(110)	1,595
Adjustments to:
Total revenues					(1,959)
Total expenses					469
Provision for income tax (expense) benefit					314
Net income (loss)					$419		$419
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2024	December 31, 2023
	(In millions)
Group Benefits	$33,669	$34,185
RIS	177,906	180,625
MetLife Holdings	129,230	133,219
Corporate & Other	31,069	30,656
Total	$371,874	$378,685
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$46,998	$48,695
MetLife Holdings - Long-term care	14,455	15,240
Deferred Profit Liabilities:
RIS - Annuities	3,005	3,000
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,913	1,841
MetLife Holdings - Participating life	43,039	43,586
Other long-duration (1)	6,278	6,605
Short-duration and other	10,347	10,215
Total	$126,035	$129,182
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(2)	2
Adjusted balance	(2)	2
Issuances	1,575	183
Net premiums collected	(1,573)	(185)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$48,886	$48,190

Balance, beginning of period, at original discount rate	$47,991	$49,194
Effect of actual variances from expected experience (1)	(55)	(299)
Adjusted balance	47,936	48,895
Issuances	1,572	183
Interest accrual	1,197	1,196
Benefit payments	(2,224)	(2,386)
Ending balance at original discount rate	48,481	47,888
Effect of changes in discount rate assumptions	(1,146)	(385)
Balance, end of period, at current discount rate at balance sheet date	47,335	47,503

Cumulative amount of fair value hedging adjustments	(337)	(204)
Net liability for FPBs	$46,998	$47,299

Undiscounted - Expected future benefit payments	$90,171	$93,997
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$47,335	$47,503
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.6%	5.4%
__________________
(1)For the six months ended June 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $30 million. For the six months ended June 30, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $225 million. Excluding the corresponding impact in DPL, for the six months ended June 30, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and the amendment of an affiliated reinsurance treaty.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,687	$5,775

Balance, beginning of period, at original discount rate	$5,566	$5,807
Effect of actual variances from expected experience	13	83
Adjusted balance	5,579	5,890
Interest accrual	141	149
Net premiums collected	(286)	(293)
Ending balance at original discount rate	5,434	5,746
Effect of changes in discount rate assumptions	(80)	3
Balance, end of period, at current discount rate at balance sheet date	$5,354	$5,749

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,927	$19,619

Balance, beginning of period, at original discount rate	$20,494	$20,165
Effect of actual variances from expected experience	31	99
Adjusted balance	20,525	20,264
Interest accrual	540	534
Benefit payments	(421)	(382)
Ending balance at original discount rate	20,644	20,416
Effect of changes in discount rate assumptions	(835)	(169)
Balance, end of period, at current discount rate at balance sheet date	19,809	20,247

Net liability for FPBs	$14,455	$14,498

Undiscounted:
Expected future gross premiums	$10,280	$10,893
Expected future benefit payments	$44,653	$45,653
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,715	$7,089
Expected future benefit payments	$19,809	$20,247
Weighted-average duration of the liability	14 years	15 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.5%

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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,841	$1,642
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(14)	(63)
Balance, beginning of period, before AOCI adjustment	1,855	1,705
Effect of actual variances from expected experience	18	6
Adjusted balance	1,873	1,711
Assessments accrual	44	47
Interest accrual	48	44
Excess benefits paid	(36)	(41)
Balance, end of period, before AOCI adjustment	1,929	1,761
Add: AOCI adjustment	(16)	2
Balance, end of period	1,913	1,763
Less: Reinsurance recoverables	1,913	649
Balance, end of period, net of reinsurance	$—	$1,114

Weighted-average duration of the liability	16 years	17 years
Weighted-average interest accretion rate	5.2%	5.2%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Six Months Ended June 30,
	2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$1,613	$1,197	$168	$1,196
MetLife Holdings - Long-term care	362	399	366	385
Deferred Profit Liabilities:
RIS - Annuities	N/A	74	N/A	70
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	198	48	236	44
Other long-duration	374	153	400	152
Total	$2,547	$1,871	$1,170	$1,847
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance, beginning of period	$11,609	$11,300
Less: Reinsurance recoverables	1,740	1,633
Net balance, beginning of period	9,869	9,667
Incurred related to:
Current period	10,373	10,270
Prior periods (1)	(240)	(32)
Total incurred	10,133	10,238
Paid related to:
Current period	(6,108)	(5,919)
Prior periods	(4,073)	(4,020)
Total paid	(10,181)	(9,939)
Net balance, end of period	9,821	9,966
Add: Reinsurance recoverables	1,998	1,794
Balance, end of period (included in FPBs and other policy-related balances)	$11,819	$11,760
__________________
(1)For the six months ended June 30, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Group Benefits - Group life	$7,487	$7,605
RIS:
Capital markets investment products and stable value GICs	59,253	58,554
Annuities and risk solutions	10,991	10,650
MetLife Holdings - Annuities	10,118	10,888
Other	15,925	16,197
Total	$103,774	$103,894
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
4. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,605	$7,954
Deposits	1,799	1,644
Policy charges	(327)	(318)
Surrenders and withdrawals	(1,676)	(1,573)
Benefit payments	(6)	(6)
Net transfers from (to) separate accounts	(3)	1
Interest credited	95	93
Balance, end of period	$7,487	$7,795

Weighted-average annual crediting rate	2.6%	2.4%

At period end:
Cash surrender value	$7,427	$7,732
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$264,497	$251,590
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$819	$4,574	$5,393
Equal to or greater than 2% but less than 4%	1,217	9	59	1	1,286
Equal to or greater than 4%	697	—	39	34	770
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	38
Total	$1,914	$9	$917	$4,609	$7,487

June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$910	$4,615	$5,525
Equal to or greater than 2% but less than 4%	1,252	10	63	2	1,327
Equal to or greater than 4%	746	1	43	34	824
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	119
Total	$1,998	$11	$1,016	$4,651	$7,795

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
4. Policyholder Account Balances (continued)
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$58,554	$58,508
Deposits	33,817	34,800
Surrenders and withdrawals	(33,744)	(36,458)
Interest credited	1,066	890
Effect of foreign currency translation and other, net	(440)	750
Balance, end of period	$59,253	$58,490

Weighted-average annual crediting rate	3.7%	3.1%
Cash surrender value at period end	$1,445	$1,776
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,647	$2,647
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,606
Total	$—	$—	$—	$2,647	$59,253

June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,595	$2,596
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	55,894
Total	$—	$—	$1	$2,595	$58,490

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$10,650	$10,244
Deposits	657	348
Policy charges	(57)	(87)
Surrenders and withdrawals	(186)	(88)
Benefit payments	(287)	(271)
Net transfers from (to) separate accounts	20	54
Interest credited	225	213
Other	(31)	(9)
Balance, end of period	$10,991	$10,404

Weighted-average annual crediting rate	4.2%	4.2%

At period end:
Cash surrender value	$6,952	$6,672
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death	$35,769	$36,065
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$1,748	$1,767
Equal to or greater than 2% but less than 4%	201	35	11	421	668
Equal to or greater than 4%	3,509	—	268	5	3,782
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,774
Total	$3,710	$35	$298	$2,174	$10,991

June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$53	$1,406	$1,459
Equal to or greater than 2% but less than 4%	227	35	44	448	754
Equal to or greater than 4%	3,673	117	14	6	3,810
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,381
Total	$3,900	$152	$111	$1,860	$10,404

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$10,888	$12,598
Deposits	81	129
Policy charges	(6)	(6)
Surrenders and withdrawals	(870)	(1,004)
Benefit payments	(206)	(218)
Net transfers from (to) separate accounts	58	47
Interest credited	166	182
Other	7	13
Balance, end of period	$10,118	$11,741

Weighted-average annual crediting rate	3.2%	3.0%

At period end:
Cash surrender value	$9,458	$10,964
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death	$2,541	$3,246
At annuitization or exercise of other living benefits	$665	$770
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$4	$195	$446	$38	$683
Equal to or greater than 2% but less than 4%	1,048	6,754	467	198	8,467
Equal to or greater than 4%	409	145	19	—	573
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	395
Total	$1,461	$7,094	$932	$236	$10,118

June 30, 2023
Equal to or greater than 0% but less than 2%	$444	$158	$219	$25	$846
Equal to or greater than 2% but less than 4%	3,914	5,441	390	72	9,817
Equal to or greater than 4%	609	3	14	—	626
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	452
Total	$4,967	$5,602	$623	$97	$11,741
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$211	$2,366	$2,155	$156	$2,858	$2,702
Other	19	25	6	21	20	(1)
Total	$230	$2,391	$2,161	$177	$2,878	$2,701
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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance, beginning of period	$2,702	$3,071

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,741	$3,164
Attributed fees collected	151	160
Benefit payments	(44)	(21)
Effect of changes in interest rates	(544)	(15)
Effect of changes in capital markets	(286)	(504)
Effect of changes in equity index volatility	24	(98)
Actual policyholder behavior different from expected behavior	109	44
Effect of foreign currency translation and other, net (1)	30	174
Effect of changes in risk margin	(57)	(35)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,124	2,869
Cumulative effect of changes in the instrument-specific credit risk	31	(109)
Balance, end of period	$2,155	$2,760

At period end:
Net amount at risk, excluding offsets from hedging (2):
In the event of death	$2,541	$3,246
At annuitization or exercise of other living benefits	$665	$770
Weighted-average attained age of contractholders:
In the event of death	71 years	70 years
At annuitization or exercise of other living benefits	71 years	70 years
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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance, beginning of period	$(1)	$25

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2	$34
Attributed fees collected	1	1
Effect of changes in interest rates	(6)	2
Actual policyholder behavior different from expected behavior	—	(26)
Effect of foreign currency translation and other, net	12	15
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	9	26
Cumulative effect of changes in the instrument-specific credit risk	(3)	(7)
Balance, end of period	$6	$19

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
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$32,256	$35,562
Annuities	11,246	11,659
MetLife Holdings - Annuities	28,780	29,162
Other	7,303	6,814
Total	$79,585	$83,197
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$35,562	$11,659	$29,162
Premiums and deposits	541	25	123
Policy charges	(108)	(10)	(296)
Surrenders and withdrawals	(2,919)	(401)	(1,851)
Benefit payments	(49)	—	(259)
Investment performance	490	(95)	1,964
Net transfers from (to) general account	(20)	—	(58)
Other (1)	(1,241)	68	(5)
Balance, end of period	$32,256	$11,246	$28,780
Six Months Ended June 30, 2023
Balance, beginning of period	$43,249	$11,694	$28,443
Premiums and deposits	1,069	120	139
Policy charges	(121)	(11)	(305)
Surrenders and withdrawals	(7,532)	(360)	(1,359)
Benefit payments	(44)	—	(242)
Investment performance	1,145	448	2,924
Net transfers from (to) general account	(57)	3	(47)
Other	(667)	(102)	—
Balance, end of period	$37,042	$11,792	$29,553

Cash surrender value at June 30, 2024 (2)	$28,766	N/A	$28,643
Cash surrender value at June 30, 2023 (2)	$32,886	N/A	$29,471
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
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2024
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$530	$—	$530
U.S. government and agency	—	9,237	—	9,237
Public utilities	—	1,065	—	1,065
Municipals	—	275	—	275
Corporate bonds:
Materials	—	125	—	125
Communications	—	750	—	750
Consumer	—	1,742	—	1,742
Energy	—	828	—	828
Financial	—	2,465	—	2,465
Industrial and other	—	698	—	698
Technology	—	468	—	468
Foreign	—	1,915	—	1,915
Total corporate bonds	—	8,991	—	8,991
Total bonds	—	20,098	—	20,098
Mortgage-backed securities	—	9,211	—	9,211
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,097	—	2,097
Redeemable preferred stock	—	9	—	9
Total fixed maturity securities	—	31,415	—	31,415
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,308	—	2,308
Banks, trust and insurance companies	—	690	—	690
Public utilities	—	62	—	62
Non-redeemable preferred stock	—	—	—	—
Mutual funds	1,270	3,796	34,718	39,784
Total equity securities	1,270	6,856	34,718	42,844
Other invested assets	—	1,351	—	1,351
Total investments	1,270	39,622	34,718	75,610
Other assets	—	3,975	—	3,975
Total	$1,270	$43,597	$34,718	$79,585

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)

	December 31, 2023
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$509	$—	$509
U.S. government and agency	—	9,603	—	9,603
Public utilities	—	1,066	—	1,066
Municipals	—	346	—	346
Corporate bonds:
Materials	—	143	—	143
Communications	—	883	—	883
Consumer	—	1,843	—	1,843
Energy	—	906	—	906
Financial	—	2,670	—	2,670
Industrial and other	—	757	—	757
Technology	—	541	—	541
Foreign	—	1,889	—	1,889
Total corporate bonds	—	9,632	—	9,632
Total bonds	—	21,156	—	21,156
Mortgage-backed securities	—	9,515	—	9,515
ABS & CLO	—	2,341	—	2,341
Redeemable preferred stock	—	9	—	9
Total fixed maturity securities	—	33,021	—	33,021
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,338	—	2,338
Banks, trust and insurance companies	—	716	—	716
Public utilities	—	65	—	65
Non-redeemable preferred stock	—	—	—	—
Mutual funds	1,159	3,672	34,728	39,559
Total equity securities	1,159	6,791	34,728	42,678
Other invested assets	—	1,425	—	1,425
Total investments	1,159	41,237	34,728	77,124
Other assets	—	6,073	—	6,073
Total	$1,159	$47,310	$34,728	$83,197

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2024	$255	$155	$2,723	$158	$3,291
Capitalizations	7	46	(1)	—	52
Amortization	(13)	(16)	(99)	(9)	(137)
Balance at June 30, 2024	$249	$185	$2,623	$149	$3,206

Balance at January 1, 2023	$264	$137	$3,220	$120	$3,741
Capitalizations	11	24	(1)	55	89
Amortization	(13)	(14)	(115)	(8)	(150)
Balance at June 30, 2023	$262	$147	$3,104	$167	$3,680

Total DAC and VOBA:
Balance at June 30, 2024					$3,219
Balance at June 30, 2023					$3,695
Balance at December 31, 2023					$3,305
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Six Months Ended June 30, 2024
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$16	$5	$21
Deferrals	1	—	1
Amortization	(2)	—	(2)
Balance, end of period	$15	$5	$20

	Six Months Ended June 30, 2023
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$18	$227	$245
Deferrals	1	20	21
Amortization	(2)	(9)	(11)
Balance, end of period	$17	$238	$255

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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Closed Block Liabilities
FPBs	$35,492	$36,142
Other policy-related balances	283	319
Policyholder dividends payable	172	174
Policyholder dividend obligation	—	—
Current income tax payable	4	—
Other liabilities	797	668
Total closed block liabilities	36,748	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,247	19,939
Mortgage loans	5,938	6,151
Policy loans	3,876	3,960
Real estate and real estate joint ventures (“REJV”)	688	668
Other invested assets	498	506
Total investments	30,247	31,224
Cash and cash equivalents	759	717
Accrued investment income	374	383
Premiums, reinsurance and other receivables	67	54
Current income tax recoverable	—	3
Deferred income tax asset	397	312
Total assets designated to the closed block	31,844	32,693
Excess of closed block liabilities over assets designated to the closed block	4,904	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(1,204)	(820)
Unrealized gains (losses) on derivatives, net of income tax	164	130
Total amounts included in AOCI	(1,040)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,864	$3,920

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$216	$226	$434	$461
Net investment income	342	341	685	679
Net investment gains (losses)	(13)	5	(20)	9
Net derivative gains (losses)	2	5	7	3
Total revenues	547	577	1,106	1,152
Expenses
Policyholder benefits and claims	415	445	819	858
Policyholder dividends	86	89	176	186
Other expenses	20	22	40	44
Total expenses	521	556	1,035	1,088
Revenues, net of expenses before provision for income tax expense (benefit)	26	21	71	64
Provision for income tax expense (benefit)	5	4	15	13
Revenues, net of expenses and provision for income tax expense (benefit)	$21	$17	$56	$51
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

	June 30, 2024					December 31, 2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$52,045	$(27)	$684	$3,855	$48,847	$52,479	$(62)	$1,126	$3,050	$50,493
Foreign corporate	27,381	(2)	334	3,284	24,429	27,520	(2)	536	2,839	25,215
U.S. government and agency	25,542	—	97	3,100	22,539	23,100	—	243	2,283	21,060
RMBS	22,572	(1)	183	2,190	20,564	20,700	(1)	228	1,979	18,948
ABS & CLO	12,188	(7)	47	318	11,910	12,049	(6)	30	432	11,641
Municipals	5,837	—	148	508	5,477	6,429	—	318	428	6,319
CMBS	5,828	(7)	26	433	5,414	6,387	(11)	28	570	5,834
Foreign government	3,167	(33)	109	267	2,976	3,416	(50)	156	227	3,295
Total fixed maturity securities AFS	$154,560	$(77)	$1,628	$13,955	$142,156	$152,080	$(132)	$2,665	$11,808	$142,805
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$5,015	$24,950	$27,900	$56,045	$40,573	$154,483
Estimated fair value	$4,907	$24,189	$26,450	$48,722	$37,888	$142,156
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

	June 30, 2024				December 31, 2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$5,310	$136	$25,251	$3,701	$3,537	$95	$25,752	$2,924
Foreign corporate	2,376	84	15,847	3,200	714	64	16,982	2,775
U.S. government and agency	6,186	121	11,194	2,979	4,322	228	9,980	2,055
RMBS	2,615	43	12,667	2,147	1,470	37	12,813	1,941
ABS & CLO	751	3	4,928	314	937	20	8,250	410
Municipals	412	9	2,199	499	262	10	2,102	418
CMBS	702	6	3,475	426	587	23	4,096	542
Foreign government	385	7	1,455	251	431	12	1,452	212
Total fixed maturity securities AFS	$18,737	$409	$77,016	$13,517	$12,260	$489	$81,427	$11,277
Investment grade	$17,504	$364	$73,674	$13,098	$11,499	$453	$77,325	$10,849
Below investment grade	1,233	45	3,342	419	761	36	4,102	428
Total fixed maturity securities AFS	$18,737	$409	$77,016	$13,517	$12,260	$489	$81,427	$11,277
Total number of securities in an unrealized loss position	2,588		8,129		1,679		8,441
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $2.2 billion for the six months ended June 30, 2024 to $13.9 billion primarily due to an increase in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at June 30, 2024, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of June 30, 2024, $419 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At June 30, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2024.

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
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended June 30, 2024	(In millions)
Balance, at beginning of period	$10	$2	$35	$1	$7	$11	$66
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	6	—	—	—	—	—	6
Securities sold or exchanged	(3)	—	(2)	—	—	(4)	(9)
Balance, at end of period	$27	$2	$33	$1	$7	$7	$77
Three Months Ended June 30, 2023
Balance, at beginning of period	$57	$3	$68	$—	$—	$7	$135
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	6	(1)	2	—	—	—	7
Securities sold or exchanged	—	—	—	—	—	—	—
Balance, at end of period	$63	$2	$70	$—	$—	$7	$142

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Six Months Ended June 30, 2024
Balance, at beginning of period	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	6	—	(2)	—	1	—	5
Securities sold or exchanged	(55)	—	(15)	—	—	(4)	(74)
Balance, at end of period	$27	$2	$33	$1	$7	$7	$77
Six Months Ended June 30, 2023
Balance, at beginning of period	$28	$3	$68	$—	$—	$15	$114
ACL not previously recorded	31	—	—	—	—	—	31
Changes for securities with previously recorded ACL	6	(1)	2	—	—	2	9
Securities sold or exchanged	(2)	—	—	—	—	(10)	(12)
Balance, at end of period	$63	$2	$70	$—	$—	$7	$142

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2024		December 31, 2023
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$35,433	58.5%	$37,129	59.3%
Agricultural	15,588	25.7	15,831	25.3
Residential	10,089	16.7	10,133	16.2
Total amortized cost	61,110	100.9	63,093	100.8
ACL	(533)	(0.9)	(509)	(0.8)
Total mortgage loans	$60,577	100.0%	$62,584	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($749) million and ($720) million at June 30, 2024 and December 31, 2023, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2024 was $189 million, $158 million and $79 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $196 million, $166 million and $79 million, respectively.
Purchases of mortgage loans from unaffiliated parties, consisting primarily of residential mortgage loans, were $198 million and $453 million for the three months and six months ended June 30, 2024, respectively, and $100 million and $857 million for the three months and six months ended June 30, 2023, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans to and from affiliates.
For both the three months and six months ended June 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $181 million to REJVs which subsequently completed foreclosure on those mortgage loans. See “— Real Estate and REJV” for the carrying value of wholly-owned real estate acquired through foreclosure.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Six Months Ended June 30,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$210	$152	$147	$509	$174	$105	$169	$448
Provision (release)	74	6	(37)	43	37	48	5	90
Charge-offs, net of recoveries	(12)	(7)	—	(19)	—	(13)	—	(13)
Balance, end of period	$272	$151	$110	$533	$211	$140	$174	$525

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
ACL Methodology
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded.
These mortgage loan modifications are summarized as follows:

	Three Months Ended June 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$137	Less than one year	< 1%	$149	One year	< 1%

	Six Months Ended June 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$167	Less than one year	<1%	$180	Less than one year	< 1%
During the three months ended June 30, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became foreclosed. During the six months ended June 30, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became delinquent and foreclosed. For both the three months and six months ended June 30, 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties were current.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$839	$1,603	$1,035	$1,682	$867	$9,166	$2,251	$17,443	49.2%
65% to 75%	32	226	3,013	1,388	841	3,802	—	9,302	26.3
76% to 80%	—	—	314	192	74	1,705	—	2,285	6.4
Greater than 80%	1	42	598	746	568	4,448	—	6,403	18.1
Total	$872	$1,871	$4,960	$4,008	$2,350	$19,121	$2,251	$35,433	100.0%
DSCR:
> 1.20x	$837	$1,397	$4,284	$3,708	$2,092	$15,920	$2,251	$30,489	86.0%
1.00x - 1.20x	5	385	528	300	119	1,816	—	3,153	8.9
<1.00x	30	89	148	—	139	1,385	—	1,791	5.1
Total	$872	$1,871	$4,960	$4,008	$2,350	$19,121	$2,251	$35,433	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$257	$770	$1,981	$1,465	$1,885	$6,703	$1,326	$14,387	92.3%
65% to 75%	5	47	73	193	126	494	125	1,063	6.8
76% to 80%	—	—	—	—	—	—	—	—	—
Greater than 80%	—	—	—	14	29	77	18	138	0.9
Total	$262	$817	$2,054	$1,672	$2,040	$7,274	$1,469	$15,588	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$87	$331	$1,833	$948	$147	$6,424	$—	$9,770	96.8%
Nonperforming (1)	—	7	53	16	6	237	—	319	3.2
Total	$87	$338	$1,886	$964	$153	$6,661	$—	$10,089	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $125 million and $134 million at June 30, 2024 and December 31, 2023, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2024 and December 31, 2023. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In millions)
Commercial	$271	$19	$—	$—	$381	$303
Agricultural	188	40	15	—	182	206
Residential	319	343	—	—	319	343
Total	$778	$402	$15	$—	$882	$852
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2024	December 31, 2023	Three Months Ended June 30,		Six Months Ended June 30,
			2024	2023	2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,656	$1,594	$38	$41	$76	$83
Other real estate	518	506	77	83	120	129
REJV	6,895	6,590	(57)	(7)	(107)	(43)
Total real estate and REJV	$9,069	$8,690	$58	$117	$89	$169
The carrying value of wholly-owned real estate acquired through foreclosure was $263 million and $190 million at June 30, 2024 and December 31, 2023, respectively. Depreciation expense on real estate investments was $23 million and $44 million for the three months and six months ended June 30, 2024, respectively, and $22 million and $42 million for the three months and six months ended June 30, 2023, respectively. Real estate investments net of accumulated depreciation were $683 million and $638 million at June 30, 2024 and December 31, 2023, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheet, was $787 million and $1.0 billion at June 30, 2024 and December 31, 2023, respectively. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit) in the interim condensed consolidated statements of operations. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. For the three months and six months ended June 30, 2024, income tax credits and other income tax benefits of $38 million and $75 million, respectively, and amortized expense of $34 million and $67 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type. FVO securities include fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	June 30, 2024			December 31, 2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
FVO securities	$315	$493	$808	$379	$367	$746

Equity securities
Common stock (2)	$119	$49	$168	$118	$45	$163
Non-redeemable preferred stock	173	15	188	177	7	184
Total equity securities	$292	$64	$356	$295	$52	$347
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
(2)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.5 billion and $3.5 billion, principally at estimated fair value, at June 30, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2024 and December 31, 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2024			December 31, 2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$5,761	$5,964	$5,837	$5,528	$5,684	$5,565
Repurchase agreements	$2,984	$2,975	$2,912	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at both June 30, 2024 and December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2024					December 31, 2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,238	$2,676	$2,050	$—	$5,964	$943	$2,523	$2,218	$—	$5,684

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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
The securities lending and repurchase agreement reinvestment portfolios consist principally of high quality, liquid, publicly traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities in the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.

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

	June 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$101	$105
Invested assets pledged as collateral (1)	21,242	21,177
Total invested assets on deposit and pledged as collateral	$21,343	$21,282
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 10.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $637 million, at redemption value, at both June 30, 2024 and December 31, 2023.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2024		December 31, 2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
REJV	$1,739	$—	$1,427	$—
Mortgage loan joint ventures	204	1	171	—
Renewable energy partnership (primarily other invested assets)	61	—	65	—
Investment funds (primarily other invested assets)	88	2	61	—
Total	$2,092	$3	$1,724	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2024		December 31, 2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$36,626	$36,626	$35,370	$35,370
Other limited partnership interests (“OLPI”)	6,757	8,614	7,319	9,452
Other invested assets	1,156	1,351	1,318	1,405
REJV	73	236	104	267
Total	$44,612	$46,827	$44,111	$46,494
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to OLPI and REJV is equal to the carrying amounts plus any unrecognized unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2024 or 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$1,848	$1,897	$3,678	$3,743
Mortgage loans	823	829	1,651	1,619
Policy loans	71	75	141	148
Real estate and REJV	58	117	89	169
OLPI	174	91	332	92
Cash, cash equivalents and short-term investments	87	89	178	173
FVO securities	29	46	95	96
Operating joint venture	13	7	29	21
Equity securities	3	4	6	5
Other	124	46	205	125
Subtotal investment income	3,230	3,201	6,404	6,191
Less: Investment expenses	327	328	644	633
Net investment income	$2,903	$2,873	$5,760	$5,558

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$(15)	$—	$(15)	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	53	76	140	134
Net realized and unrealized gains (losses) recognized in net investment income	$38	$76	$125	$134

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$44	$45	$108	$92

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$148	$65	$284	$27

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$(138)	$(746)	$(217)	$(694)
Equity securities	3	7	9	2
Mortgage loans	16	33	(55)	(116)
Real estate and REJV (excluding changes in estimated fair value)	12	62	39	64
OLPI (excluding changes in estimated fair value) (1)	(9)	2	(47)	9
Other gains (losses)	3	8	(2)	14
Subtotal	(113)	(634)	(273)	(721)
Change in estimated fair value of OLPI and REJV	2	1	5	(4)
Non-investment portfolio gains (losses)	5	(26)	26	(36)
Subtotal	7	(25)	31	(40)
Net investment gains (losses)	$(106)	$(659)	$(242)	$(761)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(126)	$(3)	$(299)	$80
Impairment (losses)	—	(684)	—	(690)
Recognized gains (losses):
Change in ACL recognized in earnings	7	47	14	(115)
Unrealized net gains (losses) recognized in earnings	8	7	17	—
Total recognized gains (losses)	15	54	31	(115)
Non-investment portfolio gains (losses)	5	(26)	26	(36)
Net investment gains (losses)	$(106)	$(659)	$(242)	$(761)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$6	$8	$17	$5

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$1	$(27)	$3	$(25)

Foreign currency gains (losses)	$(1)	$(36)	$8	$(51)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(126)	$(3)	$(299)	$80
Recognized in net investment income	(15)	—	(15)	—
Net realized investment gains (losses) from sales and disposals of investments	$(141)	$(3)	$(314)	$80
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
(1)    Includes a net loss of $2 million and $38 million during the three months and six months ended June 30, 2024, respectively, for private equity investments sold. During the three months ended June 30, 2024, the Company sold a $48 million portfolio of investments to a fund for proceeds of $46 million in cash and receivables secured by the value of the fund. During the six months ended June 30, 2024, the Company sold $638 million in portfolios of investments to a fund for proceeds of $600 million in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2024	2023	2024	2023
	(In millions)
Proceeds	$4,754	$3,291	$7,784	$11,713
Gross investment gains	$67	$27	$115	$266
Gross investment (losses)	(195)	(102)	(388)	(262)
Realized gains (losses) on sales and disposals	(128)	(75)	(273)	4
Net credit loss (provision) release (change in ACL recognized in earnings)	(10)	(10)	56	(31)
Impairment (losses)	—	(661)	—	(667)
Net credit loss (provision) release and impairment (losses)	(10)	(671)	56	(698)
Net investment gains (losses)	$(138)	$(746)	$(217)	$(694)

Equity Securities
Realized gains (losses) on sales and disposals	$(1)	$—	$(2)	$(2)
Unrealized net gains (losses) recognized in earnings	4	7	11	4
Net investment gains (losses)	$3	$7	$9	$2
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, and real estate and REJV to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$4	$140	$4
Amortized cost of invested assets transferred to affiliates	$—	$4	$137	$4
Net investment gains (losses) recognized on transfers	$—	$—	$3	$—
Estimated fair value of invested assets transferred from affiliates	$2	$645	$4	$1,160

Recurring related party investments and related net investment income were as follows at and for the periods ended:

		June 30, 2024	December 31, 2023	Three Months Ended June 30,		Six Months Ended June 30,
				2024	2023	2024	2023
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$990	$1,130	$4	$5	$9	$10
Affiliated investments (2)	Metropolitan General Insurance Company	163	150	—	—	—	—
Other invested assets		$1,153	$1,280	$4	$5	$9	$10
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
The Company, through its wholly-owned subsidiary, entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from Metropolitan Tower Life Insurance Company (“MTL”). In accordance with this reinsurance agreement, the Company reported affiliated funds withheld within other invested assets of $2.7 billion and $2.8 billion for June 30, 2024 and December 31, 2023, respectively.
The Company incurred investment advisory charges from an affiliate of $76 million and $152 million for the three months and six months ended June 30, 2024, respectively, and $69 million and $137 million for the three months and six months ended June 30, 2023, respectively.
See “— Variable Interest Entities” for information on investments in affiliated REJV and affiliated mortgage loan joint ventures.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,870	$1,094	$610	$4,443	$1,257	$508
Foreign currency swaps	Foreign currency exchange rate	1,317	37	13	1,459	55	1
Subtotal		6,187	1,131	623	5,902	1,312	509
Cash flow hedges:
Interest rate swaps	Interest rate	3,788	—	323	3,789	1	246
Interest rate forwards	Interest rate	369	—	81	970	—	175
Foreign currency swaps	Foreign currency exchange rate	31,966	2,181	851	30,342	1,977	846
Subtotal		36,123	2,181	1,255	35,101	1,978	1,267
Total qualifying hedges		42,310	3,312	1,878	41,003	3,290	1,776
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,482	1,428	731	15,516	1,476	638
Interest rate floors	Interest rate	8,078	29	—	13,921	39	—
Interest rate caps	Interest rate	24,970	236	—	28,890	355	—
Interest rate futures	Interest rate	70	—	—	25	—	—
Interest rate options	Interest rate	37,416	216	66	39,226	361	27
Synthetic GICs	Interest rate	5,966	—	—	6,145	—	—
Foreign currency swaps	Foreign currency exchange rate	4,259	454	9	4,304	446	24
Foreign currency forwards	Foreign currency exchange rate	1,097	8	4	1,176	8	10
Credit default swaps — purchased	Credit	749	6	3	809	3	7
Credit default swaps — written	Credit	11,522	197	5	10,007	186	4
Equity futures	Equity market	647	3	1	941	3	—
Equity index options	Equity market	13,203	222	189	17,703	339	193
Equity total return swaps	Equity market	2,020	1	100	1,912	—	218
Total non-designated or nonqualifying derivatives		125,479	2,800	1,108	140,575	3,216	1,121
Total		$167,789	$6,112	$2,986	$181,578	$6,506	$2,897
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(41)	$(14)	N/A
Hedged items	—	—	N/A	34	12	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(2)	—	N/A	—	(7)	N/A
Hedged items	2	—	N/A	—	7	N/A
Subtotal	—	—	N/A	(7)	(2)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(71)
Amount of gains (losses) reclassified from AOCI into income	6	—	—	—	—	(6)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	206
Amount of gains (losses) reclassified from AOCI into income	1	95	—	—	—	(96)
Foreign currency transaction gains (losses) on hedged items	—	(99)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	(1)
Subtotal	7	(3)	—	—	—	32
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(79)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	7	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	5	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(14)	N/A	N/A	N/A
Equity derivatives (1)	(11)	N/A	(86)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(15)	N/A	N/A	N/A
Subtotal	(11)	N/A	(182)	N/A	N/A	N/A
Earned income on derivatives	53	—	118	(2)	(43)	—
Synthetic GICs	N/A	N/A	3	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	121	N/A	N/A	N/A
Total	$49	$(3)	$60	$(9)	$(45)	$32

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(135)	$(32)	N/A
Hedged items	(1)	—	N/A	121	31	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(6)	—	N/A	—	13	N/A
Hedged items	5	—	N/A	—	(11)	N/A
Subtotal	(2)	—	N/A	(14)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(156)
Amount of gains (losses) reclassified from AOCI into income	13	55	—	—	—	(68)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	56
Amount of gains (losses) reclassified from AOCI into income	1	310	—	—	—	(311)
Foreign currency transaction gains (losses) on hedged items	—	(293)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	14	72	—	—	—	(480)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(336)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(44)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(8)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	60	N/A	N/A	N/A
Equity derivatives (1)	(36)	N/A	(348)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	39	N/A	N/A	N/A
Subtotal	(36)	N/A	(637)	N/A	N/A	N/A
Earned income on derivatives	39	—	189	3	(34)	—
Synthetic GICs	N/A	N/A	4	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	212	N/A	N/A	N/A
Total	$15	$72	$(232)	$(11)	$(33)	$(480)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(150)	$(53)	N/A
Hedged items	—	—	N/A	137	50	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	—	N/A	—	(31)	N/A
Hedged items	—	—	N/A	—	35	N/A
Subtotal	2	—	N/A	(13)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(215)
Amount of gains (losses) reclassified from AOCI into income	14	2	—	—	—	(16)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	207
Amount of gains (losses) reclassified from AOCI into income	2	(175)	—	—	—	173
Foreign currency transaction gains (losses) on hedged items	—	164	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	(1)
Subtotal	16	(8)	—	—	—	148
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(278)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	81	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	5	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	9	N/A	N/A	N/A
Equity derivatives (1)	(36)	N/A	(367)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(51)	N/A	N/A	N/A
Subtotal	(36)	N/A	(601)	N/A	N/A	N/A
Earned income on derivatives	83	—	245	(6)	(91)	—
Synthetic GICs	N/A	N/A	5	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	355	N/A	N/A	N/A
Total	$65	$(8)	$4	$(19)	$(90)	$148

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$(9)	$—	N/A
Hedged items	—	—	N/A	(5)	(1)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(22)	—	N/A	—	13	N/A
Hedged items	21	—	N/A	—	(11)	N/A
Subtotal	(2)	—	N/A	(14)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$44
Amount of gains (losses) reclassified from AOCI into income	27	57	—	—	—	(84)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	15
Amount of gains (losses) reclassified from AOCI into income	2	439	—	—	—	(441)
Foreign currency transaction gains (losses) on hedged items	—	(417)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	29	79	—	—	—	(467)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(397)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(139)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(17)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	66	N/A	N/A	N/A
Equity derivatives (1)	(42)	N/A	(751)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	71	N/A	N/A	N/A
Subtotal	(42)	N/A	(1,167)	N/A	N/A	N/A
Earned income on derivatives	82	—	434	8	(67)	—
Synthetic GICs	N/A	N/A	9	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(68)	N/A	N/A	N/A
Total	$67	$79	$(792)	$(6)	$(66)	$(467)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$118	$120	$1	$1
Mortgage loans	$208	$345	$(5)	$(10)
FPBs	$(2,661)	$(2,863)	$337	$191
PABs	$(2,198)	$(1,844)	$141	$2
__________________
(1)Includes ($101) million and ($113) million of hedging adjustments on discontinued hedging relationships at June 30, 2024 and December 31, 2023, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $2 million for both the three months and six months ended June 30, 2024, and $19 million and $20 million for the three months and six months ended June 30, 2023, respectively.
At both June 30, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At June 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $1.0 billion and $894 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2024, the Company expected to reclassify $289 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$—	—	$—	$10	0.5
Credit default swaps referencing indices	82	4,125	2.6	80	3,831	2.7
Subtotal	82	4,125	2.6	80	3,841	2.7
Baa
Single name credit default swaps (3)	1	55	1.8	1	55	2.3
Credit default swaps referencing indices	105	7,213	4.4	102	5,982	5.6
Subtotal	106	7,268	4.4	103	6,037	5.5
Ba
Credit default swaps referencing indices	2	25	2.5	2	25	3.0
Subtotal	2	25	2.5	2	25	3.0
B
Credit default swaps referencing indices	5	74	4.5	1	74	5.0
Subtotal	5	74	4.5	1	74	5.0
Caa
Credit default swaps referencing indices	(3)	30	2.0	(4)	30	2.5
Subtotal	(3)	30	2.0	(4)	30	2.5
Total	$192	$11,522	3.7	$182	$10,007	4.4
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2024		December 31, 2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,083	$3,013	$6,534	$2,892
OTC-cleared (1)	143	41	112	13
Exchange-traded	3	1	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	6,229	3,055	6,649	2,905
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,411)	(2,411)	(2,350)	(2,350)
OTC-cleared	(12)	(12)	(4)	(4)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,645)	—	(2,872)	—
OTC-cleared	(113)	—	(105)	(1)
Securities collateral: (5)
OTC-bilateral	(1,021)	(602)	(1,283)	(542)
OTC-cleared	—	(29)	—	(8)
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$26	$—	$35	$—
__________________
(1)At June 30, 2024 and December 31, 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $117 million and $143 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $69 million and $8 million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2024 and December 31, 2023, the Company received excess cash collateral of $48 million and $154 million, respectively, and provided excess cash collateral of $4 million for both periods, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2024 and December 31, 2023, the Company received excess securities collateral with an estimated fair value of $455 million and $286 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2024 and December 31, 2023, the Company provided excess securities collateral with an estimated fair value of $905 million and $1.1 billion, respectively, for its OTC-bilateral derivatives, $416 million and $495 million, respectively, for its OTC-cleared derivatives, and $31 million and $56 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	June 30, 2024			December 31, 2023
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$595	$7	$602	$542	$—	$542
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$916	$8	$924	$896	$—	$896
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2024	December 31, 2023
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$148	$41
Funds withheld on affiliated reinsurance	Other invested assets	(22)	(26)
Total		$126	$15
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$—	$104
Funds withheld on affiliated reinsurance	Other liabilities	(447)	(304)
Fixed annuities with equity indexed returns	PABs	168	163
Total		$(279)	$(37)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$39,926	$8,921	$48,847
Foreign corporate	—	15,875	8,554	24,429
U.S. government and agency	10,834	11,705	—	22,539
RMBS	—	18,818	1,746	20,564
ABS & CLO	—	10,043	1,867	11,910
Municipals	—	5,477	—	5,477
CMBS	—	4,914	500	5,414
Foreign government	—	2,965	11	2,976
Total fixed maturity securities AFS	10,834	109,723	21,599	142,156
Short-term investments	1,479	186	3	1,668
Other investments	46	91	1,434	1,571
Derivative assets: (1)
Interest rate	—	3,003	—	3,003
Foreign currency exchange rate	—	2,680	—	2,680
Credit	—	203	—	203
Equity market	3	217	6	226
Total derivative assets	3	6,103	6	6,112
Embedded derivatives within asset host contracts (4)	—	—	126	126
MRBs	—	—	230	230
Separate account assets (2)	13,630	64,986	969	79,585
Total assets (3)	$25,992	$181,089	$24,367	$231,448
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,730	$81	$1,811
Foreign currency exchange rate	—	877	—	877
Credit	—	8	—	8
Equity market	1	289	—	290
Total derivative liabilities	1	2,904	81	2,986
Embedded derivatives within liability host contracts (4)	—	—	(279)	(279)
MRBs	—	—	2,391	2,391
Separate account liabilities (2)	—	3	—	3
Total liabilities	$1	$2,907	$2,193	$5,101

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$41,718	$8,775	$50,493
Foreign corporate	—	16,875	8,340	25,215
U.S. government and agency	8,963	12,097	—	21,060
RMBS	3	17,616	1,329	18,948
ABS & CLO	—	10,109	1,532	11,641
Municipals	—	6,319	—	6,319
CMBS	—	5,499	335	5,834
Foreign government	—	3,281	14	3,295
Total fixed maturity securities AFS	8,966	113,514	20,325	142,805
Short-term investments	2,745	288	15	3,048
Other investments	76	77	1,317	1,470
Derivative assets: (1)
Interest rate	—	3,489	—	3,489
Foreign currency exchange rate	—	2,486	—	2,486
Credit	—	181	8	189
Equity market	3	332	7	342
Total derivative assets	3	6,488	15	6,506
Embedded derivatives within asset host contracts (4)	—	—	15	15
MRBs	—	—	177	177
Separate account assets (2)	13,945	68,284	968	83,197
Total assets (3)	$25,735	$188,651	$22,832	$237,218
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,419	$175	$1,594
Foreign currency exchange rate	—	881	—	881
Credit	—	11	—	11
Equity market	—	411	—	411
Total derivative liabilities	—	2,722	175	2,897
Embedded derivatives within liability host contracts (4)	—	—	(37)	(37)
MRBs	—	—	2,878	2,878
Separate account liabilities (2)	4	4	—	8
Total liabilities	$4	$2,726	$3,016	$5,746
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $48 million at both June 30, 2024 and December 31, 2023.
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
Investments
Securities, Short-term Investments and Other Investments
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings, and valuation of these securities does not involve management’s judgment.
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
MRBs
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

					June 30, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	53	-	125	93	4	-	131	95	Increase
	•	Market pricing	•	Quoted prices (4)	27	-	111	94	—	-	110	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	116	96	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	84	-	103	96	78	-	101	94	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	428	-	452	437	367	-	399	385	Increase (7)
Credit	•	Consensus pricing	•	Offered quotes (8)
MRBs
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(9)
				Ages 41 - 60	0.05%	-	0.67%	0.22%	0.05%	-	0.67%	0.22%	(9)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.35%	-	100%	1.23%	(9)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	8.72%	0.80%	-	20.10%	8.72%	Decrease (10)
				Durations 11 - 20	3.10%	-	10.10%	4.34%	3.10%	-	10.10%	4.34%	Decrease (10)
				Durations 21 - 116	0.10%	-	10.10%	4.59%	0.10%	-	10.10%	4.59%	Decrease (10)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.44%	Increase (11)
			•	Withdrawal rates	0.25%	-	7.75%	4.47%	0.25%	-	7.75%	4.47%	(12)
			•	Long-term equity volatilities	16.37%	-	21.85%	18.55%	16.37%	-	21.85%	18.55%	Increase (13)
			•	Nonperformance risk spread	0.33%	-	0.66%	0.73%	0.38%	-	0.70%	0.73%	Decrease (14)
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
(8)At June 30, 2024 and December 31, 2023, independent non-binding broker quotations were used in the determination of 0% and less than 1%, respectively, of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended June 30, 2024
Balance, beginning of period	$17,154	$3,543	$—	$15	$11
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(29)	10	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(137)	13	—	(4)	—
Purchases (3)	1,148	934	—	—	1
Sales (3)	(620)	(104)	—	—	(9)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	64	51	—	—	—
Transfers out of Level 3 (4)	(105)	(334)	—	—	—
Balance, end of period	$17,475	$4,113	$—	$11	$3
Three Months Ended June 30, 2023
Balance, beginning of period	$15,717	$3,501	$—	$15	$57
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	7	—	(1)	—
Total realized/unrealized gains (losses) included in AOCI	(101)	(20)	—	3	(1)
Purchases (3)	808	67	4	—	5
Sales (3)	(393)	(86)	—	—	(44)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	125	34	—	—	—
Transfers out of Level 3 (4)	(129)	(94)	—	—	—
Balance, end of period	$16,016	$3,409	$4	$17	$17
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(11)	$9	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(10)	$8	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(147)	$12	$—	$(4)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(110)	$(21)	$—	$3	$(1)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2024
Balance, beginning of period	$1,403	$(121)	$285	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	28	(1)	121	(5)
Total realized/unrealized gains (losses) included in AOCI	—	(14)	—	—
Purchases (3)	12	—	—	44
Sales (3)	(9)	—	—	(50)
Issuances (3)	—	—	—	—
Settlements (3)	—	67	(1)	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	—	(6)	—	—
Balance, end of period	$1,434	$(75)	$405	$969
Three Months Ended June 30, 2023
Balance, beginning of period	$1,052	$(271)	$168	$1,000
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	63	(12)	212	(10)
Total realized/unrealized gains (losses) included in AOCI	—	(39)	—	—
Purchases (3)	—	—	—	72
Sales (3)	—	—	—	(20)
Issuances (3)	—	—	—	—
Settlements (3)	—	44	(2)	—
Transfers into Level 3 (4)	—	—	—	12
Transfers out of Level 3 (4)	—	—	—	—
Balance, end of period	$1,115	$(278)	$378	$1,054
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$28	$—	$121	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$64	$1	$212	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$(9)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$—	$(48)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$17,115	$3,196	$—	$14	$15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(42)	14	—	2	—
Total realized/unrealized gains (losses) included in AOCI	(317)	53	—	(5)	—
Purchases (3)	1,783	1,104	—	—	3
Sales (3)	(1,038)	(257)	—	—	(15)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	97	101	—	—	—
Transfers out of Level 3 (4)	(123)	(98)	—	—	—
Balance, end of period	$17,475	$4,113	$—	$11	$3
Six Months Ended June 30, 2023
Balance, beginning of period	$14,733	$3,373	$—	$15	$47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(18)	1	—	(1)	—
Total realized/unrealized gains (losses) included in AOCI	285	—	—	2	—
Purchases (3)	2,015	153	4	2	17
Sales (3)	(848)	(175)	—	(1)	(47)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	280	103	—	—	—
Transfers out of Level 3 (4)	(431)	(46)	—	—	—
Balance, end of period	$16,016	$3,409	$4	$17	$17
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(10)	$13	$—	$2	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(17)	$9	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(323)	$48	$—	$(5)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$272	$(4)	$—	$1	$(1)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$1,317	$(160)	$52	$968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	111	(1)	355	(19)
Total realized/unrealized gains (losses) included in AOCI	—	(40)	—	—
Purchases (3)	17	—	—	82
Sales (3)	(11)	—	—	(58)
Issuances (3)	—	—	—	—
Settlements (3)	—	134	(2)	—
Transfers into Level 3 (4)	—	—	—	3
Transfers out of Level 3 (4)	—	(8)	—	(7)
Balance, end of period	$1,434	$(75)	$405	$969
Six Months Ended June 30, 2023
Balance, beginning of period	$1,022	$(331)	$458	$995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	91	(27)	(68)	(18)
Total realized/unrealized gains (losses) included in AOCI	—	43	—	—
Purchases (3)	2	—	—	170
Sales (3)	—	—	—	(109)
Issuances (3)	—	—	—	—
Settlements (3)	—	98	(12)	1
Transfers into Level 3 (4)	—	—	—	15
Transfers out of Level 3 (4)	—	(61)	—	—
Balance, end of period	$1,115	$(278)	$378	$1,054
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$117	$—	$355	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$93	$2	$(68)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$(21)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$—	$7	$—	$—
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

	June 30, 2024	December 31, 2023
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$501	$295

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(47)	$(31)	$(84)	$(105)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,577	$—	$—	$57,070	$57,070
Policy loans	$5,713	$—	$—	$6,010	$6,010
Other invested assets	$1,936	$—	$1,656	$297	$1,953
Premiums, reinsurance and other receivables	$13,916	$—	$438	$13,607	$14,045
Liabilities
PABs	$87,707	$—	$—	$85,512	$85,512
Long-term debt	$1,647	$—	$1,715	$—	$1,715
Other liabilities	$11,979	$—	$902	$11,060	$11,962
Separate account liabilities	$26,884	$—	$26,884	$—	$26,884

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$62,584	$—	$—	$59,511	$59,511
Policy loans	$5,671	$—	$—	$6,042	$6,042
Other invested assets	$1,778	$—	$1,794	$—	$1,794
Premiums, reinsurance and other receivables	$14,028	$—	$221	$14,053	$14,274
Liabilities
PABs	$87,518	$—	$—	$86,093	$86,093
Long-term debt	$1,886	$—	$1,958	$—	$1,958
Other liabilities	$11,481	$—	$141	$11,333	$11,474
Separate account liabilities	$29,204	$—	$29,204	$—	$29,204

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(7,854)	$796	$618	$(13)	$(112)	$(163)	$(6,728)
OCI before reclassifications	(1,290)	135	1,505	(13)	(20)	—	317
Deferred income tax benefit (expense)	317	(28)	(330)	3	3	—	(35)
AOCI before reclassifications, net of income tax	(8,827)	903	1,793	(23)	(129)	(163)	(6,446)
Amounts reclassified from AOCI	153	(103)	—	—	—	3	53
Deferred income tax benefit (expense)	(37)	22	—	—	—	—	(15)
Amounts reclassified from AOCI, net of income tax	116	(81)	—	—	—	3	38
Balance, end of period	$(8,711)	$822	$1,793	$(23)	$(129)	$(160)	$(6,408)

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(8,167)	$1,568	$(106)	$149	$(139)	$(137)	$(6,832)
OCI before reclassifications	(2,114)	(101)	1,051	(73)	17	—	(1,220)
Deferred income tax benefit (expense)	452	21	(219)	16	(5)	—	265
AOCI before reclassifications, net of income tax	(9,829)	1,488	726	92	(127)	(137)	(7,787)
Amounts reclassified from AOCI	829	(379)	—	—	—	3	453
Deferred income tax benefit (expense)	(167)	79	—	—	—	(1)	(89)
Amounts reclassified from AOCI, net of income tax	662	(300)	—	—	—	2	364
Balance, end of period	$(9,167)	$1,188	$726	$92	$(127)	$(135)	$(7,423)

	Six Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(6,495)	$705	$(807)	$33	$(143)	$(165)	$(6,872)
OCI before reclassifications	(3,214)	(8)	3,309	(71)	19	—	35
Deferred income tax benefit (expense)	760	2	(709)	15	(5)	—	63
AOCI before reclassifications, net of income tax	(8,949)	699	1,793	(23)	(129)	(165)	(6,774)
Amounts reclassified from AOCI	312	156	—	—	—	6	474
Deferred income tax benefit (expense)	(74)	(33)	—	—	—	(1)	(108)
Amounts reclassified from AOCI, net of income tax	238	123	—	—	—	5	366
Balance, end of period	$(8,711)	$822	$1,793	$(23)	$(129)	$(160)	$(6,408)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity (continued)

	Six Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(11,161)	$1,557	$1,529	$80	$(187)	$(138)	$(8,320)
OCI before reclassifications	1,698	58	(1,017)	15	77	(1)	830
Deferred income tax benefit (expense)	(346)	(12)	214	(3)	(17)	—	(164)
AOCI before reclassifications, net of income tax	(9,809)	1,603	726	92	(127)	(139)	(7,654)
Amounts reclassified from AOCI	804	(525)	—	—	—	5	284
Deferred income tax benefit (expense)	(162)	110	—	—	—	(1)	(53)
Amounts reclassified from AOCI, net of income tax	642	(415)	—	—	—	4	231
Balance, end of period	$(9,167)	$1,188	$726	$92	$(127)	$(135)	$(7,423)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(142)	$(828)	$(288)	$(787)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	1	—	3	Net investment income
Net unrealized investment gains (losses)	(12)	(2)	(24)	(20)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(153)	(829)	(312)	(804)
Income tax (expense) benefit	37	167	74	162
Net unrealized investment gains (losses), net of income tax	(116)	(662)	(238)	(642)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	6	13	14	27	Net investment income
Interest rate derivatives	—	55	2	57	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	2	2	Net investment income
Foreign currency exchange rate derivatives	95	310	(175)	439	Net investment gains (losses)
Credit derivatives	1	—	1	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	103	379	(156)	525
Income tax (expense) benefit	(22)	(79)	33	(110)
Gains (losses) on cash flow hedges, net of income tax	81	300	(123)	415
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(4)	(3)	(7)	(6)
Amortization of prior service (costs) credit	1	—	1	1
Amortization of defined benefit plan items, before income tax	(3)	(3)	(6)	(5)
Income tax (expense) benefit	—	1	1	1
Amortization of defined benefit plan items, net of income tax	(3)	(2)	(5)	(4)
Total reclassifications, net of income tax	$(38)	$(364)	$(366)	$(231)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Prepaid legal plans	$117	$115	$237	$230
Administrative services-only contracts	66	62	132	123
Recordkeeping and administrative services (1)	36	37	74	74
Other revenue from service contracts from customers	14	11	23	21
Total revenues from service contracts from customers	233	225	466	448
Other (2)	214	194	436	386
Total other revenues	$447	$419	$902	$834
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 16.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
General and administrative expenses (1)	$675	$677	$1,348	$1,338
Pension, postretirement and postemployment benefit costs	55	50	110	100
Premium taxes, other taxes, and licenses & fees	108	106	205	199
Commissions and other variable expenses	496	467	983	1,181
Capitalization of DAC	(27)	(12)	(52)	(89)
Amortization of DAC and VOBA	68	74	138	151
Interest expense on debt	30	34	62	64
Total other expenses	$1,405	$1,396	$2,794	$2,944
__________________
(1)Includes ($25) million and ($65) million for the three months and six months ended June 30, 2024, respectively, and ($27) million and ($57) million for the three months and six months ended June 30, 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 16 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Income Tax
For both the three months and six months ended June 30, 2024, the effective tax rate on income (loss) before provision for income tax was 19%. The Company’s effective tax rate for the three months ended June 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method. The Company’s effective tax rate for the six months ended June 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method, and (iii) the corporate tax deduction for stock compensation.
For the three months and six months ended June 30, 2023, the effective tax rate on income (loss) before provision for income tax was 13% and (7)%, respectively. The Company’s effective tax rate for the three months ended June 30, 2023 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) low income housing and other tax credits, and (ii) non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2023 reflected an income tax benefit despite having income before provision for income tax and differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) low income housing and other tax credits, (ii) non-taxable investment income, and (iii) the corporate tax deduction for stock compensation.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2023 Annual Report, Metropolitan Life Insurance Company received approximately 2,565 asbestos-related claims in 2023. For the six months ended June 30, 2024 and 2023, Metropolitan Life Insurance Company received approximately 1,556 and 1,306 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2023. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2024.
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into the issue, and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits, and additional legal actions relating to this issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.5 billion and $3.3 billion at June 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $4.3 billion and $4.4 billion at June 30, 2024 and December 31, 2023, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $550 million, with a cumulative maximum of $649 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both June 30, 2024 and December 31, 2023, for indemnities and guarantees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $740 million and $1.5 billion for the three months and six months ended June 30, 2024, respectively, and $737 million and $1.5 billion for the three months and six months ended June 30, 2023, respectively. Total revenues received from affiliates related to these agreements were $10 million and $21 million for the three months and six months ended June 30, 2024, respectively, and $15 million and $29 million for the three months and six months ended June 30, 2023, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $23 million and $56 million at June 30, 2024 and December 31, 2023, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Premiums
Reinsurance assumed	$1	$2	$2	$(25)
Reinsurance ceded	(102)	(89)	(205)	(173)
Net premiums	$(101)	$(87)	$(203)	$(198)
Universal life and investment-type product policy fees
Reinsurance assumed	$5	$1	$8	$1
Reinsurance ceded	(1)	(2)	(1)	(4)
Net universal life and investment-type product policy fees	$4	$(1)	$7	$(3)
Other revenues
Reinsurance assumed	$35	$24	$63	$46
Reinsurance ceded	117	116	232	231
Net other revenues	$152	$140	$295	$277
Policyholder benefits and claims
Reinsurance assumed	$11	$18	$23	$(151)
Reinsurance ceded	(82)	(68)	(168)	(145)
Net policyholder benefits and claims	$(71)	$(50)	$(145)	$(296)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$—	$—	$—	$(39)
Reinsurance ceded	(2)	—	—	(5)
Net policyholder liability remeasurement (gains) losses	$(2)	$—	$—	$(44)
Interest credited to PABs
Reinsurance assumed	$90	$88	$179	$161
Reinsurance ceded	(2)	(3)	(5)	(6)
Net interest credited to PABs	$88	$85	$174	$155
Other expenses
Reinsurance assumed	$11	$11	$23	$215
Reinsurance ceded	54	65	110	128
Net other expenses	$65	$76	$133	$343

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2024		December 31, 2023
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$173	$11,234	$164	$11,302
DAC and VOBA	149	(158)	158	(160)
Total assets	$322	$11,076	$322	$11,142
Liabilities
FPBs	$2,093	$—	$2,236	$—
PABs	9,003	—	9,040	—
Other policy-related balances	66	(42)	65	(35)
Other liabilities	804	9,888	957	10,267
Total liabilities	$11,966	$9,846	$12,298	$10,232
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($46) million and ($39) million at June 30, 2024 and December 31, 2023, respectively. Net derivative gains (losses) associated with these embedded derivatives were $4 million and $7 million for the three months and six months ended June 30, 2024, respectively, and ($23) million and ($29) million for the three months and six months ended June 30, 2023, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($401) million and ($265) million at June 30, 2024 and December 31, 2023, respectively. Net derivative gains (losses) associated with the embedded derivative were $57 million and $136 million for the three months and six months ended June 30, 2024, respectively, and $114 million and ($51) million for the three months and six months ended June 30, 2023, respectively.

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
Business
Current Market Conditions
In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates. Rates have remained steady in 2024, reflecting expectations for lower inflation. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable.
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
Innovation and Technology
The NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. In July 2024, the New York State Department of Financial Services released its final circular letter focused on how insurers should develop and manage their use of external consumer data and artificial intelligence systems in underwriting and pricing so as not to harm consumers.

Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. Shortly thereafter, these changes were challenged in court, including by a coalition of insurance industry trade associations that filed a motion for a preliminary injunction and stay of the amendments. In July 2024, two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance, annuity and welfare benefit products to retirement investors.
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
Key Financial Highlights
•Net income attributable to MLIC of $1.9 billion for the six months ended June 30, 2024, compared to $378 million for the six months ended June 30, 2023.
•Adjusted earnings of $1.7 billion for the six months ended June 30, 2024, compared to $1.6 billion for the six months ended June 30, 2023.
Consolidated Results

	Six Months Ended June 30,
	2024	2023
	(In millions)
Revenues
Premiums	$13,580	$11,802
Universal life and investment-type product policy fees	740	852
Net investment income	5,760	5,558
Other revenues	902	834
Net investment gains (losses)	(242)	(761)
Net derivative gains (losses)	4	(792)
Total revenues	20,744	17,493
Expenses
Policyholder benefits and claims and policyholder dividends	14,442	12,898
Policyholder liability remeasurement (gains) losses	16	(40)
Market risk benefit remeasurement (gains) losses	(716)	(426)
Interest credited to policyholder account balances	1,880	1,724
Amortization of deferred policy acquisition costs and value of business acquired	138	151
Interest expense on debt	62	64
Other expenses, net of capitalization of deferred policy acquisition costs	2,594	2,729
Total expenses	18,416	17,100
Income (loss) before provision for income tax	2,328	393
Provision for income tax expense (benefit)	442	(26)
Net income (loss)	1,886	419
Less: Net income (loss) attributable to noncontrolling interests	(3)	41
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,889	$378
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Net income (loss) attributable to MLIC - Increased $1.5 billion primarily due to the following:
Net Investment Gains (Losses) - Favorable change of $519 million ($410 million, net of income tax):
•Impairment losses in the prior period for investments disposed of in connection with a reinsurance transaction that closed in November 2023

Largely offset by:
•Losses on sales of fixed maturity securities in the current period
Net Derivative Gains (Losses) - Favorable change of $796 million ($629 million, net of income tax)(1):
•Change in the value of the underlying assets - favorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
•Key equity indexes increased less in the current period compared to the prior period - favorable impact to the estimated fair value of long put options
•The U.S. dollar strengthened against major currencies in the current period versus weakened in the prior period - favorable impact to the estimated fair value of receive-U.S. dollar currency swaps and buy-U.S. dollar currency forwards
Market Risk Benefit Remeasurement (Gains) Losses(2) - Favorable change of $290 million ($229 million, net of income tax):
•Long-term interest rates increased in the current period versus decreased in the prior period
Partially offset by:
•Key equity indexes increased less in the current period compared to the prior period
Adjusted Earnings(3) - Favorable change of $70 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 19% in the current period versus (7)% in the prior period
•Current period effective tax rate on income before provision for income tax was 19% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was (7)%, which reflected an income tax benefit despite having income before provision for income tax, versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•Low income housing and other tax credits
•Non-taxable investment income
•Corporate tax deduction for stock compensation
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

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net income (loss)	$1,886	$419
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(242)	(761)
Net derivative gains (losses)	4	(792)
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(240)	(398)
Other revenues	60	(8)
Expenses:
Policyholder benefits and claims and policyholder dividends	28	(6)
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefit remeasurement (gains) losses	716	426
Interest credited to policyholder account balances	(40)	—
Capitalization of deferred policy acquisition costs (“DAC”)	—	—
Amortization of DAC and value of business acquired	—	—
Interest expense on debt	—	—
Other expenses	(4)	49
Provision for income tax (expense) benefit	(61)	314
Adjusted earnings	$1,665	$1,595

Premiums, fees and other revenues	$15,222	$13,488
Less: adjustments to premiums, fees and other revenues	60	(8)
Adjusted premiums, fees and other revenues	$15,162	$13,496

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the six months ended June 30, 2024 increased $1.7 billion, or 12%, compared to the prior period. This was primarily due to growth in the pension risk transfer, structured settlements and income annuities businesses in our RIS segment, as well as growth in the core and voluntary businesses in our Group Benefits segment, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience, and the expected decline in our MetLife Holdings segment from business run-off. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $70 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $80 million as a result of the reinsurance transaction that closed in November 2023 in our MetLife Holdings segment
Market Factors - Increased adjusted earnings by $23 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives and lower average invested assets in our MetLife Holdings segment due to business run-off
Largely offset by:
•Higher average interest crediting rates on investment-type products, primarily in our RIS segment
Volume Growth - Increased adjusted earnings by $14 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances in our RIS segment, as well as higher average invested assets in Corporate & Other
Largely offset by:
•Increase in interest credited expenses on investment-type products, primarily in our RIS segment
•Lower separate account fee revenue in our RIS segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $125 million:
•Favorable underwriting:
•Favorable mortality - lower claims incidence in the life business in our Group Benefits segment, partially offset by higher claim severity in the life business in our MetLife Holdings segment
•Favorable morbidity in our Group Benefits segment - favorable experience due to lower severity and a favorable reserve adjustment in the current period in our disability businesses, partially offset by a less favorable change in dental reserves, including the impact of prior year development
•Favorable change from refinements to certain insurance and other liabilities in both periods, primarily in our Group Benefits segment
Expenses - Increased adjusted earnings by $33 million:
•Lower corporate-related expenses, including from initiatives and projects in Corporate & Other
Partially offset by:
•Higher technology, employee-related and various other operating expenses in our Group Benefits segment
•Higher litigation reserves in Corporate & Other
Taxes - Unfavorable change in effective tax rate - 19% in the current period versus 15% in the prior period
•Current period effective tax rate on income before provision for income tax was 19% versus the U.S. statutory rate of 21% primarily due to tax benefits from:

•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 15% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•Low income housing and other tax credits
•Non-taxable investment income
•Corporate tax deduction for stock compensation
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Securities trading plans
During the three months ended June 30, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Date: August 6, 2024