Form 10-Q
period 2024-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2024-11-06
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 6, 2024, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2024 and December 31, 2023 and for the Three Months and Nine Months Ended September 30, 2024 and 2023)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Future Policy Benefits	16
	Note 4 — Policyholder Account Balances	23
	Note 5 — Market Risk Benefits	28
	Note 6 — Separate Accounts	31
	Note 7 — Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue	34
	Note 8 — Closed Block	36
	Note 9 — Investments	38
	Note 10 — Derivatives	53
	Note 11 — Fair Value	64
	Note 12 — Equity	79
	Note 13 — Other Revenues and Other Expenses	82
	Note 14 — Income Tax	83
	Note 15 — Contingencies, Commitments and Guarantees	83
	Note 16 — Related Party Transactions	87
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	90
Item 4.	Controls and Procedures	100

Part II — Other Information
Item 1.	Legal Proceedings	100
Item 1A.	Risk Factors	100
Item 5.	Other Information	100
Item 6.	Exhibits	101

Signatures		102

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2024 and December 31, 2023 (Unaudited)
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $113 and $132, respectively); and amortized cost: $153,264 and $152,080, respectively	$146,653	$142,805
Mortgage loans (net of allowance for credit loss of $540 and $509, respectively; includes $196 and $166, respectively, relating to variable interest entities)	60,988	62,584
Policy loans	5,783	5,671
Real estate and real estate joint ventures (includes $1,772 and $1,427, respectively, relating to variable interest entities, $380 and $317, respectively, under the fair value option)	8,981	8,690
Other limited partnership interests	7,086	7,765
Short-term investments, at estimated fair value	2,370	3,048
Other invested assets (includes $759 and $805, respectively, of leveraged and direct financing leases; $112 and $117, respectively, relating to variable interest entities)	16,911	17,040
Total investments	248,772	247,603
Cash and cash equivalents, principally at estimated fair value (includes $31 and $0, respectively, relating to variable interest entities)	6,639	6,795
Accrued investment income	2,108	2,026
Premiums, reinsurance and other receivables	28,713	28,236
Market risk benefits, at estimated fair value	192	177
Deferred policy acquisition costs and value of business acquired	3,184	3,305
Current income tax recoverable	157	112
Deferred income tax asset	2,680	2,922
Other assets	4,312	4,312
Separate account assets	82,610	83,197
Total assets	$379,367	$378,685
Liabilities and Equity
Liabilities
Future policy benefits	$129,529	$129,182
Policyholder account balances	104,330	103,894
Market risk benefits, at estimated fair value	2,847	2,878
Other policy-related balances	8,624	8,289
Policyholder dividends payable	236	233
Payables for collateral under securities loaned and other transactions	11,242	11,790
Long-term debt	1,648	1,887
Other liabilities	23,625	23,719
Separate account liabilities	82,610	83,197
Total liabilities	364,691	365,069
Contingencies, Commitments and Guarantees (Note 15)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	6,572	7,645
Accumulated other comprehensive income (loss)	(4,875)	(6,872)
Total Metropolitan Life Insurance Company stockholder’s equity	14,177	13,253
Noncontrolling interests	499	363
Total equity	14,676	13,616
Total liabilities and equity	$379,367	$378,685
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Premiums	$6,213	$5,766	$19,793	$17,568
Universal life and investment-type product policy fees	369	443	1,109	1,295
Net investment income	2,920	2,864	8,680	8,422
Other revenues	445	407	1,347	1,241
Net investment gains (losses)	(181)	(462)	(423)	(1,223)
Net derivative gains (losses)	(382)	306	(378)	(486)
Total revenues	9,384	9,324	30,128	26,817
Expenses
Policyholder benefits and claims	6,534	6,088	20,749	18,747
Policyholder liability remeasurement (gains) losses	(164)	(106)	(148)	(146)
Market risk benefit remeasurement (gains) losses	482	(703)	(234)	(1,129)
Interest credited to policyholder account balances	983	938	2,863	2,662
Policyholder dividends	115	114	342	353
Other expenses	1,490	1,303	4,284	4,247
Total expenses	9,440	7,634	27,856	24,734
Income (loss) before provision for income tax	(56)	1,690	2,272	2,083
Provision for income tax expense (benefit)	(47)	311	395	285
Net income (loss)	(9)	1,379	1,877	1,798
Less: Net income (loss) attributable to noncontrolling interests	(4)	—	(7)	41
Net income (loss) attributable to Metropolitan Life Insurance Company	$(5)	$1,379	$1,884	$1,757
Comprehensive income (loss)	$1,524	$(80)	$3,874	$1,237
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(4)	—	(7)	42
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,528	$(80)	$3,881	$1,195
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$5	$12,475	$7,645	$(6,872)	$13,253	$363	$13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(2,000)		(2,000)		(2,000)
Change in equity of noncontrolling interests					—	132	132
Net income (loss)			1,889		1,889	(3)	1,886
Other comprehensive income (loss), net of income tax				464	464		464
Balance at June 30, 2024	$5	$12,475	$7,315	$(6,408)	$13,387	$492	$13,879
Dividends to MetLife, Inc.			(738)		(738)		(738)
Change in equity of noncontrolling interests					—	11	11
Net income (loss)			(5)		(5)	(4)	(9)
Other comprehensive income (loss), net of income tax				1,533	1,533		1,533
Balance at September 30, 2024	$5	$12,475	$6,572	$(4,875)	$14,177	$499	$14,676

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$5	$12,476	$9,022	$(8,320)	$13,183	$212	$13,395
Returns of capital		(1)			(1)		(1)
Dividends to MetLife, Inc.			(1,026)		(1,026)		(1,026)
Change in equity of noncontrolling interests					—	(86)	(86)
Net income (loss)			378		378	41	419
Other comprehensive income (loss), net of income tax				897	897	1	898
Balance at June 30, 2023	$5	$12,475	$8,374	$(7,423)	$13,431	$168	$13,599
Dividends to MetLife, Inc.			(600)		(600)		(600)
Change in equity of noncontrolling interests					—	4	4
Net income (loss)			1,379		1,379	—	1,379
Other comprehensive income (loss), net of income tax				(1,459)	(1,459)		(1,459)
Balance at September 30, 2023	$5	$12,475	$9,153	$(8,882)	$12,751	$172	$12,923
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$3,819	$2,881
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	22,419	23,669
Equity securities	60	122
Mortgage loans	5,056	4,648
Real estate and real estate joint ventures	452	37
Other limited partnership interests	444	377
Short-term investments	4,504	5,025
Purchases and originations of:
Fixed maturity securities available-for-sale	(22,620)	(22,778)
Equity securities	(34)	(57)
Mortgage loans	(3,709)	(5,036)
Real estate and real estate joint ventures	(552)	(637)
Other limited partnership interests	(350)	(553)
Short-term investments	(3,800)	(6,030)
Cash received in connection with freestanding derivatives	507	720
Cash paid in connection with freestanding derivatives	(1,165)	(1,997)
Receipts on loans to affiliates	—	100
Net change in policy loans	(112)	53
Net change in other invested assets	363	(117)
Other, net	5	20
Net cash provided by (used in) investing activities	1,468	(2,434)
Cash flows from financing activities
Policyholder account balances - deposits	55,369	55,206
Policyholder account balances - withdrawals	(57,417)	(57,290)
Net change in payables for collateral under securities loaned and other transactions	(548)	(2,024)
Long-term debt issued	—	210
Long-term debt repaid	(150)	—
Derivatives with certain financing elements and other derivative-related transactions, net	(49)	(76)
Dividends paid to MetLife, Inc.	(2,738)	(1,626)
Other, net	91	(92)
Net cash provided by (used in) financing activities	(5,442)	(5,692)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(1)	—
Change in cash and cash equivalents	(156)	(5,245)
Cash and cash equivalents, beginning of period	6,795	9,405
Cash and cash equivalents, end of period	$6,639	$4,160
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$75	$79
Income tax	$493	$423
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$876	$—
Fixed maturity securities available-for-sale received from an affiliate	$—	$502
Real estate and real estate joint ventures acquired in satisfaction of debt	$298	$13
Other invested assets received in connection with the sale of other limited partnership interests	$299	$—
Policyholder account balances received in connection with affiliated reinsurance transactions	$—	$502

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
The key amendments in this update require disclosure in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses incurred is also required.

Effective for annual periods beginning January 1, 2027, and
interim periods beginning December 1, 2028, to be applied prospectively with an option for retrospective application (with early adoption permitted).

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
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its annual disclosures to be included in its 2025 consolidated financial statements.
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
(iv) specifying the title and position of the CODM.
		Effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, to be applied on a retrospective basis unless it is impracticable (with early adoption permitted).	The Company will include the applicable enhanced disclosures in its 2024 annual consolidated financial statements.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2024 and 2023. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended September 30, 2024	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,294	$354	$568	$(3)	$6,213	$—	$6,213
Universal life and investment-type product policy fees	231	57	74	7	369	—	369
Net investment income	300	1,664	891	88	2,943	(23)	2,920
Other revenues	184	77	39	119	419	26	445
Net investment gains (losses)	—	—	—	—	—	(181)	(181)
Net derivative gains (losses)	—	—	—	—	—	(382)	(382)
Total revenues	6,009	2,152	1,572	211	9,944	(560)	9,384
Expenses
Policyholder benefits and claims and policyholder dividends	4,626	1,000	1,038	—	6,664	(15)	6,649
Policyholder liability remeasurement (gains) losses	—	(138)	(26)	—	(164)	—	(164)
MRB remeasurement (gains) losses	—	—	—	—	—	482	482
Interest credited to PABs	48	741	88	82	959	24	983
Capitalization of deferred policy acquisition costs (“DAC”)	(3)	(31)	—	—	(34)	—	(34)
Amortization of DAC and value of business acquired (“VOBA”)	6	9	49	5	69	—	69
Interest expense on debt	—	4	4	22	30	—	30
Other expenses	886	110	198	226	1,420	5	1,425
Total expenses	5,563	1,695	1,351	335	8,944	496	9,440
Provision for income tax expense (benefit)	95	95	45	(45)	190	(237)	(47)
Adjusted earnings	$351	$362	$176	$(79)	810
Adjustments to:
Total revenues					(560)
Total expenses					(496)
Provision for income tax (expense) benefit					237
Net income (loss)					$(9)		$(9)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2023	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,039	$167	$561	$(1)	$5,766	$—	$5,766
Universal life and investment-type product policy fees	218	70	154	1	443	—	443
Net investment income	323	1,650	1,017	72	3,062	(198)	2,864
Other revenues	178	65	39	130	412	(5)	407
Net investment gains (losses)	—	—	—	—	—	(462)	(462)
Net derivative gains (losses)	—	—	—	—	—	306	306
Total revenues	5,758	1,952	1,771	202	9,683	(359)	9,324
Expenses
Policyholder benefits and claims and policyholder dividends	4,296	803	1,101	—	6,200	2	6,202
Policyholder liability remeasurement (gains) losses	(28)	(65)	(13)	—	(106)	—	(106)
MRB remeasurement (gains) losses	—	—	—	—	—	(703)	(703)
Interest credited to PABs	50	649	156	85	940	(2)	938
Capitalization of DAC	(3)	(8)	—	—	(11)	—	(11)
Amortization of DAC and VOBA	7	7	56	5	75	—	75
Interest expense on debt	—	5	4	25	34	—	34
Other expenses	817	91	176	121	1,205	—	1,205
Total expenses	5,139	1,482	1,480	236	8,337	(703)	7,634
Provision for income tax expense (benefit)	130	98	58	(49)	237	74	311
Adjusted earnings	$489	$372	$233	$15	1,109
Adjustments to:
Total revenues					(359)
Total expenses					703
Provision for income tax (expense) benefit					(74)
Net income (loss)					$1,379		$1,379

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2024	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,098	$1,985	$1,712	$(2)	$19,793	$—	$19,793
Universal life and investment-type product policy fees	682	181	232	14	1,109	—	1,109
Net investment income	908	5,019	2,722	294	8,943	(263)	8,680
Other revenues	562	209	126	364	1,261	86	1,347
Net investment gains (losses)	—	—	—	—	—	(423)	(423)
Net derivative gains (losses)	—	—	—	—	—	(378)	(378)
Total revenues	18,250	7,394	4,792	670	31,106	(978)	30,128
Expenses
Policyholder benefits and claims and policyholder dividends	14,059	3,926	3,148	1	21,134	(43)	21,091
Policyholder liability remeasurement (gains) losses	(2)	(160)	14	—	(148)	—	(148)
MRB remeasurement (gains) losses	—	—	—	—	—	(234)	(234)
Interest credited to PABs	144	2,125	281	249	2,799	64	2,863
Capitalization of DAC	(10)	(77)	1	—	(86)	—	(86)
Amortization of DAC and VOBA	19	26	148	14	207	—	207
Interest expense on debt	1	11	11	69	92	—	92
Other expenses	2,643	312	591	516	4,062	9	4,071
Total expenses	16,854	6,163	4,194	849	28,060	(204)	27,856
Provision for income tax expense (benefit)	295	257	119	(100)	571	(176)	395
Adjusted earnings	$1,101	$974	$479	$(79)	2,475
Adjustments to:
Total revenues					(978)
Total expenses					204
Provision for income tax (expense) benefit					176
Net income (loss)					$1,877		$1,877

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2023	Group Benefits	RIS	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,444	$400	$1,724	$—	$17,568	$—	$17,568
Universal life and investment-type product policy fees	659	197	437	2	1,295	—	1,295
Net investment income	946	4,861	3,050	161	9,018	(596)	8,422
Other revenues	538	197	145	374	1,254	(13)	1,241
Net investment gains (losses)	—	—	—	—	—	(1,223)	(1,223)
Net derivative gains (losses)	—	—	—	—	—	(486)	(486)
Total revenues	17,587	5,655	5,356	537	29,135	(2,318)	26,817
Expenses
Policyholder benefits and claims and policyholder dividends	13,578	2,173	3,340	1	19,092	8	19,100
Policyholder liability remeasurement (gains) losses	(29)	(141)	24	—	(146)	—	(146)
MRB remeasurement (gains) losses	—	—	—	—	—	(1,129)	(1,129)
Interest credited to PABs	144	1,821	467	232	2,664	(2)	2,662
Capitalization of DAC	(14)	(32)	1	(55)	(100)	—	(100)
Amortization of DAC and VOBA	20	22	171	13	226	—	226
Interest expense on debt	1	11	10	76	98	—	98
Other expenses	2,463	471	569	569	4,072	(49)	4,023
Total expenses	16,163	4,325	4,582	836	25,906	(1,172)	24,734
Provision for income tax expense (benefit)	300	277	152	(204)	525	(240)	285
Adjusted earnings	$1,124	$1,053	$622	$(95)	2,704
Adjustments to:
Total revenues					(2,318)
Total expenses					1,172
Provision for income tax (expense) benefit					240
Net income (loss)					$1,798		$1,798
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2024	December 31, 2023
	(In millions)
Group Benefits	$34,576	$34,185
RIS	182,664	180,625
MetLife Holdings	131,590	133,219
Corporate & Other	30,537	30,656
Total	$379,367	$378,685
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$48,924	$48,695
MetLife Holdings - Long-term care	15,657	15,240
Deferred Profit Liabilities:
RIS - Annuities	3,091	3,000
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,949	1,841
MetLife Holdings - Participating life	42,818	43,586
Other long-duration (1)	6,645	6,605
Short-duration and other	10,445	10,215
Total	$129,529	$129,182
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(2)	(44)
Adjusted balance	(2)	(44)
Issuances	1,765	290
Net premiums collected	(1,763)	(246)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$48,886	$48,190

Balance, beginning of period, at original discount rate	$47,991	$49,194
Effect of changes in cash flow assumptions (1)	(234)	(193)
Effect of actual variances from expected experience (2)	(72)	(370)
Adjusted balance	47,685	48,631
Issuances	1,763	294
Interest accrual	1,803	1,785
Benefit payments	(3,348)	(3,480)
Ending balance at original discount rate	47,903	47,230
Effect of changes in discount rate assumptions	1,172	(3,053)
Balance, end of period, at current discount rate at balance sheet date	49,075	44,177

Cumulative amount of fair value hedging adjustments	(151)	(431)
Net liability for FPBs	$48,924	$43,746

Undiscounted - Expected future benefit payments	$91,841	$92,052
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$49,075	$44,177
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.0%	6.1%
__________________
(1)For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $112 million. For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $136 million. For the nine months ended September 30, 2024 and 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

(2)For the nine months ended September 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $32 million. For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $243 million. For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and the amendment of an affiliated reinsurance treaty.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the nine months ended September 30, 2024, the Company recognized a net remeasurement gain related to the net effect of changes in cash flow assumptions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,687	$5,775

Balance, beginning of period, at original discount rate	$5,566	$5,807
Effect of changes in cash flow assumptions (1)	212	(152)
Effect of actual variances from expected experience	34	173
Adjusted balance	5,812	5,828
Interest accrual	213	222
Net premiums collected	(424)	(438)
Ending balance at original discount rate	5,601	5,612
Effect of changes in discount rate assumptions	159	(258)
Balance, end of period, at current discount rate at balance sheet date	$5,760	$5,354

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,927	$19,619

Balance, beginning of period, at original discount rate	$20,494	$20,165
Effect of changes in cash flow assumptions (1)	205	(190)
Effect of actual variances from expected experience	45	194
Adjusted balance	20,744	20,169
Interest accrual	812	801
Benefit payments	(638)	(579)
Ending balance at original discount rate	20,918	20,391
Effect of changes in discount rate assumptions	499	(2,012)
Balance, end of period, at current discount rate at balance sheet date	21,417	18,379

Net liability for FPBs	$15,657	$13,025

Undiscounted:
Expected future gross premiums	$10,735	$10,713
Expected future benefit payments	$45,098	$45,152
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,319	$6,714
Expected future benefit payments	$21,417	$18,379
Weighted-average duration of the liability	14 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.2%	6.3%
__________________
(1)For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in morbidity assumptions associated with an increase in incidence rates.

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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,841	$1,642
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(14)	(63)
Balance, beginning of period, before AOCI adjustment	1,855	1,705
Effect of changes in cash flow assumptions	(1)	25
Effect of actual variances from expected experience	24	9
Adjusted balance	1,878	1,739
Assessments accrual	67	70
Interest accrual	72	67
Excess benefits paid	(57)	(56)
Balance, end of period, before AOCI adjustment	1,960	1,820
Add: AOCI adjustment	(11)	(65)
Balance, end of period	1,949	1,755
Less: Reinsurance recoverables	1,949	659
Balance, end of period, net of reinsurance	$—	$1,096

Weighted-average duration of the liability	16 years	17 years
Weighted-average interest accretion rate	5.2%	5.2%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Nine Months Ended September 30,
	2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$1,815	$1,803	$221	$1,785
MetLife Holdings - Long-term care	543	599	547	579
Deferred Profit Liabilities:
RIS - Annuities	N/A	112	N/A	107
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	288	72	347	67
Other long-duration	686	229	671	227
Total	$3,332	$2,815	$1,786	$2,765
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance, beginning of period	$11,609	$11,300
Less: Reinsurance recoverables	1,740	1,633
Net balance, beginning of period	9,869	9,667
Incurred related to:
Current period	15,444	15,077
Prior periods (1)	(307)	(24)
Total incurred	15,137	15,053
Paid related to:
Current period	(10,270)	(10,003)
Prior periods	(4,663)	(4,666)
Total paid	(14,933)	(14,669)
Net balance, end of period	10,073	10,051
Add: Reinsurance recoverables	1,914	1,747
Balance, end of period (included in FPBs and other policy-related balances)	$11,987	$11,798
__________________
(1)For the nine months ended September 30, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Group Benefits - Group life	$7,515	$7,605
RIS:
Capital markets investment products and stable value GICs	59,620	58,554
Annuities and risk solutions	11,487	10,650
MetLife Holdings - Annuities	9,821	10,888
Other	15,887	16,197
Total	$104,330	$103,894
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
4. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,605	$7,954
Deposits	2,659	2,467
Policy charges	(493)	(475)
Surrenders and withdrawals	(2,388)	(2,379)
Benefit payments	(9)	(9)
Net transfers from (to) separate accounts	(3)	1
Interest credited	144	143
Balance, end of period	$7,515	$7,702

Weighted-average annual crediting rate	2.6%	2.5%

At period end:
Cash surrender value	$7,453	$7,638
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$265,266	$250,611
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$456	$—	$788	$4,141	$5,385
Equal to or greater than 2% but less than 4%	1,266	8	59	1	1,334
Equal to or greater than 4%	684	—	39	36	759
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	37
Total	$2,406	$8	$886	$4,178	$7,515

September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$887	$4,595	$5,482
Equal to or greater than 2% but less than 4%	1,223	10	62	2	1,297
Equal to or greater than 4%	733	1	42	34	810
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	113
Total	$1,956	$11	$991	$4,631	$7,702

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
4. Policyholder Account Balances (continued)
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$58,554	$58,508
Deposits	50,792	49,441
Surrenders and withdrawals	(51,643)	(51,877)
Interest credited	1,638	1,392
Effect of foreign currency translation and other, net	279	312
Balance, end of period	$59,620	$57,776

Weighted-average annual crediting rate	3.8%	3.2%
Cash surrender value at period end	$1,397	$1,573
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,754	$2,754
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,866
Total	$—	$—	$—	$2,754	$59,620

September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,620	$2,621
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	55,155
Total	$—	$—	$1	$2,620	$57,776

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$10,650	$10,244
Deposits	1,259	502
Policy charges	(110)	(120)
Surrenders and withdrawals	(242)	(153)
Benefit payments	(446)	(423)
Net transfers from (to) separate accounts	20	54
Interest credited	348	319
Other	8	(57)
Balance, end of period	$11,487	$10,366

Weighted-average annual crediting rate	4.3%	4.2%

At period end:
Cash surrender value	$7,171	$6,676
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death	$34,169	$34,701
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$2,056	$2,075
Equal to or greater than 2% but less than 4%	198	35	11	417	661
Equal to or greater than 4%	3,400	—	343	6	3,749
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,002
Total	$3,598	$35	$373	$2,479	$11,487

September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$22	$1,449	$1,471
Equal to or greater than 2% but less than 4%	260	33	7	437	737
Equal to or greater than 4%	3,621	—	165	6	3,792
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,366
Total	$3,881	$33	$194	$1,892	$10,366

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$10,888	$12,598
Deposits	115	111
Policy charges	(8)	(9)
Surrenders and withdrawals	(1,236)	(1,380)
Benefit payments	(291)	(312)
Net transfers from (to) separate accounts	105	48
Interest credited	241	272
Other	7	15
Balance, end of period	$9,821	$11,343

Weighted-average annual crediting rate	3.2%	3.1%

At period end:
Cash surrender value	$9,187	$10,603
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death	$2,238	$3,970
At annuitization or exercise of other living benefits	$615	$880
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$3	$166	$444	$52	$665
Equal to or greater than 2% but less than 4%	1,378	6,182	495	153	8,208
Equal to or greater than 4%	403	150	12	—	565
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	383
Total	$1,784	$6,498	$951	$205	$9,821

September 30, 2023
Equal to or greater than 0% but less than 2%	$235	$245	$292	$227	$999
Equal to or greater than 2% but less than 4%	2,886	5,822	452	130	9,290
Equal to or greater than 4%	593	3	21	—	617
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	437
Total	$3,714	$6,070	$765	$357	$11,343
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$179	$2,787	$2,608	$156	$2,858	$2,702
Other	13	60	47	21	20	(1)
Total	$192	$2,847	$2,655	$177	$2,878	$2,701
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

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance, beginning of period	$2,702	$3,071

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,741	$3,164
Attributed fees collected	224	238
Benefit payments	(67)	(35)
Effect of changes in interest rates	(61)	(881)
Effect of changes in capital markets	(471)	(379)
Effect of changes in equity index volatility	38	(74)
Actual policyholder behavior different from expected behavior	144	71
Effect of changes in future expected policyholder behavior and other assumptions	19	9
Effect of foreign currency translation and other, net (1)	72	173
Effect of changes in risk margin	(6)	(43)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,633	2,243
Cumulative effect of changes in the instrument-specific credit risk	(25)	6
Balance, end of period	$2,608	$2,249

At period end:
Net amount at risk, excluding offsets from hedging (2):
In the event of death	$2,238	$3,970
At annuitization or exercise of other living benefits	$615	$880
Weighted-average attained age of contractholders:
In the event of death	71 years	70 years
At annuitization or exercise of other living benefits	70 years	70 years
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

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance, beginning of period	$(1)	$25

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2	$34
Attributed fees collected	2	2
Effect of changes in interest rates	10	(43)
Actual policyholder behavior different from expected behavior	—	(26)
Effect of changes in future expected policyholder behavior and other assumptions	1	1
Effect of foreign currency translation and other, net	40	40
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	55	8
Cumulative effect of changes in the instrument-specific credit risk	(8)	(3)
Balance, end of period	$47	$5

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
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$33,699	$35,562
Annuities	11,989	11,659
MetLife Holdings - Annuities	29,285	29,162
Other	7,637	6,814
Total	$82,610	$83,197
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$35,562	$11,659	$29,162
Premiums and deposits	949	34	175
Policy charges	(166)	(16)	(453)
Surrenders and withdrawals	(3,761)	(609)	(2,789)
Benefit payments	(69)	—	(377)
Investment performance	1,799	561	3,680
Net transfers from (to) general account	(21)	—	(105)
Other (1)	(594)	360	(8)
Balance, end of period	$33,699	$11,989	$29,285
Nine Months Ended September 30, 2023
Balance, beginning of period	$43,249	$11,694	$28,443
Premiums and deposits	1,338	154	190
Policy charges	(182)	(17)	(460)
Surrenders and withdrawals	(8,673)	(636)	(2,111)
Benefit payments	(70)	—	(350)
Investment performance	519	(157)	1,733
Net transfers from (to) general account	(57)	3	(49)
Other (1)	(1,243)	111	(1)
Balance, end of period	$34,881	$11,152	$27,395

Cash surrender value at September 30, 2024 (2)	$29,568	N/A	$29,147
Cash surrender value at September 30, 2023 (2)	$31,299	N/A	$27,261
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
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2024
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$507	$—	$507
U.S. government and agency	—	9,817	—	9,817
Public utilities	—	1,142	—	1,142
Municipals	—	263	—	263
Corporate bonds:
Materials	—	130	—	130
Communications	—	798	—	798
Consumer	—	1,869	—	1,869
Energy	—	818	—	818
Financial	—	2,648	—	2,648
Industrial and other	—	742	—	742
Technology	—	524	—	524
Foreign	—	1,904	—	1,904
Total corporate bonds	—	9,433	—	9,433
Total bonds	—	21,162	—	21,162
Mortgage-backed securities	—	9,192	—	9,192
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,109	—	2,109
Redeemable preferred stock	—	9	—	9
Total fixed maturity securities	—	32,472	—	32,472
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,339	—	2,339
Banks, trust and insurance companies	—	713	—	713
Public utilities	—	71	—	71
Non-redeemable preferred stock	—	—	—	—
Mutual funds	1,320	3,836	35,504	40,660
Total equity securities	1,320	6,959	35,504	43,783
Other invested assets	—	1,229	—	1,229
Total investments	1,320	40,660	35,504	77,484
Other assets	—	5,126	—	5,126
Total	$1,320	$45,786	$35,504	$82,610

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
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2024	$255	$155	$2,723	$158	$3,291
Capitalizations	10	77	(1)	—	86
Amortization	(19)	(25)	(148)	(14)	(206)
Balance at September 30, 2024	$246	$207	$2,574	$144	$3,171

Balance at January 1, 2023	$264	$137	$3,220	$120	$3,741
Capitalizations	14	32	(1)	55	100
Amortization	(20)	(20)	(171)	(13)	(224)
Balance at September 30, 2023	$258	$149	$3,048	$162	$3,617

Total DAC and VOBA:
Balance at September 30, 2024					$3,184
Balance at September 30, 2023					$3,631
Balance at December 31, 2023					$3,305
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Nine Months Ended September 30, 2024
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$16	$5	$21
Deferrals	2	—	2
Amortization	(3)	—	(3)
Balance, end of period	$15	$5	$20

	Nine Months Ended September 30, 2023
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$18	$227	$245
Deferrals	2	30	32
Amortization	(3)	(13)	(16)
Balance, end of period	$17	$244	$261

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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Closed Block Liabilities
FPBs	$35,229	$36,142
Other policy-related balances	284	319
Policyholder dividends payable	178	174
Policyholder dividend obligation	—	—
Current income tax payable	13	—
Other liabilities	896	668
Total closed block liabilities	36,600	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,915	19,939
Mortgage loans	5,856	6,151
Policy loans	3,850	3,960
Real estate and real estate joint ventures (“REJV”)	676	668
Other invested assets	428	506
Total investments	30,725	31,224
Cash and cash equivalents	957	717
Accrued investment income	382	383
Premiums, reinsurance and other receivables	36	54
Current income tax recoverable	—	3
Deferred income tax asset	239	312
Total assets designated to the closed block	32,339	32,693
Excess of closed block liabilities over assets designated to the closed block	4,261	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(551)	(820)
Unrealized gains (losses) on derivatives, net of income tax	116	130
Total amounts included in AOCI	(435)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,826	$3,920

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$214	$219	$648	$680
Net investment income	336	345	1,021	1,024
Net investment gains (losses)	1	4	(19)	13
Net derivative gains (losses)	(1)	(2)	6	1
Total revenues	550	566	1,656	1,718
Expenses
Policyholder benefits and claims	390	403	1,209	1,261
Policyholder dividends	90	89	266	275
Other expenses	21	21	61	65
Total expenses	501	513	1,536	1,601
Revenues, net of expenses before provision for income tax expense (benefit)	49	53	120	117
Provision for income tax expense (benefit)	11	11	26	24
Revenues, net of expenses and provision for income tax expense (benefit)	$38	$42	$94	$93
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

	September 30, 2024					December 31, 2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$52,123	$(46)	$1,363	$2,601	$50,839	$52,479	$(62)	$1,126	$3,050	$50,493
Foreign corporate	27,557	(11)	646	2,429	25,763	27,520	(2)	536	2,839	25,215
U.S. government and agency	24,446	—	313	2,148	22,611	23,100	—	243	2,283	21,060
RMBS	23,022	(1)	360	1,510	21,871	20,700	(1)	228	1,979	18,948
ABS & CLO	11,528	(8)	82	218	11,384	12,049	(6)	30	432	11,641
Municipals	5,648	—	247	373	5,522	6,429	—	318	428	6,319
CMBS	5,769	(6)	85	318	5,530	6,387	(11)	28	570	5,834
Foreign government	3,171	(41)	167	164	3,133	3,416	(50)	156	227	3,295
Total fixed maturity securities AFS	$153,264	$(113)	$3,263	$9,761	$146,653	$152,080	$(132)	$2,665	$11,808	$142,805
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,707	$24,722	$27,818	$55,600	$40,304	$153,151
Estimated fair value	$4,672	$24,518	$27,435	$51,243	$38,785	$146,653
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

	September 30, 2024				December 31, 2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,142	$44	$23,873	$2,536	$3,537	$95	$25,752	$2,924
Foreign corporate	599	50	14,718	2,360	714	64	16,982	2,775
U.S. government and agency	1,254	8	10,814	2,140	4,322	228	9,980	2,055
RMBS	778	17	11,769	1,493	1,470	37	12,813	1,941
ABS & CLO	1,484	2	4,079	215	937	20	8,250	410
Municipals	17	2	2,149	371	262	10	2,102	418
CMBS	99	1	3,255	316	587	23	4,096	542
Foreign government	12	—	1,300	163	431	12	1,452	212
Total fixed maturity securities AFS	$6,385	$124	$71,957	$9,594	$12,260	$489	$81,427	$11,277
Investment grade	$5,137	$96	$69,163	$9,278	$11,499	$453	$77,325	$10,849
Below investment grade	1,248	28	2,794	316	761	36	4,102	428
Total fixed maturity securities AFS	$6,385	$124	$71,957	$9,594	$12,260	$489	$81,427	$11,277
Total number of securities in an unrealized loss position	836		7,130		1,679		8,441
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $2.0 billion for the nine months ended September 30, 2024 to $9.7 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at September 30, 2024, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of September 30, 2024, $316 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the utility, transportation and consumer sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At September 30, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2024.

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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended September 30, 2024	(In millions)
Balance, at beginning of period	$27	$2	$33	$1	$7	$7	$77
ACL not previously recorded	23	9	—	—	—	—	32
Changes for securities with previously recorded ACL	(1)	—	8	—	1	(1)	7
Securities sold or exchanged	(3)	—	—	—	—	—	(3)
Balance, at end of period	$46	$11	$41	$1	$8	$6	$113
Three Months Ended September 30, 2023
Balance, at beginning of period	$63	$2	$70	$—	$—	$7	$142
ACL not previously recorded	—	—	—	1	6	1	8
Changes for securities with previously recorded ACL	—	—	(4)	—	—	1	(3)
Securities sold or exchanged	(1)	—	(16)	—	—	—	(17)
Balance, at end of period	$62	$2	$50	$1	$6	$9	$130

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2024
Balance, at beginning of period	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	37	9	—	—	—	—	46
Changes for securities with previously recorded ACL	5	—	6	—	2	(1)	12
Securities sold or exchanged	(58)	—	(15)	—	—	(4)	(77)
Balance, at end of period	$46	$11	$41	$1	$8	$6	$113
Nine Months Ended September 30, 2023
Balance, at beginning of period	$28	$3	$68	$—	$—	$15	$114
ACL not previously recorded	31	—	—	1	6	1	39
Changes for securities with previously recorded ACL	6	(1)	(2)	—	—	3	6
Securities sold or exchanged	(3)	—	(16)	—	—	(10)	(29)
Balance, at end of period	$62	$2	$50	$1	$6	$9	$130

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2024		December 31, 2023
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$35,710	58.5%	$37,129	59.3%
Agricultural	15,405	25.3	15,831	25.3
Residential	10,413	17.1	10,133	16.2
Total amortized cost	61,528	100.9	63,093	100.8
ACL	(540)	(0.9)	(509)	(0.8)
Total mortgage loans	$60,988	100.0%	$62,584	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($788) million and ($720) million at September 30, 2024 and December 31, 2023, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2024 was $191 million, $153 million and $84 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $196 million, $166 million and $79 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $564 million and $1.0 billion for the three months and nine months ended September 30, 2024, respectively, and $118 million and $975 million for the three months and nine months ended September 30, 2023, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans to and from affiliates.
Sales of mortgage loans, consisting primarily of commercial mortgage loans, to an equity method investee, were $168 million for both the three months and nine months ended September 30, 2024.
For the nine months ended September 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $181 million to REJVs which subsequently completed foreclosure on those mortgage loans. See “— Real Estate and REJV” for the carrying value of wholly-owned real estate acquired through foreclosure.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Nine Months Ended September 30,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$210	$152	$147	$509	$174	$105	$169	$448
Provision (release)	108	37	(25)	120	42	50	(11)	81
Charge-offs, net of recoveries	(12)	(77)	—	(89)	(10)	(13)	—	(23)
Balance, end of period	$306	$112	$122	$540	$206	$142	$158	$506

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
These mortgage loan modifications are summarized as follows:

	Three Months Ended September 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$28	Less than one year	<1%	$135	Less than One year	< 1%

	Nine Months Ended September 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$167	Less than one year	<1%	$315	Less than one year	< 1%
For the three months ended September 30, 2024 and for both the three months and nine months ended September 30, 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties were current. For the nine months ended September 30, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became delinquent and foreclosed.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,095	$1,627	$1,192	$1,663	$841	$9,131	$2,398	$17,947	50.3%
65% to 75%	271	229	2,705	1,260	208	2,492	—	7,165	20.0
76% to 80%	—	—	391	178	210	1,669	—	2,448	6.9
Greater than 80%	35	57	683	887	901	5,587	—	8,150	22.8
Total	$1,401	$1,913	$4,971	$3,988	$2,160	$18,879	$2,398	$35,710	100.0%
DSCR:
> 1.20x	$1,295	$1,297	$4,122	$3,588	$1,990	$15,736	$2,398	$30,426	85.2%
1.00x - 1.20x	34	367	699	265	101	1,648	—	3,114	8.7
<1.00x	72	249	150	135	69	1,495	—	2,170	6.1
Total	$1,401	$1,913	$4,971	$3,988	$2,160	$18,879	$2,398	$35,710	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$358	$783	$1,985	$1,438	$1,885	$6,493	$1,311	$14,253	92.5%
65% to 75%	6	51	38	210	117	501	104	1,027	6.7
76% to 80%	—	—	24	—	3	—	3	30	0.2
Greater than 80%	—	—	—	14	26	42	13	95	0.6
Total	$364	$834	$2,047	$1,662	$2,031	$7,036	$1,431	$15,405	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$471	$322	$1,824	$1,051	$149	$6,275	$—	$10,092	96.9%
Nonperforming (1)	1	9	57	10	6	238	—	321	3.1
Total	$472	$331	$1,881	$1,061	$155	$6,513	$—	$10,413	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $118 million and $134 million at September 30, 2024 and December 31, 2023, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2024 and December 31, 2023. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In millions)
Commercial	$288	$19	$—	$—	$591	$303
Agricultural	270	40	167	—	113	206
Residential	321	343	—	—	323	343
Total	$879	$402	$167	$—	$1,027	$852
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2024	December 31, 2023	Three Months Ended September 30,		Nine Months Ended September 30,
			2024	2023	2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,644	$1,594	$42	$41	$118	$124
Other real estate	527	506	74	70	194	199
REJV	6,810	6,590	4	(33)	(103)	(76)
Total real estate and REJV	$8,981	$8,690	$120	$78	$209	$247
The carrying value of wholly-owned real estate acquired through foreclosure was $264 million and $190 million at September 30, 2024 and December 31, 2023, respectively. Depreciation expense on real estate investments was $25 million and $69 million for the three months and nine months ended September 30, 2024, respectively, and $18 million and $60 million for the three months and nine months ended September 30, 2023, respectively. Real estate investments were net of accumulated depreciation of $708 million and $638 million at September 30, 2024 and December 31, 2023, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheet, was $737 million and $1.0 billion at September 30, 2024 and December 31, 2023, respectively. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit) in the interim condensed consolidated statements of operations. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. For the three months and nine months ended September 30, 2024, income tax credits and other income tax benefits of $37 million and $112 million, respectively, and amortized expense of $33 million and $100 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type. FVO securities include fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	September 30, 2024			December 31, 2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
FVO securities	$305	$549	$854	$379	$367	$746

Equity securities
Common stock (2)	$115	$30	$145	$118	$45	$163
Non-redeemable preferred stock	180	7	187	177	7	184
Total equity securities	$295	$37	$332	$295	$52	$347
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
(2)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.3 billion and $3.5 billion, principally at estimated fair value, at September 30, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2024 and December 31, 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2024			December 31, 2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$5,913	$5,971	$5,914	$5,528	$5,684	$5,565
Repurchase agreements	$3,010	$2,975	$2,895	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS at September 30, 2024 and within fixed maturity securities AFS and short term investments at December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2024					December 31, 2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,215	$3,609	$1,147	$—	$5,971	$943	$2,523	$2,218	$—	$5,684

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	September 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$103	$105
Invested assets pledged as collateral (1)	22,588	21,177
Total invested assets on deposit and pledged as collateral	$22,691	$21,282
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 10.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $637 million, at redemption value, at both September 30, 2024 and December 31, 2023.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2024		December 31, 2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
REJV	$1,776	$3	$1,427	$—
Mortgage loan joint ventures	214	—	171	—
Renewable energy partnership (primarily other invested assets)	64	—	65	—
Investment funds (primarily other invested assets)	64	2	61	—
Total	$2,118	$5	$1,724	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2024		December 31, 2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$37,574	$37,574	$35,370	$35,370
Other limited partnership interests (“OLPI”)	6,641	8,435	7,319	9,452
Other invested assets	1,118	1,326	1,318	1,405
Other investments (REJV and mortgage loans)	104	267	104	267
Total	$45,437	$47,602	$44,111	$46,494
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to OLPI, REJV and mortgage loans is equal to the carrying amounts plus any unrecognized unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2024 or 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$1,908	$1,897	$5,586	$5,640
Mortgage loans	813	841	2,464	2,460
Policy loans	73	75	214	223
Real estate and REJV	120	78	209	247
OLPI	26	102	358	194
Cash, cash equivalents and short-term investments	102	95	280	268
FVO securities	46	(23)	141	73
Operating joint venture	84	(1)	113	20
Equity securities	1	2	7	7
Other	90	122	295	247
Subtotal investment income	3,263	3,188	9,667	9,379
Less: Investment expenses	343	324	987	957
Net investment income	$2,920	$2,864	$8,680	$8,422

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$—	$(15)	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	60	(10)	200	124
Net realized and unrealized gains (losses) recognized in net investment income	$60	$(10)	$185	$124

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$45	$(25)	$153	$68

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$130	$42	$414	$69

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$(169)	$(460)	$(386)	$(1,154)
Equity securities	(22)	(1)	(13)	1
Mortgage loans	(88)	—	(143)	(116)
Real estate and REJV (excluding changes in estimated fair value)	121	—	160	64
OLPI (excluding changes in estimated fair value) (1)	4	—	(43)	9
Other gains (losses)	9	(20)	7	(6)
Subtotal	(145)	(481)	(418)	(1,202)
Change in estimated fair value of OLPI and REJV	(1)	(3)	4	(7)
Non-investment portfolio gains (losses)	(35)	22	(9)	(14)
Subtotal	(36)	19	(5)	(21)
Net investment gains (losses)	$(181)	$(462)	$(423)	$(1,223)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(5)	$(202)	$(304)	$(122)
Impairment (losses)	—	(304)	—	(994)
Recognized gains (losses):
Change in ACL recognized in earnings	(112)	26	(98)	(89)
Unrealized net gains (losses) recognized in earnings	(29)	(4)	(12)	(4)
Total recognized gains (losses)	(141)	22	(110)	(93)
Non-investment portfolio gains (losses)	(35)	22	(9)	(14)
Net investment gains (losses)	$(181)	$(462)	$(423)	$(1,223)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(23)	$(1)	$(9)	$3

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$—	$3	$3	$(22)

Foreign currency gains (losses)	$(24)	$26	$(16)	$(25)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(5)	$(202)	$(304)	$(122)
Recognized in net investment income	—	—	(15)	—
Net realized investment gains (losses) from sales and disposals of investments	$(5)	$(202)	$(319)	$(122)
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
(1)    Includes a net loss of $38 million for the nine months ended September 30, 2024 for private equity investments sold. For the nine months ended September 30, 2024, the Company sold $638 million in portfolios of investments to a fund for proceeds of $600 million in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2024	2023	2024	2023
	(In millions)
Proceeds	$3,723	$4,728	$11,508	$16,441
Gross investment gains	$37	$32	$152	$298
Gross investment (losses)	(170)	(209)	(558)	(471)
Realized gains (losses) on sales and disposals	(133)	(177)	(406)	(173)
Net credit loss (provision) release (change in ACL recognized in earnings)	(36)	15	20	(16)
Impairment (losses)	—	(298)	—	(965)
Net credit loss (provision) release and impairment (losses)	(36)	(283)	20	(981)
Net investment gains (losses)	$(169)	$(460)	$(386)	$(1,154)

Equity Securities
Realized gains (losses) on sales and disposals	$4	$—	$2	$(2)
Unrealized net gains (losses) recognized in earnings	(26)	(1)	(15)	3
Net investment gains (losses)	$(22)	$(1)	$(13)	$1
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, and real estate and REJV to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$105	$141	$245	$145
Amortized cost of invested assets transferred to affiliates	$118	$151	$255	$155
Net investment gains (losses) recognized on transfers	$(13)	$(10)	$(10)	$(10)
Estimated fair value of invested assets transferred from affiliates	$—	$18	$4	$1,178

Recurring related party investments and related net investment income were as follows at and for the periods ended:

		September 30, 2024	December 31, 2023	Three Months Ended September 30,		Nine Months Ended September 30,
				2024	2023	2024	2023
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,113	$1,130	$5	$5	$14	$15
Affiliated investments (2)	Metropolitan General Insurance Company	155	150	—	—	—	—
Other invested assets		$1,268	$1,280	$5	$5	$14	$15
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
The Company, through its wholly-owned subsidiary, entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from Metropolitan Tower Life Insurance Company (“MTL”). In accordance with this reinsurance agreement, the Company reported affiliated funds withheld within other invested assets of $2.8 billion for both September 30, 2024 and December 31, 2023.
The Company incurred investment advisory charges from an affiliate of $77 million and $230 million for the three months and nine months ended September 30, 2024, respectively, and $70 million and $207 million for the three months and nine months ended September 30, 2023, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,800	$1,134	$526	$4,443	$1,257	$508
Foreign currency swaps	Foreign currency exchange rate	1,648	42	6	1,459	55	1
Subtotal		6,448	1,176	532	5,902	1,312	509
Cash flow hedges:
Interest rate swaps	Interest rate	3,788	—	246	3,789	1	246
Interest rate forwards	Interest rate	—	—	—	970	—	175
Foreign currency swaps	Foreign currency exchange rate	32,692	2,051	883	30,342	1,977	846
Subtotal		36,480	2,051	1,129	35,101	1,978	1,267
Total qualifying hedges		42,928	3,227	1,661	41,003	3,290	1,776
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,551	1,648	595	15,516	1,476	638
Interest rate floors	Interest rate	8,078	40	—	13,921	39	—
Interest rate caps	Interest rate	26,720	126	—	28,890	355	—
Interest rate futures	Interest rate	78	—	—	25	—	—
Interest rate options	Interest rate	38,683	252	22	39,226	361	27
Synthetic GICs	Interest rate	6,105	—	—	6,145	—	—
Foreign currency swaps	Foreign currency exchange rate	4,241	347	69	4,304	446	24
Foreign currency forwards	Foreign currency exchange rate	1,203	2	6	1,176	8	10
Credit default swaps — purchased	Credit	738	4	3	809	3	7
Credit default swaps — written	Credit	10,407	211	2	10,007	186	4
Equity futures	Equity market	653	—	2	941	3	—
Equity index options	Equity market	12,613	200	200	17,703	339	193
Equity total return swaps	Equity market	2,302	—	90	1,912	—	218
Total non-designated or nonqualifying derivatives		127,372	2,830	989	140,575	3,216	1,121
Total		$170,300	$6,057	$2,650	$181,578	$6,506	$2,897
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$185	$86	N/A
Hedged items	—	—	N/A	(191)	(87)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(22)	—	N/A	—	32	N/A
Hedged items	22	—	N/A	—	(34)	N/A
Subtotal	—	—	N/A	(6)	(3)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$172
Amount of gains (losses) reclassified from AOCI into income	4	1	—	—	—	(5)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(125)
Amount of gains (losses) reclassified from AOCI into income	1	508	—	—	—	(509)
Foreign currency transaction gains (losses) on hedged items	—	(491)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	5	18	—	—	—	(467)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	127	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(188)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(3)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	25	N/A	N/A	N/A
Equity derivatives (1)	(10)	N/A	(150)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	93	N/A	N/A	N/A
Subtotal	(10)	N/A	(96)	N/A	N/A	N/A
Earned income on derivatives	34	—	91	(5)	(35)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(379)	N/A	N/A	N/A
Total	$29	$18	$(382)	$(11)	$(38)	$(467)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(2)	$—	N/A	$(230)	$(50)	N/A
Hedged items	3	—	N/A	223	49	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	12	—	N/A	—	(27)	N/A
Hedged items	(11)	—	N/A	—	26	N/A
Subtotal	2	—	N/A	(7)	(2)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(415)
Amount of gains (losses) reclassified from AOCI into income	11	17	—	—	—	(28)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(131)
Amount of gains (losses) reclassified from AOCI into income	1	(265)	—	—	—	264
Foreign currency transaction gains (losses) on hedged items	—	255	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	12	7	—	—	—	(310)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(531)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	63	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	6	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(23)	N/A	N/A	N/A
Equity derivatives (1)	8	N/A	129	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(59)	N/A	N/A	N/A
Subtotal	8	N/A	(415)	N/A	N/A	N/A
Earned income on derivatives	81	—	192	(3)	(41)	—
Synthetic GICs	N/A	N/A	4	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	525	N/A	N/A	N/A
Total	$103	$7	$306	$(10)	$(43)	$(310)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Nine Months Ended September 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$35	$33	N/A
Hedged items	—	—	N/A	(54)	(37)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(20)	—	N/A	—	1	N/A
Hedged items	22	—	N/A	—	1	N/A
Subtotal	2	—	N/A	(19)	(2)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(43)
Amount of gains (losses) reclassified from AOCI into income	18	3	—	—	—	(21)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	82
Amount of gains (losses) reclassified from AOCI into income	3	333	—	—	—	(336)
Foreign currency transaction gains (losses) on hedged items	—	(327)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	(1)
Subtotal	21	10	—	—	—	(319)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(151)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(107)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	2	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	34	N/A	N/A	N/A
Equity derivatives (1)	(46)	N/A	(517)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	42	N/A	N/A	N/A
Subtotal	(46)	N/A	(697)	N/A	N/A	N/A
Earned income on derivatives	117	—	336	(11)	(126)	—
Synthetic GICs	N/A	N/A	7	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(24)	N/A	N/A	N/A
Total	$94	$10	$(378)	$(30)	$(128)	$(319)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Nine Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	N/A	$(239)	$(50)	N/A
Hedged items	3	—	N/A	218	48	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(10)	—	N/A	—	(14)	N/A
Hedged items	10	—	N/A	—	15	N/A
Subtotal	—	—	N/A	(21)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(371)
Amount of gains (losses) reclassified from AOCI into income	38	74	—	—	—	(112)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(116)
Amount of gains (losses) reclassified from AOCI into income	3	174	—	—	—	(177)
Foreign currency transaction gains (losses) on hedged items	—	(162)	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	41	86	—	—	—	(777)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(928)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(76)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(11)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	43	N/A	N/A	N/A
Equity derivatives (1)	(34)	N/A	(622)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	12	N/A	N/A	N/A
Subtotal	(34)	N/A	(1,582)	N/A	N/A	N/A
Earned income on derivatives	163	—	626	5	(108)	—
Synthetic GICs	N/A	N/A	13	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	457	N/A	N/A	N/A
Total	$170	$86	$(486)	$(16)	$(109)	$(777)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$126	$120	$—	$1
Mortgage loans	$237	$345	$(2)	$(10)
FPBs	$(2,750)	$(2,863)	$151	$191
PABs	$(2,378)	$(1,844)	$21	$2
__________________
(1)Includes ($96) million and ($113) million of hedging adjustments on discontinued hedging relationships at September 30, 2024 and December 31, 2023, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $8 million and $10 million for the three months and nine months ended September 30, 2024, and $1 million and $21 million for the three months and nine months ended September 30, 2023, respectively.
At both September 30, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At September 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $575 million and $894 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2024, the Company expected to reclassify $160 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$—	—	$—	$10	0.5
Credit default swaps referencing indices	82	4,261	2.4	80	3,831	2.7
Subtotal	82	4,261	2.4	80	3,841	2.7
Baa
Single name credit default swaps (3)	1	55	1.5	1	55	2.3
Credit default swaps referencing indices	119	5,962	5.2	102	5,982	5.6
Subtotal	120	6,017	5.2	103	6,037	5.5
Ba
Credit default swaps referencing indices	2	25	2.2	2	25	3.0
Subtotal	2	25	2.2	2	25	3.0
B
Credit default swaps referencing indices	6	89	3.7	1	74	5.0
Subtotal	6	89	3.7	1	74	5.0
Caa
Credit default swaps referencing indices	(1)	15	2.2	(4)	30	2.5
Subtotal	(1)	15	2.2	(4)	30	2.5
Total	$209	$10,407	4.0	$182	$10,007	4.4
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2024		December 31, 2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,042	$2,611	$6,534	$2,892
OTC-cleared (1)	133	11	112	13
Exchange-traded	—	2	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	6,175	2,624	6,649	2,905
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,015)	(2,015)	(2,350)	(2,350)
OTC-cleared	(1)	(1)	(4)	(4)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,157)	—	(2,872)	—
OTC-cleared	(127)	—	(105)	(1)
Securities collateral: (5)
OTC-bilateral	(1,864)	(589)	(1,283)	(542)
OTC-cleared	—	(10)	—	(8)
Exchange-traded	—	(2)	—	—
Net amount after application of master netting agreements and collateral	$11	$7	$35	$—
__________________
(1)At September 30, 2024 and December 31, 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $118 million and $143 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($26) million and $8 million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2024 and December 31, 2023, the Company received excess cash collateral of $12 million and $154 million, respectively, and provided excess cash collateral of $4 million at both periods, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2024 and December 31, 2023, the Company received excess securities collateral with an estimated fair value of $411 million and $286 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2024 and December 31, 2023, the Company provided excess securities collateral with an estimated fair value of $1.1 billion, at both periods, for its OTC-bilateral derivatives, $438 million and $495 million, respectively, for its OTC-cleared derivatives, and $28 million and $56 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	September 30, 2024			December 31, 2023
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$592	$4	$596	$542	$—	$542
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,010	$3	$1,013	$896	$—	$896
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2024	December 31, 2023
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$24	$41
Funds withheld on affiliated reinsurance	Other invested assets	154	(26)
Total		$178	$15
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$181	$104
Funds withheld on affiliated reinsurance	Other liabilities	(198)	(304)
Fixed annuities with equity indexed returns	PABs	172	163
Total		$155	$(37)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$42,213	$8,626	$50,839
Foreign corporate	—	16,823	8,940	25,763
U.S. government and agency	10,113	12,498	—	22,611
RMBS	—	20,579	1,292	21,871
ABS & CLO	—	9,718	1,666	11,384
Municipals	—	5,522	—	5,522
CMBS	—	4,994	536	5,530
Foreign government	—	3,122	11	3,133
Total fixed maturity securities AFS	10,113	115,469	21,071	146,653
Short-term investments	2,177	193	—	2,370
Other investments	45	74	1,509	1,628
Derivative assets: (1)
Interest rate	—	3,200	—	3,200
Foreign currency exchange rate	—	2,442	—	2,442
Credit	—	215	—	215
Equity market	—	196	4	200
Total derivative assets	—	6,053	4	6,057
Embedded derivatives within asset host contracts (4)	—	—	178	178
MRBs	—	—	192	192
Separate account assets (2)	13,674	68,062	874	82,610
Total assets (3)	$26,009	$189,851	$23,828	$239,688
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,389	$—	$1,389
Foreign currency exchange rate	—	964	—	964
Credit	—	5	—	5
Equity market	2	290	—	292
Total derivative liabilities	2	2,648	—	2,650
Embedded derivatives within liability host contracts (4)	—	—	155	155
MRBs	—	—	2,847	2,847
Separate account liabilities (2)	—	5	—	5
Total liabilities	$2	$2,653	$3,002	$5,657

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $47 million and $48 million at September 30, 2024 and December 31, 2023, respectively.
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

					September 30, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	34	-	133	96	4	-	131	95	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	116	98	—	-	110	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	121	95	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	85	-	106	98	78	-	101	94	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	367	-	399	385	Increase (7)
Credit	•	Consensus pricing	•	Offered quotes (8)
MRBs
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(9)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.67%	0.22%	(9)
				Ages 61 - 115	0.35%	-	100%	1.14%	0.35%	-	100%	1.23%	(9)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	12.86%	0.80%	-	20.10%	8.72%	Decrease (10)
				Durations 11 - 20	3.10%	-	10.10%	6.05%	3.10%	-	10.10%	4.34%	Decrease (10)
				Durations 21 - 116	1%	-	10.10%	8.20%	0.10%	-	10.10%	4.59%	Decrease (10)
			•	Utilization rates	0.20%	-	22%	0.79%	0.20%	-	22%	0.44%	Increase (11)
			•	Withdrawal rates	0%	-	7.75%	4.77%	0.25%	-	7.75%	4.47%	(12)
			•	Long-term equity volatilities	16.63%	-	22.27%	18.77%	16.37%	-	21.85%	18.55%	Increase (13)
			•	Nonperformance risk spread	0.33%	-	0.67%	0.64%	0.38%	-	0.70%	0.73%	Decrease (14)
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
(8)At September 30, 2024 and December 31, 2023, independent non-binding broker quotations were used in the determination of 0% and less than 1%, respectively, of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended September 30, 2024
Balance, beginning of period	$17,475	$4,113	$—	$11	$3
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	3	—	(8)	—
Total realized/unrealized gains (losses) included in AOCI	609	73	—	7	—
Purchases (3)	1,227	456	—	1	—
Sales (3)	(886)	(476)	—	—	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	94	25	—	—	—
Transfers out of Level 3 (4)	(942)	(700)	—	—	(1)
Balance, end of period	$17,566	$3,494	$—	$11	$—
Three Months Ended September 30, 2023
Balance, beginning of period	$16,016	$3,409	$4	$17	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(4)	—	4	—
Total realized/unrealized gains (losses) included in AOCI	(529)	(3)	—	(9)	1
Purchases (3)	652	320	—	—	3
Sales (3)	(456)	(308)	—	—	(8)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	115	48	—	—	—
Transfers out of Level 3 (4)	(189)	(99)	(4)	(2)	—
Balance, end of period	$15,609	$3,363	$—	$10	$13
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(8)	$11	$—	$(8)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$(2)	$—	$4	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$601	$56	$—	$8	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(538)	$(7)	$—	$(9)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2024
Balance, beginning of period	$1,434	$(75)	$405	$969
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	28	2	(379)	(4)
Total realized/unrealized gains (losses) included in AOCI	—	5	—	—
Purchases (3)	—	—	—	15
Sales (3)	(6)	—	—	(89)
Issuances (3)	—	—	—	—
Settlements (3)	—	72	(3)	—
Transfers into Level 3 (4)	53	—	—	1
Transfers out of Level 3 (4)	—	—	—	(18)
Balance, end of period	$1,509	$4	$23	$874
Three Months Ended September 30, 2023
Balance, beginning of period	$1,115	$(278)	$378	$1,054
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(18)	—	525	(12)
Total realized/unrealized gains (losses) included in AOCI	—	(107)	—	—
Purchases (3)	22	—	—	15
Sales (3)	(2)	—	—	(30)
Issuances (3)	—	—	—	—
Settlements (3)	—	91	(26)	—
Transfers into Level 3 (4)	—	—	—	6
Transfers out of Level 3 (4)	—	—	—	(10)
Balance, end of period	$1,117	$(294)	$877	$1,023
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$28	$(3)	$(379)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$(18)	$—	$525	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$(92)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$17,115	$3,196	$—	$14	$15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(59)	16	—	(6)	—
Total realized/unrealized gains (losses) included in AOCI	312	126	—	3	—
Purchases (3)	2,612	841	—	—	—
Sales (3)	(1,641)	(685)	—	—	(15)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	55	116	—	—	—
Transfers out of Level 3 (4)	(828)	(116)	—	—	—
Balance, end of period	$17,566	$3,494	$—	$11	$—
Nine Months Ended September 30, 2023
Balance, beginning of period	$14,733	$3,373	$—	$15	$47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(25)	(3)	—	3	—
Total realized/unrealized gains (losses) included in AOCI	(227)	(5)	—	(8)	1
Purchases (3)	2,571	399	—	—	13
Sales (3)	(1,253)	(454)	—	—	(48)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	240	129	—	—	—
Transfers out of Level 3 (4)	(430)	(76)	—	—	—
Balance, end of period	$15,609	$3,363	$—	$10	$13
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(25)	$19	$—	$(6)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$(25)	$6	$—	$3	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$300	$100	$—	$3	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(250)	$(14)	$—	$(7)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,317	$(160)	$52	$968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	136	1	(24)	(23)
Total realized/unrealized gains (losses) included in AOCI	—	(29)	—	—
Purchases (3)	16	—	—	12
Sales (3)	(13)	—	—	(78)
Issuances (3)	—	—	—	—
Settlements (3)	—	200	(5)	—
Transfers into Level 3 (4)	53	—	—	2
Transfers out of Level 3 (4)	—	(8)	—	(7)
Balance, end of period	$1,509	$4	$23	$874
Nine Months Ended September 30, 2023
Balance, beginning of period	$1,022	$(331)	$458	$995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	73	(27)	457	(31)
Total realized/unrealized gains (losses) included in AOCI	—	(63)	—	—
Purchases (3)	24	—	—	181
Sales (3)	(2)	—	—	(127)
Issuances (3)	—	—	—	—
Settlements (3)	—	188	(38)	1
Transfers into Level 3 (4)	—	—	—	13
Transfers out of Level 3 (4)	—	(61)	—	(9)
Balance, end of period	$1,117	$(294)	$877	$1,023
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$142	$(3)	$(24)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$77	$2	$457	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$(85)	$—	$—
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

	September 30, 2024	December 31, 2023
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$508	$295

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(64)	$(18)	$(146)	$(123)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,988	$—	$—	$58,786	$58,786
Policy loans	$5,783	$—	$—	$6,157	$6,157
Other invested assets	$2,037	$—	$1,801	$275	$2,076
Premiums, reinsurance and other receivables	$13,458	$—	$223	$13,468	$13,691
Liabilities
PABs	$88,081	$—	$—	$87,897	$87,897
Long-term debt	$1,647	$—	$1,762	$—	$1,762
Other liabilities	$11,401	$—	$409	$10,989	$11,398
Separate account liabilities	$27,820	$—	$27,820	$—	$27,820

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$62,584	$—	$—	$59,511	$59,511
Policy loans	$5,671	$—	$—	$6,042	$6,042
Other invested assets	$1,778	$—	$1,794	$—	$1,794
Premiums, reinsurance and other receivables	$14,028	$—	$221	$14,053	$14,274
Liabilities
PABs	$87,518	$—	$—	$86,093	$86,093
Long-term debt	$1,886	$—	$1,958	$—	$1,958
Other liabilities	$11,481	$—	$141	$11,333	$11,474
Separate account liabilities	$29,204	$—	$29,204	$—	$29,204

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(8,711)	$822	$1,793	$(23)	$(129)	$(160)	$(6,408)
OCI before reclassifications	5,859	47	(3,681)	62	9	—	2,296
Deferred income tax benefit (expense)	(1,222)	(10)	765	(13)	(1)	—	(481)
AOCI before reclassifications, net of income tax	(4,074)	859	(1,123)	26	(121)	(160)	(4,593)
Amounts reclassified from AOCI	144	(514)	—	—	—	3	(367)
Deferred income tax benefit (expense)	(22)	108	—	—	—	(1)	85
Amounts reclassified from AOCI, net of income tax	122	(406)	—	—	—	2	(282)
Balance, end of period	$(3,952)	$453	$(1,123)	$26	$(121)	$(158)	$(4,875)

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(9,167)	$1,188	$726	$92	$(127)	$(135)	$(7,423)
OCI before reclassifications	(6,504)	(546)	4,584	(119)	9	—	(2,576)
Deferred income tax benefit (expense)	1,387	114	(963)	25	(2)	—	561
AOCI before reclassifications, net of income tax	(14,284)	756	4,347	(2)	(120)	(135)	(9,438)
Amounts reclassified from AOCI	485	236	—	—	—	2	723
Deferred income tax benefit (expense)	(118)	(49)	—	—	—	—	(167)
Amounts reclassified from AOCI, net of income tax	367	187	—	—	—	2	556
Balance, end of period	$(13,917)	$943	$4,347	$(2)	$(120)	$(133)	$(8,882)

	Nine Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(6,495)	$705	$(807)	$33	$(143)	$(165)	$(6,872)
OCI before reclassifications	2,645	39	(372)	(9)	28	—	2,331
Deferred income tax benefit (expense)	(462)	(8)	56	2	(6)	—	(418)
AOCI before reclassifications, net of income tax	(4,312)	736	(1,123)	26	(121)	(165)	(4,959)
Amounts reclassified from AOCI	456	(358)	—	—	—	9	107
Deferred income tax benefit (expense)	(96)	75	—	—	—	(2)	(23)
Amounts reclassified from AOCI, net of income tax	360	(283)	—	—	—	7	84
Balance, end of period	$(3,952)	$453	$(1,123)	$26	$(121)	$(158)	$(4,875)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(135)	$(488)	$(423)	$(1,275)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	—	4	Net investment income
Net unrealized investment gains (losses)	(9)	2	(33)	(18)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(144)	(485)	(456)	(1,289)
Income tax (expense) benefit	22	118	96	280
Net unrealized investment gains (losses), net of income tax	(122)	(367)	(360)	(1,009)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	4	11	18	38	Net investment income
Interest rate derivatives	1	17	3	74	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	3	3	Net investment income
Foreign currency exchange rate derivatives	508	(265)	333	174	Net investment gains (losses)
Credit derivatives	—	—	1	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	514	(236)	358	289
Income tax (expense) benefit	(108)	49	(75)	(61)
Gains (losses) on cash flow hedges, net of income tax	406	(187)	283	228
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(3)	(10)	(9)
Amortization of prior service (costs) credit	—	1	1	2
Amortization of defined benefit plan items, before income tax	(3)	(2)	(9)	(7)
Income tax (expense) benefit	1	—	2	1
Amortization of defined benefit plan items, net of income tax	(2)	(2)	(7)	(6)
Total reclassifications, net of income tax	$282	$(556)	$(84)	$(787)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Prepaid legal plans	$112	$110	$349	$340
Administrative services-only contracts	68	63	200	186
Recordkeeping and administrative services (1)	37	38	111	112
Other revenue from service contracts from customers	10	11	33	32
Total revenues from service contracts from customers	227	222	693	670
Other (2)	218	185	654	571
Total other revenues	$445	$407	$1,347	$1,241
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 16.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
General and administrative expenses (1)	$650	$683	$1,998	$2,021
Pension, postretirement and postemployment benefit costs	56	50	166	150
Premium taxes, other taxes, and licenses & fees	113	93	318	292
Commissions and other variable expenses	606	379	1,589	1,560
Capitalization of DAC	(34)	(11)	(86)	(100)
Amortization of DAC and VOBA	69	75	207	226
Interest expense on debt	30	34	92	98
Total other expenses	$1,490	$1,303	$4,284	$4,247
__________________
(1)Includes ($46) million and ($111) million for the three months and nine months ended September 30, 2024, respectively, and $5 million and ($52) million for the three months and nine months ended September 30, 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 16 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Income Tax
For the three months and nine months ended September 30, 2024, the effective tax rate on income (loss) before provision for income tax was 84% and 17%, respectively. The Company’s effective tax rate for the three months ended September 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method. The Company’s effective tax rate for the nine months ended September 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method, and (iii) the corporate tax deduction for stock compensation.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.

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
As reported in the 2023 Annual Report, Metropolitan Life Insurance Company received approximately 2,565 asbestos-related claims in 2023. For the nine months ended September 30, 2024 and 2023, Metropolitan Life Insurance Company received approximately 2,251 and 1,924 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2023. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2024.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., Metropolitan Life Insurance Company and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. In December of 2020, the Appellate Division of the New York State Supreme Court, First Department, reversed the court’s order granting MetLife, Inc. and Metropolitan Life Insurance Company’s motion to dismiss and remanded the case. The Relator filed a Fourth Amended Complaint in January of 2023. On October 13, 2024, the trial court denied the defendants’ motion to dismiss the complaint. The Company intends to defend the action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.8 billion and $3.3 billion at September 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $3.9 billion and $4.4 billion at September 30, 2024 and December 31, 2023, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $537 million, with a cumulative maximum of $638 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both September 30, 2024 and December 31, 2023, for indemnities and guarantees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $744 million and $2.2 billion for the three months and nine months ended September 30, 2024, respectively, and $733 million and $2.2 billion for the three months and nine months ended September 30, 2023, respectively. Total revenues received from affiliates related to these agreements were $12 million and $33 million for the three months and nine months ended September 30, 2024, respectively, and $14 million and $43 million for the three months and nine months ended September 30, 2023, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $23 million and $56 million at September 30, 2024 and December 31, 2023, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$4	$(23)
Reinsurance ceded	(95)	(96)	(300)	(269)
Net premiums	$(93)	$(94)	$(296)	$(292)
Universal life and investment-type product policy fees
Reinsurance assumed	$6	$1	$14	$2
Reinsurance ceded	(1)	(1)	(2)	(5)
Net universal life and investment-type product policy fees	$5	$—	$12	$(3)
Other revenues
Reinsurance assumed	$43	$25	$106	$71
Reinsurance ceded	112	122	344	353
Net other revenues	$155	$147	$450	$424
Policyholder benefits and claims
Reinsurance assumed	$8	$14	$31	$(137)
Reinsurance ceded	(85)	(78)	(253)	(223)
Net policyholder benefits and claims	$(77)	$(64)	$(222)	$(360)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$(9)	$—	$(9)	$(39)
Reinsurance ceded	5	(5)	5	(10)
Net policyholder liability remeasurement (gains) losses	$(4)	$(5)	$(4)	$(49)
Interest credited to PABs
Reinsurance assumed	$89	$93	$268	$254
Reinsurance ceded	(3)	(3)	(8)	(9)
Net interest credited to PABs	$86	$90	$260	$245
Other expenses
Reinsurance assumed	$12	$12	$35	$227
Reinsurance ceded	154	(28)	264	100
Net other expenses	$166	$(16)	$299	$327

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2024		December 31, 2023
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$218	$11,130	$164	$11,302
DAC and VOBA	144	(157)	158	(160)
Total assets	$362	$10,973	$322	$11,142
Liabilities
FPBs	$2,150	$—	$2,236	$—
PABs	8,950	—	9,040	—
Other policy-related balances	65	(45)	65	(35)
Other liabilities	1,016	10,057	957	10,267
Total liabilities	$12,181	$10,012	$12,298	$10,232
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were ($31) million and ($39) million at September 30, 2024 and December 31, 2023, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($15) million and ($8) million for the three months and nine months ended September 30, 2024, respectively, and $28 million and ($1) million for the three months and nine months ended September 30, 2023, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($166) million and ($265) million at September 30, 2024 and December 31, 2023, respectively. Net derivative gains (losses) associated with the embedded derivative were ($235) million and ($99) million for the three months and nine months ended September 30, 2024, respectively, and $269 million and $218 million for the three months and nine months ended September 30, 2023, respectively.

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
Business
Current Market Conditions
In the United States (“U.S.”), the Federal Open Market Committee (“FOMC”) took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates. Rates remained steady through most of 2024. However, in September 2024, the FOMC lowered interest rates, and market forecasts suggest it will continue to reduce interest rates through the remainder of 2024 and 2025 reflecting expectations for continued lower inflation.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2023 Annual Report, as amended or supplemented here.
State Insurance Regulation
Surplus and Capital
Investments
The National Association of Insurance Commissioners (“NAIC”) is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and collateralized loan obligations (“CLOs”), the NAIC adopted an amendment to the Purposes and Procedures Manual in 2023. Under the amendment, the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize risk-based capital (“RBC”) arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. In August 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual, in which insurers are now required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
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
Key Financial Highlights
•Net income attributable to MLIC of $1.9 billion for the nine months ended September 30, 2024, compared to $1.8 billion for the nine months ended September 30, 2023.
•Adjusted earnings of $2.5 billion for the nine months ended September 30, 2024, compared to $2.7 billion for the nine months ended September 30, 2023.
Consolidated Results

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Revenues
Premiums	$19,793	$17,568
Universal life and investment-type product policy fees	1,109	1,295
Net investment income	8,680	8,422
Other revenues	1,347	1,241
Net investment gains (losses)	(423)	(1,223)
Net derivative gains (losses)	(378)	(486)
Total revenues	30,128	26,817
Expenses
Policyholder benefits and claims and policyholder dividends	21,091	19,100
Policyholder liability remeasurement (gains) losses	(148)	(146)
Market risk benefit remeasurement (gains) losses	(234)	(1,129)
Interest credited to policyholder account balances	2,863	2,662
Amortization of deferred policy acquisition costs and value of business acquired	207	226
Interest expense on debt	92	98
Other expenses, net of capitalization of deferred policy acquisition costs	3,985	3,923
Total expenses	27,856	24,734
Income (loss) before provision for income tax	2,272	2,083
Provision for income tax expense (benefit)	395	285
Net income (loss)	1,877	1,798
Less: Net income (loss) attributable to noncontrolling interests	(7)	41
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,884	$1,757
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Net income (loss) attributable to MLIC - Increased $127 million primarily due to the following:
Net Investment Gains (Losses) - Favorable change of $800 million ($632 million, net of income tax):
•Impairment losses in the prior period for investments disposed of in connection with a reinsurance transaction that closed in November 2023
Partially offset by:
•Losses on sales of fixed maturity securities in the current period

Net Derivative Gains (Losses) - Favorable change of $108 million ($85 million, net of income tax)(1):
•Long-term interest rates decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of receiver swaps and swaptions
•Key equity market volatility increased in the current period compared to decreased in the prior period - favorable impact to equity options
Partially offset by:
•Change in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
Market Risk Benefit Remeasurement (Gains) Losses(2) - Unfavorable change of $895 million ($707 million, net of income tax):
•Long-term interest rates decreased in the current period compared to increased in the prior period
Actuarial Assumption Review - Favorable change of $9 million ($7 million, net of income tax):

	Nine Months Ended September 30,		Variance
	2024	2023
	(In millions, net of income tax)
Assumptions
Economic	$(26)	$(25)	$(1)
Mortality	105	28	77
Morbidity	—	(84)	84
Policyholder behavior	(44)	152	(196)
Operational	49	6	43
Total	$84	$77	$7
•Total results for the nine months ended September 2024 and 2023 include gains of $84 million and $77 million, respectively:
◦Of the $84 million gain, a loss of $14 million was recognized in MRB remeasurement (gains) losses, a loss of $1 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $99 million was recognized in adjusted earnings, which is discussed below
◦Of the $77 million gain, a loss of $7 million was recognized in MRB remeasurement (gains) losses, a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $86 million was recognized in adjusted earnings, which is discussed below
◦The $7 million increase was primarily driven by (i) favorable mortality experience in the RIS segment in the current period and (ii) updates made in the prior period to morbidity assumptions in the MetLife Holdings segment associated with an increase in incident rates for our long-term care business, substantially offset by updates to policyholder behavior assumptions in the MetLife Holdings segment related to claim utilization experience for our long-term care business
Adjusted Earnings(3) - Unfavorable change of $229 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 17% in the current period compared to 14% in the prior period:
•Current period effective tax rate on income before provision for income tax was 17% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
◦Corporate tax deduction for stock compensation

•Prior period effective tax rate on income before provision for income tax was 14% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Low income housing and other tax credits
◦Non-taxable investment income
__________________
(1)Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings.
(2)See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s MRBs.
(3)As used in “— Consolidated Results — Adjusted Earnings” and as more fully described in “— Non-GAAP and Other Financial Disclosures,” we refer to adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss).

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net income (loss)	$1,877	$1,798
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(423)	(1,223)
Net derivative gains (losses)	(378)	(486)
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(263)	(596)
Other revenues	86	(13)
Expenses:
Policyholder benefits and claims and policyholder dividends	43	(8)
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefit remeasurement (gains) losses	234	1,129
Interest credited to policyholder account balances	(64)	2
Capitalization of deferred policy acquisition costs (“DAC”)	—	—
Amortization of DAC and value of business acquired	—	—
Interest expense on debt	—	—
Other expenses	(9)	49
Provision for income tax (expense) benefit	176	240
Adjusted earnings	$2,475	$2,704

Premiums, fees and other revenues	$22,249	$20,104
Less: adjustments to premiums, fees and other revenues	86	(13)
Adjusted premiums, fees and other revenues	$22,163	$20,117

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the nine months ended September 30, 2024 increased $2.0 billion, or 10%, compared to the prior period. This was primarily due to growth in the pension risk transfer business and structured settlement sales in the RIS segment, as well as growth in the core and voluntary products in the Group Benefits segment, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience, and the expected decline in the MetLife Holdings segment from business run-off. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits.
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $229 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $120 million as a result of the reinsurance transaction that closed in November 2023 in the MetLife Holdings segment
Market Factors - Decreased adjusted earnings by $42 million:
•Higher average interest crediting rates on investment-type products, primarily in the RIS segment
Largely offset by:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans and higher returns on fair value option securities, partially offset by lower income on derivatives and lower average invested assets in the MetLife Holdings segment due to business run-off
Volume Growth - Increased adjusted earnings by $27 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment, as well as higher average invested assets in Corporate & Other
Partially offset by:
•Increase in interest credited expenses on investment-type products, primarily in the RIS segment
•Lower separate account fee revenue in the RIS segment
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $90 million:
•Unfavorable change from refinements to certain insurance and other liabilities in both periods - includes the unfavorable change from adjustments to certain deposit reinsurance assets and an unfavorable refinement in the current period on certain life policies in the Group Benefits segment
Largely offset by:
•Favorable underwriting:
◦Favorable mortality - lower claims incidence in the life business in the Group Benefits segment
◦Favorable morbidity experience in the long-term care business in the MetLife Holdings segment
Actuarial Assumption Review - Increased adjusted earnings by $15 million:
•2024 actuarial assumption review impacting the Group Benefits, RIS and MetLife Holdings segments - favorable impact of $99 million
•2023 actuarial assumption review impacting the Group Benefits, RIS and MetLife Holdings segments - favorable impact of $86 million
Expenses - Increased adjusted earnings by $35 million:
•Lower corporate-related expenses, including from initiatives and projects in Corporate & Other
Largely offset by:
•Higher technology, employee-related and various other operating expenses in the Group Benefits segment

•Higher litigation reserves in Corporate & Other
•Higher reinsurance related variable expenses in the MetLife Holdings segment
Taxes - Unfavorable change in effective tax rate - 19% in the current period versus 16% in the prior period
•Current period effective tax rate on income before provision for income tax was 19% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
◦Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 16% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Low income housing and other tax credits
◦Non-taxable investment income
◦Corporate tax deduction for stock compensation
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Securities trading plans
During the three months ended September 30, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Date: November 6, 2024