Form 10-K
period 2024-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2025-03-11
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 11, 2025, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “are confident,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
(17) technological changes;
(18) catastrophes;
(19) climate changes or responses to it;

(20) deficiencies in our closed block;
(21) impairment of value of business acquired, value of distribution agreements acquired or value of customer relationships acquired;
(22) product guarantee volatility, costs, and counterparty risks;
(23) risk management failures;
(24) insufficient protection from operational risks;
(25) failure to protect confidentiality, integrity or availability of systems or data or other cybersecurity or disaster recovery failures;
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
The Company is a provider of insurance, annuities and employee benefits. We are also one of the largest institutional investors in the United States (“U.S.”) with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures and other limited partnerships. The Company is organized into three segments: Group Benefits, Retirement and Income Solutions (“RIS”) and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Consolidated Financial Statements for further information about the Company’s business.
We believe that our trusted brand, resilient business, and position as a leader in attractive markets are the powers of our business. Over the next five years MetLife will execute on its New Frontier strategy, which was designed to accelerate growth across its global platform while delivering attractive returns and all-weather performance. New Frontier builds upon the success of MetLife’s Next Horizon strategy, which it implemented in 2019, with an aim to focus, simplify and differentiate MetLife.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the federal role in regulating businesses such as ours, including, but not limited to, with respect to our investment activities. The Financial Stability Oversight Council (“FSOC”) may designate certain financial companies that pose a threat to U.S. financial stability as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York.
In 2023, the FSOC adopted final guidance establishing a new process for designating certain financial companies as non-bank SIFIs. This revised approach evaluates risk factors such as leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. Under the guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening the FSOC’s procedures for designating certain financial companies as non-bank SIFIs, thereby subjecting such companies to additional supervision, examination, and regulation. Any such designation would create uncertainties for the non-bank financial company regarding the likelihood, frequency or impact of any formal or informal regulatory or supervisory actions or inquiries; the scope of applicable regulatory or supervisory requirements or restrictions and the related compliance measures and internal controls; and the permissibility of certain activities or transactions. It is difficult to predict the potential impact of these changes.

The Competitive Health Insurance Reform Act amended the McCarran-Ferguson Act, extending U.S. antitrust laws to encompass the “business of health insurance” and broadening U.S. regulatory authority accordingly. Consequently, we anticipate increased regulatory oversight and litigation risk for some products, including dental and vision. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
U.S. Insurance Holding Company Regulation
We are subject to U.S. state insurance holding company laws and regulations that are generally based on the National Association of Insurance Commissioners’ (“NAIC”) Insurance Holding Company System Regulatory Act and Regulation. These vary by jurisdiction, but generally require a controlled insurance company (an insurer that is a subsidiary of an insurance holding company) to register and file reports with state regulatory authorities about its capital structure, ownership, financial condition, intercompany transactions and general business operations. Furthermore, state holding company laws require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. New York has enacted laws to implement these requirements. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups. All states have adopted laws and regulations enhancing group-wide supervision.
State Insurance Regulation
We are licensed and regulated in each jurisdiction of domicile and/or in each jurisdiction where we conduct insurance business. The extent of insurance regulation in such jurisdictions varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers, including: (i) licensing companies and agents to transact business; (ii) regulating certain premium rates; (iii) reviewing and approving certain policy forms, including required policyholder disclosures; (iv) establishing statutory capital and reserve requirements and solvency standards; and (v) with respect to jurisdictions of domicile, restricting dividend payments and other transactions between affiliates.
We must file reports, generally including detailed annual financial statements, with insurance regulators in each jurisdiction in which we do business. Such authorities will periodically examine our books, records, accounts, and business practices. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. See Note 19 of the Notes to the Consolidated Financial Statements regarding any reportable contingencies related to findings resulting from our state insurance department examinations.
Organizations like the NAIC encourage insurance supervisors to establish Supervisory Colleges to facilitate cooperation among insurance supervisors to enhance their understanding of risk profiles of U.S.-based insurance groups with international operations. Our lead state regulator, the NYDFS, annually chairs Supervisory College meetings that MetLife’s key U.S. and non-U.S. regulators attend.
Surplus and Capital
Insurers must maintain their capital and surplus at or above minimum levels set in their respective jurisdictions. Regulators possess discretionary authority to limit or prohibit an insurer’s sales to policyholders if the insurer fails to meet these standards or if they find that the further transaction of business would be hazardous to policyholders.
Dividend Restrictions
New York restricts the dividends or other distributions an insurance company subsidiary may pay to its parent company and limits transactions between an insurer and its affiliates. Dividends exceeding prescribed limits and transactions above a specified size between an insurer and its affiliates require NYDFS approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 15 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.

Risk-Based Capital
MLIC is subject to risk-based capital (“RBC”) requirements developed by the NAIC and adopted by New York. RBC is calculated annually based on a formula that considers various asset, premium, claim, expense and statutory reserve items, reflecting asset, insurance, interest rate, and market and business risk characteristics. Regulators use this formula as an early warning tool to identify inadequately capitalized insurers. See “Statutory Equity and Income” in Note 15 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
NAIC developments related to the RBC framework are described below.
•RBC Revisions. The NAIC approved an RBC update for mortality risk that took effect at year-end 2022, which had a modest positive impact on our reported RBC ratios. In 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which became effective for year-end 2024 RBC filings and had an immaterial impact on RBC. The NAIC is currently reviewing the RBC treatment of collateralized loan obligations (“CLOs”). See “— Investments” for additional information.
•Bond Project. The NAIC adopted a new, principles-based definition of a bond that became effective in certain statutory accounting guidance as of January 1, 2025. This will result in new reporting and disclosure requirements, and will lead to categorical changes associated with these investments in the regulatory reports. These changes are not expected to have a material impact on RBC.
•Interest Maintenance Reserve. In 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC’s interim statutory accounting guidance is effective until December 31, 2025 and permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. These interim changes did not have an impact on RBC. The NAIC is developing a long-term solution for this issue.
•Group Capital Calculation. The NAIC’s group capital calculation (“GCC”) tool uses an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The annual GCC filing requirement is now mandated by the majority of states, including New York. We cannot predict what impact this regulatory tool may have on our business.
Investments
State insurance laws and regulations limit how much we can invest in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
The NAIC is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and CLOs, the NAIC Purposes and Procedures Manual provides that the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs using its own modeling rather than credit ratings. The SSG will model CLO investments and evaluate tranche-level losses across all debt tranches under various collateral stress scenarios to minimize RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
Reserves and Asset Adequacy Analysis
The NAIC’s valuation manual contains a principle-based approach to the calculation of life insurance reserves. Principle-based reserving, which is designed to better address reserving for life insurance and annuity products, has been adopted by all states.
In early 2024, the NAIC launched an initiative to address declines in reserve requirements following certain offshore reinsurance transactions, which could lead the NAIC to propose higher reserve requirements for cedants that are parties to certain offshore reinsurance treaties.

We use capital markets solutions through captives to fund a portion of our statutory reserve requirements for several products, such as level premium term life products and our closed block, which are subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX). NAIC Actuarial Guideline 48 (“AG 48”) enhances the statutory financial statement disclosure of an insurer’s use of captives and narrows permissible assets backing statutory reserves. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement.
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
Adjusting Non-Guaranteed Elements of Life Insurance Products
New York’s Insurance Regulation 210 sets standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS prior to any such changes. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
Guaranty Associations
Many jurisdictions require us to participate in guaranty associations that pay insurance benefits owed by insolvent or failed insurers. These associations levy assessments on member insurers based on the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. We have established liabilities for guaranty fund assessments that we consider adequate.
Cybersecurity, Privacy and Data Protection, and Innovation and Technology Regulation
We are subject to a variety of laws and regulations at the local, state and federal levels regarding the handling of personal information, including health-related and customer information and data of MetLife employees (our “Associates”). Various U.S. laws require companies such as ours to inform individuals of their privacy rights. Our personal information processing practices further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly across jurisdictions. Furthermore, we must comply with laws and regulations governing the security and integrity of our information systems, many of which require comprehensive information security programs, and mandatory notifications to affected individuals and regulators in the event of security breaches and other cyber incidents. Increasing cybersecurity risks and threats from various actors have increased regulatory focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.

Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology. Entities under the NYDFS’s jurisdiction, including us, must conduct risk assessments of their information systems and maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of such systems and data. The Regulation mandates, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a Chief Information Security Officer (“CISO”); (v) oversight of third party service providers; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. Covered entities that fail to comply with the Regulation may be subject to NYDFS enforcement actions, the result of which could lead to civil penalties, and other legal and reputational costs.
In 2023, the NYDFS adopted amendments to the Regulation, including: (a) implementing additional governance and oversight measures; (b) expanding the types of cybersecurity events that require timely notification to the NYDFS; (c) mandating notifications to the NYDFS within 24 hours of a cyber-ransom payment; and (d) requiring enhancements to written policies and procedures related to remote access, vulnerability management, data retention and access privileges. The majority of the new requirements became effective in 2024. We cannot predict what effect the amended Regulation will have on our business or compliance costs.
The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”) requires insurers to develop and maintain a risk-based information security program, establish data security standards and notify insurance commissioners of certain cybersecurity events. Several states in which MLIC is licensed have adopted the Cybersecurity Model Law, and more may adopt it in the future. Additional compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments in compliance processes, personnel, and technical infrastructure.
Privacy and Data Protection
In the U.S., we are subject to state laws imposing obligations on the processing of personal information and providing consumers specific rights over such information. For instance, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In 2020, the CCPA was amended by the California Privacy Rights Act, imposing additional rights and obligations. While a significant portion of our business is exempted from the CCPA, the Health Insurance Portability and Accountability Act and other state insurance laws to which we are subject grant similar rights to insureds.
Additional states either have proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, several of these state laws include broad entity-wide exemptions for financial institutions. The NAIC is also developing amendments to update its Privacy of Consumer Financial and Health Information Regulation (Model 672). The proposed amendments, which are expected to be finalized in 2025, are expected to expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers.
Innovation and Technology
As a result of increased innovation and technology, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence (“AI”), machine learning and automated decision-making. In 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). States have started to adopt the AI Bulletin, which outlines how insurance regulators should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The (H) Committee has also formed a new task force that is charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. In 2024, the NYDFS released its circular letter, which applies to all authorized insurers in New York. The circular letter provides guidance on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.

We expect big data and AI technologies to remain important issues for the NAIC and state and international regulators. We cannot predict which insurance regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies.
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
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and to Individual Retirement Accounts (and certain other arrangements) if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
In 2021, the DOL’s final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with Securities and Exchange Commission (“SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. Shortly thereafter, these changes were challenged in court, and in July 2024, two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. The DOL has appealed these stay orders. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance, annuity and welfare benefit products to retirement investors.
Federal and state securities regulators have adopted standards of conduct when recommending securities, including variable insurance products. The SEC’s Regulation Best Interest requires broker-dealers to act in the best interest of retail consumers when recommending account types, securities transactions or investment strategies involving securities, including recommendations to individuals receiving recommendations about their retirement accounts. In addition, the Financial Industry Regulatory Authority (“FINRA”) rules impose requirements on broker-dealers relating to the sale of variable insurance products.
State regulators and legislatures have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers. The North American Securities Administrators Association has proposed revisions to its broker-dealer conduct model rule intended to apply Regulation Best Interest at the state level and prohibiting the use of the terms “advisor” or “adviser” without being registered as an investment adviser. Although Regulation Best Interest does not include a private right of action, some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide and distribute our products and services, and that we might be subject to additional litigation and regulatory investigations regarding our compliance with those rules.
Management of Climate Risk and ESG
Climate risk has come under increased scrutiny by regulators and the NAIC. In New York, the NYDFS expects both New York domestic insurers, such as Metropolitan Life Insurance Company, and foreign authorized insurers licensed in New York, to manage material climate risks by taking actions that are proportionate to the nature, scale and complexity of their businesses. However, the NYDFS issued separate guidance for New York domestic insurers, which contains more detailed expectations, such as (i) ensuring the board of directors understands relevant climate risks; (ii) performing regular reviews of the insurer’s procedures that are designed to manage climate risks; (iii) using scenario analysis to inform the insurer’s business strategies and risk assessment; and (iv) incorporating material climate risks into its financial risk management (e.g., enterprise risk management (“ERM”) and own risk and solvency assessment). In addition, New York’s regulation governing ERM, which applies to New York domestic and foreign authorized insurers, was amended to require an insurance group’s ERM function to address climate change risk.

The NAIC has adopted a standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
Pursuant to its authority under Dodd-Frank, the Federal Insurance Office (“FIO”) is also assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In 2023, the FIO released a report which urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
The SEC is also focused on climate, and environmental, social and governance (“ESG”) risks and opportunities. In March 2024, the SEC adopted final rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. In April 2024, following litigation challenging the final rules, the SEC voluntarily stayed the final rules pending completion of judicial review. In 2022, the SEC also proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate ESG factors into their investment strategies.
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
In 2024, the principal U.S. federal banking regulatory agencies reproposed for public comment regulations to implement certain international “Basel III” capital standards, which could affect capital charges applicable to banks and their affiliates engaged in derivatives activities. This could increase the costs of our risk mitigation using derivatives, as well as impact the availability of derivatives from our counterparties.
In 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. Following a February 25, 2025 extension by the SEC, the rule effectively requires such participants to clear eligible cash transactions in U.S. Treasury securities beginning on December 31, 2026, and clear eligible repurchase and reverse repurchase transactions in U.S. Treasury securities beginning on June 30, 2027. As a result, certain transactions between such participants and us will be required to be cleared. The rule’s potential effect on the U.S. Treasury markets is uncertain.

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
Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers.
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. We issue variable annuity contracts and variable life insurance policies with separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or are exempt from registration under the Securities Act. We issue a fixed interest rate contract with features that require it to be registered under the Securities Act.
Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws.
The SEC, CFTC and FINRA from time to time propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities.
Under SEC rules, the selling broker-dealers recommending our variable products and other securities offerings to end investors are required to comply with various SEC and FINRA rules and regulations, including Regulation Best Interest. SEC rules also require these selling broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, which certain states, including New York, have adopted.
Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Diversity and Corporate Governance
The NAIC and state insurance regulators are evaluating issues related to diversity within the insurance industry. In New York, for example, the NYDFS expects insurers to make diversity of their leadership a business priority and a key element of their corporate governance, and it includes diversity-related questions in its examination process.
Environmental Laws and Regulations
As an owner and operator of real property in many jurisdictions, we are subject to extensive environmental laws and regulations in such jurisdictions, as well as the associated risks of environmental liabilities. In addition, we hold equity interests in companies that could potentially be subject to such liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. Based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.
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

Low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or a period of sustained low market yields, we may incur significant losses due to, among other reasons, losses incurred in our general account and/or the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. In addition, during periods of sustained lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative. Reductions in net income from these factors may in turn harm our credit instrument covenants or rating agency assessment of our financial condition.
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
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating the sensitivity of our fixed income investments relative to our interest rate sensitive liabilities, may not be sufficient. For some of our liability portfolios, we may not be able to invest assets at the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholder’s equity because we record our non-qualified derivatives at fair value through earnings, while certain hedged items may follow an accrual-based accounting model or are recorded at fair value through other comprehensive income.
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility may result in defaults and a lack of pricing transparency, and can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments. The discount rate used to calculate liabilities for future policy benefits (“FPBs”) includes a component for market credit spreads that does not necessarily align to our investment spreads. Changes in market credit spreads could result in volatility to liabilities for FPBs relative to our asset values.
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
The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds, real estate ventures, real estate funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash, which may differ from performance of public equity markets, which drives performance of our equity hedges. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments and equity securities.

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
Political, Obligor and Counterparty Risks
Our general account investments could be adversely affected by volatility resulting from economic and political concerns, as well as volatility in specific sectors. Government entities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such governments. A threat facing the U.S. economy is the continued disagreement over the federal debt limit, other budget questions and potential restrictions on trade with other markets. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic reduction in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
The issuers or guarantors of fixed income securities and mortgage loans we own may more frequently default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within instruments backed by securitized assets may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may increase the default rate of the fixed income securities and mortgage loans in our investment portfolio.
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
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives agreements, our risks may not be fully hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs or resulting in significant losses. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge additional collateral or make increased payments. In addition, we may face increased costs to the extent we replace counterparties or clearing brokers who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.
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
Our business and financial results may suffer without sufficient liquidity through impaired ability to pay claims, other operating expenses, interest on our debt, maintain our securities lending, replace certain maturing liabilities, and sustain our operations and investments. Capital and credit market volatility may limit our access to capital we need to operate or grow our business, issue the types of securities we would prefer, timely replace maturing liabilities, or satisfy regulatory requirements, any of which could decrease our profitability and significantly reduce our financial flexibility.

MetLife, Inc. May Be Unable to Access Its Credit Facility, Reducing Our Liquidity and Leading to Downgrades in Credit and Financial Strength Ratings
MetLife, Inc. may fail to comply with or fulfill all conditions under the unsecured revolving credit facility (the “Credit Facility”) MetLife, Inc. and MetLife Funding, Inc., a wholly owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintain. Lenders may fail to fund their lending commitments under the Credit Facility due to insolvency, illiquidity or other reasons. This could limit our affiliates in supporting our liquidity.
We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings
Nationally Recognized Statistical Rating Organizations (“NRSROs”) and others may, at any time, downgrade MetLife, Inc.’s or our financial strength ratings or credit ratings, lower MetLife, Inc.’s or our ratings outlooks, increase the scope or frequency of their reviews, or increase capital or other requirements to maintain ratings. Such changes could reduce our product sales, reduce cash flows from funding agreements and other capital market products, and force us to change product pricing and increase our financing costs, policy surrenders or withdrawals, collateral requirements, risk of derivative terminations, cost of reinsurance, regulatory scrutiny, or various other factors.
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
Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, AI, privacy and data protection, tort reform, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators and courts may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
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
Governmental bodies may delay acting on or implementing regulatory or policy changes due to circumstances outside of our control, including, but not limited to, public health issues. Such delays may increase uncertainty, prolong deleterious regulations and policies, delay or prevent beneficial regulatory or policy changes, and create the potential for later, more rapid changes to which we may find it more difficult to adjust.
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
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, involving us or our competitors, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or our Associates, and business, financial condition, or results of operations, even if we or our competitors ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to matters such as sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices, privacy and data protection, or data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation or an investigation and the amount or range of loss, including with respect to our reputation, because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Regulators’ or Customers’ Expectations
Our regulators, customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of ESG standards and expectations. Our practices and performance are subject to increasing scrutiny with regard to various aspects of ESG performance from regulators and other stakeholders.

Others may evaluate our practices by ESG criteria that are continually evolving and not always clear or readily measurable. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas and are not always susceptible to consensus. Our decisions and priorities must also necessarily, and simultaneously, take account of multiple business goals and interests. Our practices may not change in the particulars or at the rate some stakeholders expect. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. In June 2022, MetLife announced its commitment to achieve net zero greenhouse gas (“GHG”) emissions by 2050 or sooner. This commitment applies to GHG emissions from MetLife’s global owned and leased offices and vehicle fleets, employee business travel, supply chain and general account investment portfolio, including the general accounts of MetLife, Inc.’s wholly owned subsidiaries, including us, where reliable data and methodologies are available. MetLife has reoriented its climate objectives and interim targets to advance this commitment, which involves assumptions and expectations that involve risks and uncertainties. Data and measurement techniques continue to evolve. Further, because of the financed emissions included in its investment portfolio, MetLife’s ability to meet its commitments is dependent on those counterparties meeting their own carbon reduction objectives. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or fully satisfy expectations of some stakeholders. For example, some current customers and potential customers may decline to do business with us based on our sustainability practices and related policies and actions. We may also face adverse regulatory, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Market volatility affects the value of or return on our investments. It may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. Borrowers may delay or fail to pay principal and interest when due, or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. We may face moratoriums on foreclosures and other enforcement actions, impairments, and loan or lease modifications, due to government action or market conditions. We may also encounter credit spread changes, increasing our borrowing costs and decreasing our product fee income. Issuer or guarantor default rates may increase.
We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, tax credit and renewable energy partnerships, private equity and real estate equity, including real estate joint ventures and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks’ efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit requirements and rating agency capital adequacy measures.

We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities and profitability may decrease.
We May Have to Pledge Collateral or Make Payments in Derivatives Transactions
We may have to pledge additional collateral and increase payments we make under our derivatives transactions. Regulators, clearinghouses, counterparties, or clearing brokers may restrict or eliminate eligible collateral, increase our collateral requirements, or charge us to pledge such collateral, which would increase our costs, reduce our investment income, and harm our liquidity.
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
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues, changes in regulation and taxes, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are subject to periodic re-underwriting due to more favorable terms from competitors.

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
Technological changes may affect our business model and how we interact with existing or prospective customers, and evolving consumer preferences may require a redesign of our products and investment composition. For example, changes in emerging technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Likewise, the growth and availability of AI technologies, including generative AI, presents significant opportunities but also complex challenges; these include balancing and mitigating potential risks of harm posed by the development or deployment of AI technologies, as well as implementing and maintaining controls reasonably designed to ensure compliance with an evolving and increasingly complex AI regulatory landscape. We may fail to adjust our investments accordingly or suffer stranded assets. If we are unable to update our business model to match evolving consumer preferences and purchasing behavior, or the evolving technological landscape, our business, results of operations and financial condition may be adversely affected.
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
We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of short-, medium-, or long-term weather-related disasters, public health incidents, wildfires, rising sea levels and pandemics, and their effects may increase over time. Changes in policy, regulation, technology or market behaviors in response to climate change may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on our management of climate-related risks.
We May Need to Fund Deficiencies in Our Closed Block, and May Not Re-Allocate Closed Block Assets
The closed block assets established in connection with our demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise available for other uses. The assets of the closed block can never revert to the benefit of MLIC’s non-closed block policyholders or to MetLife, Inc. as sole shareholder of MLIC.

We May Be Required to Impair VOBA, VODA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, significant or sustained equity market declines, significant changes to bond spreads, and certain other economic variables, such as inflation, could cause an impairment of the value of distribution agreements acquired (“VODA”), VOBA or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.
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
Policyholders may also change their behavior in unexpected ways. For example, policyholders seeking liquidity due to economic uncertainty or challenges may withdraw or surrender their policies, change their premium payment practices, exercise product options, or take other actions at times and for amounts different from those we expect.
Operational Risks
Our Risk Management Policies and Procedures, or Our Models, May Leave Us Exposed to Unidentified or Unanticipated Risk
Our ERM and business continuity policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed.
Pandemics and other public health issues, and authorities’ and people’s reactions thereto may strain our risk management, and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems, or those of third parties on which we rely. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may increase both our compliance costs and our risk of violations.
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
We May Fail to Protect the Confidentiality, Integrity or Availability of Our Systems or Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
Our business is highly dependent upon the effective operation of our information systems, and those of our service providers, vendors, and other third parties. Our business relies on the proper functioning of these systems, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses, retaining customer and business records and other core business functions. A failure to protect the confidentiality, integrity or availability of such systems, use by our Associates or agents of unauthorized tools, software or other technology to communicate with customers or business counterparties or a failure to maintain the security of our internal or external vendors’ systems, or the confidential information stored thereon, may adversely affect our ability to conduct business, result in regulatory enforcement action and litigation, and harm our results of operations, financial condition and reputation.
We, our Associates, and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious code, unauthorized or fraudulent access, human errors, ransomware or cyber attacks, and other breaches or incidents affecting our cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented what we believe to be reasonable and appropriate cybersecurity and data protection measures across business lines and at the enterprise level (and we contractually require our critical vendors to implement similar measures), including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities, which may increase the potential of cyber attacks or unauthorized access. We may not detect such incidents in a timely manner.
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
In addition, we routinely transmit, receive and store personal, confidential and proprietary information by electronic means, including customers’ confidential health-related information. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, and we or our vendors may also fail to maintain adequate internal controls or comply with relevant policies and procedures designed to ensure the privacy and integrity of sensitive data. Such failure may result in our or our vendors’ intentional or unintentional disclosure or misuse of such personal, confidential or proprietary information, as well as others’ misappropriation of such information, which could damage our reputation, reduce demand for our products and services and subject us to significant legal and regulatory liability and expenses, which would harm our business, results of operations and financial condition.

We, our vendors, our reinsurers, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, ransomware or cyber-attack, or war, and our or their disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations, obtain reinsurance and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data or the financial wherewithal of reinsurers or vendors. Our ability to conduct business effectively and maintain the security, integrity, confidentiality, availability or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our Associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
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
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies, which could lead to more enforcement actions of such laws or regulations. See “Business — Regulation — Cybersecurity, Privacy and Data Protection, and Innovation and Technology Regulation” for additional information. Regulators, customers, or others may act against us for any cybersecurity failures. We also have an increasing challenge of attracting and retaining highly qualified personnel to assist us in combating these security threats. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents.
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
We May Have Difficulty in or Complications from Marketing and Distributing Our Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for regulatory or other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms for us due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products.
Our Associates or unaffiliated firms or agents may distribute our products in an inappropriate manner, or our customers may not understand them or whether they are suitable.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Cybersecurity Management & Strategy
MetLife manages information security risk through, and as part of, MetLife’s Information Security Program (the “Program”), instituted to maintain controls for the systems, applications, and databases of MetLife and of its third-party providers. The primary goal of the Program is to protect the confidentiality, integrity and availability of all data MetLife owns or possesses, as well as its technology assets, through physical, technical, and administrative safeguards. This includes controls and procedures across business units and at the enterprise level for monitoring, detecting, reporting, containing, managing, and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment takes into consideration applicable guidelines from the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology along with the sensitivity of the systems and the potential severity of the associated risks to MetLife and its relevant lines of business, and is managed by MetLife’s CISO, collaborating with lines of business and corporate functions. The Board of Directors of MetLife, Inc. (the “Board” or “Board of Directors”) oversees the Program.
The key features of the Program include:
•A cybersecurity incident response team under the CISO’s direction, which is responsible for monitoring and responding to threats, vulnerabilities, and incidents.
•An incident response plan that is managed by the CISO and MetLife’s Chief Privacy Officer and tested through cross-functional annual exercises in various geographical regions of MetLife, many of which include participation from senior executives and the Board of Directors.
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
During the period covered by this report, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For further discussion of our risks related to cybersecurity, see “Risk Factors — Operational Risks — We May Fail to Protect the Confidentiality, Integrity or Availability of Our Systems or Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors.”

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
The CISO, who oversees an organization that supports the day-to-day operation of the Program, is qualified in the areas of data protection and cybersecurity and has more than 30 years of experience leading information and physical security operations, with the emphasis on threat and vulnerability management, malware protection and cyber forensics. Prior to joining MetLife in 2024, the CISO was a chief security officer and a cybersecurity leader at other financial institutions, where he oversaw global cybersecurity programs for physical security, executive protection, risk management, critical incident response and management, disaster preparedness, third-party risk, insider threat, and security background investigations. He holds multiple patents for systems and methods related to information security risk assessment, including three information security patents from his prior employment with another large U.S. financial institution.
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
Current Market Conditions
In the U.S., the Federal Open Market Committee took various actions in 2024 to promote economic stability, including lowering interest rates during the second half of the year. Labor market conditions, inflation and financial and international developments, as well as other factors, could affect the continuation of such actions in 2025. See “— Investments — Current Environment” for additional information.
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

Future Policy Benefit Liabilities
Effective January 1, 2023, the Company adopted an accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “LDTI Transition Date”). Generally, FPBs are payable over an extended period of time and calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of FPBs for traditional long-duration non-participating products are expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation, and other contingent events as appropriate to the respective product type and geographical area. These assumptions are reviewed at least annually and updated as needed to reflect our expected experience for future periods. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPBs are increased, and a corresponding adjustment is recognized in net income.
Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs.
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MLIC’s FPBs, inclusive of deferred profit liabilities, as described in Note 3 of the Notes to the Consolidated Financial Statements. For such contracts, cash flow assumptions are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Generally, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For contracts issued prior to the LDTI Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Consolidated Financial Statements, for contracts issued subsequent to the LDTI Transition Date, the upper-medium grade discount rate is locked-in for the cohort and used to discount the estimated cash flows. The Company generally interprets this as a rate comparable to that of a corporate single A discount rate and reflects the duration characteristics of the liability. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting period through other comprehensive income (loss) (“OCI”).
Liabilities for universal and variable universal life secondary and paid-up guarantees (“additional insurance liabilities”) are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity indices, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index. These assumptions are monitored and updated retrospectively based on market conditions and historical experience on a periodic basis.
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
Traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables

	December 31, 2024
	FPBs (1)	Reinsurance Recoverables	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions (2):
Mortality
Effect of an increase by 1%	$(50)	$8	$73	$(15)
Effect of a decrease by 1%	$50	$(8)	$(74)	$16
Morbidity (3)
Effect of an increase by 5%	$383	$2	$(435)	$54
Effect of a decrease by 5%	$(293)	$(2)	$342	$(51)
Lapse (4)
Effect of an increase by 10%	$(234)	$(12)	$310	$(88)
Effect of a decrease by 10%	$339	$13	$(430)	$104
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

	December 31, 2024
	MRBs (Liabilities net of Assets)	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$3	$(2)	$(1)
Effect of a decrease by 1%	$(3)	$2	$1
Lapse
Effect of an increase by 10%	$(20)	$23	$(3)
Effect of a decrease by 10%	$19	$(22)	$3
Nonperformance risk
Effect of an increase by 50 bps	$(165)	N/A	$165
Effect of a decrease by 50 bps	$183	N/A	$(183)
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
We determine the discount rate used to value the Company’s pension obligations based upon rates commensurate with current yields on high quality corporate bonds. Given our pension obligations as of December 31, 2023, the beginning of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our net periodic benefit costs would have been as follows:

Year Ended December 31, 2024
Increase/(Decrease) in Net Periodic Pension Costs
(In millions)
Increase in discount rate by 100 bps	$(5)
Decrease in discount rate by 100 bps	$4

Given our pension obligations as of December 31, 2024, the end of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our pension benefit obligation would have been as follows:

Year Ended December 31, 2024
Increase/(Decrease) in Pension Benefit Obligations
(In millions)
Increase in discount rate by 100 bps	$(78)
Decrease in discount rate by 100 bps	$91
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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies, including the intent and ability to hold certain securities until they recover in value. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there had been a 1% increase in the effective income tax rate, the change would have resulted in an approximate $137 million increase in the net deferred income tax asset balance at December 31, 2024.
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

Results of Operations
Overview
MLIC is a provider of insurance, annuities and employee benefits. The Company is organized into three segments: Group Benefits; RIS; and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
Key Financial Highlights
•Net income attributable to MLIC was $3.5 billion for the year ended December 31, 2024, compared to $1.1 billion for the year ended December 31, 2023.
•Adjusted earnings was $3.4 billion for the year ended December 31, 2024, compared to $3.5 billion for the year ended December 31, 2023.
Consolidated Results

	Years Ended December 31,
	2024	2023
	(In millions)
Revenues
Premiums	$27,561	$24,718
Universal life and investment-type product policy fees	1,500	1,664
Net investment income	11,635	11,206
Other revenues	1,775	1,673
Net investment gains (losses)	(450)	(1,375)
Net derivative gains (losses)	(106)	(1,537)
Total revenues	41,915	36,349
Expenses
Policyholder benefits and claims and policyholder dividends	29,236	26,620
Policyholder liability remeasurement (gains) losses	(148)	(150)
Market risk benefit remeasurement (gains) losses	(932)	(703)
Interest credited to policyholder account balances	3,819	3,602
Amortization of deferred policy acquisition costs and value of business acquired	279	298
Interest expense on debt	123	132
Other expenses, net of capitalization of deferred policy acquisition costs	5,277	5,355
Total expenses	37,654	35,154
Income (loss) before provision for income tax	4,261	1,195
Provision for income tax expense (benefit)	776	60
Net income (loss)	3,485	1,135
Less: Net income (loss) attributable to noncontrolling interests	(9)	41
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,494	$1,094
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Net income (loss) attributable to MLIC - Increased $2.4 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $925 million ($731 million, net of income tax):
•Impairment losses in 2023 for investments disposed of in connection with a reinsurance transaction that closed in November 2023
•Higher gains on sales of real estate investments
Partially offset by:
•Higher losses on sales of fixed maturity securities

Net Derivative Gains (Losses)(2) - Favorable change of $1.4 billion ($1.1 billion, net of income tax)(3):
•Change in the value of the underlying assets - favorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
•Key equity indexes increased less in 2024 compared to 2023 - favorable impact to the estimated fair value of long put options, short futures and TRRs
•The U.S. dollar strengthened against major currencies in 2024 compared to weakened in 2023 - favorable impact to the estimated fair value of receive U.S. dollar currency swaps
Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $229 million ($181 million, net of income tax):
•Certain long-term interest rates increased more significantly in 2024 compared to 2023 and other long-term interest rates increased in 2024 compared to decreased in 2023
Partially offset by:
•Key equity indexes increased less in 2024 compared to 2023
Actuarial Assumption Review - Favorable change of $9 million ($7 million, net of income tax):

	Years Ended December 31,		Variance
	2024	2023
Assumptions	(In millions, net of income tax)
Economic	$(26)	$(25)	$(1)
Mortality	105	28	77
Morbidity	—	(84)	84
Policyholder behavior	(44)	152	(196)
Operational	49	6	43
Total	$84	$77	$7
•Total results for 2024 and 2023 include gains of $84 million and $77 million, respectively:
◦Of the $84 million gain, a loss of $14 million was recognized in MRB remeasurement (gains) losses, a loss of $1 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $99 million was recognized in adjusted earnings, which is discussed below
◦Of the $77 million gain, a loss of $7 million was recognized in MRB remeasurement (gains) losses, a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $86 million was recognized in adjusted earnings, which is discussed below
◦The $7 million increase was primarily driven by (i) favorable mortality experience in the RIS segment in the current year and (ii) updates made in the prior year to morbidity assumptions in the MetLife Holdings segment associated with an increase in incident rates for the long-term care business, substantially offset by updates to policyholder behavior assumptions in the MetLife Holdings segment related to claim utilization experience for the long-term care business
Adjusted Earnings(5) - Unfavorable change of $115 million. See “— Consolidated Results — Adjusted Earnings.”

Taxes - Unfavorable change in effective tax rate - 18% in 2024 compared to 5% in 2023:
•2024 effective tax rate on income before provision for income tax was 18% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•2023 effective tax rate on income before provision for income tax was 5% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Low income housing and other tax credits
◦Non-taxable investment income
__________________
(1)See “— Investments — Overview” and “— Investments — Investment Portfolio Results — Net Investment Gains (Losses)” for information regarding management of our investment portfolio.
(2)See “—Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
(3)Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings. See “— Investments — Investment Portfolio Results” for additional information.
(4)See Note 5 of the Notes to the Consolidated Financial Statements for further information on the Company’s MRBs.
(5)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Years Ended December 31,
	2024	2023
	(In millions)
Net income (loss)	$3,485	$1,135
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(450)	(1,375)
Net derivative gains (losses)	(106)	(1,537)
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(318)	(789)
Other revenues	115	10
Expenses:
Policyholder benefits and claims and policyholder dividends	41	(18)
Policyholder liability remeasurement gains (losses)	—	—
Market risk benefits remeasurement gains (losses)	932	703
Interest credited to policyholder account balances (“PABs”)	(83)	(18)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—
Amortization of DAC and VOBA	—	—
Interest expense on debt	—	—
Other expenses	(12)	50
Provision for income tax (expense) benefit	(8)	620
Adjusted earnings	$3,374	$3,489

Premiums, fees and other revenues	$30,836	$28,055
Less: adjustments to premiums, fees and other revenues	115	10
Adjusted premiums, fees and other revenues	$30,721	$28,045
Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $2.8 billion, or 10%, compared to 2023. This was primarily due to growth in the pension risk transfer business and structured settlement sales in the RIS segment, as well as growth in both core and voluntary products in the Group Benefits segment, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience, and the expected decline in the MetLife Holdings segment from business run-off. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits.

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $115 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $135 million as a result of the reinsurance transaction that closed in November 2023 in the MetLife Holdings segment
Market Factors - Increased adjusted earnings by $71 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, as well as the impact of tax equity investments now accounted for under the proportional amortization method, partially offset by lower income on derivatives and real estate investments
Largely offset by:
•Higher average interest crediting rates on investment-type products, primarily in the RIS segment
Volume Growth - Decreased adjusted earnings by $67 million:
•Increase in interest credited expenses on long duration products, primarily in the RIS segment
Partially offset by:
•Positive flows from pension risk transfer transactions and the specialized benefit resource business in the RIS segment
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $108 million:
•Unfavorable change from refinements to certain insurance assets and other liabilities in both years - includes an unfavorable change from adjustments to certain deposit reinsurance assets and an unfavorable refinement in 2024 on certain life policies in the Group Benefits segment
Partially offset by:
•Favorable mortality - lower claims incidence in the life business in the Group Benefits segment
Actuarial Assumption Review - Increased adjusted earnings by $13 million:
•2024 actuarial assumption review impacting the Group Benefits, RIS and MetLife Holdings segments - favorable impact of $99 million
•2023 actuarial assumption review impacting the Group Benefits, RIS and MetLife Holdings segments - favorable impact of $86 million
Expenses - Increased adjusted earnings by $193 million:
•Interest associated with a 2024 tax refund and lower interest expense on tax positions in Corporate & Other
•Lower corporate-related expenses, including from initiatives and projects in Corporate & Other
•Litigation reserves increased less in 2024 compared to 2023
Partially offset by:
•Higher legal plan utilization and higher technology, employee-related and various other operating expenses in the Group Benefits segment
Taxes - Unfavorable change in effective tax rate - 19% in 2024 compared to 16% in 2023:
•2024 effective tax rate on income before provision for income tax was 19% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method

•2023 effective tax rate on income before provision for income tax was 16% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
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
Current Environment
As a large insurer with a diverse investment portfolio, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, acts of war and banking sector volatility continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 10 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
Selected Country Investments
Our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions. The countries included in the following table have been the most affected by these risks. The table below presents a summary of selected country fixed maturity securities AFS, at estimated fair value, on a “country of risk basis” (i.e., where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at December 31, 2024
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	$39	$6	$61	$106
Russian Federation	11	—	—	11
Ukraine	1	—	—	1
Total	$51	$6	$61	$118
Investment grade %	77.0%	98.6%	33.1%	55.1%
______________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL and estimated fair value of these securities were $153 million, $134 million and $118 million, respectively, at December 31, 2024.
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
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Years Ended December 31,
	2024	2023
	(In millions)
Net investment income — GAAP	$11,635	$11,206
Investment hedge adjustments	399	777
Other	(80)	12
Adjusted net investment income (1)	$11,954	$11,995
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Years Ended December 31,
	2024		2023
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.94%	$7,317	4.75%	$7,344
Mortgage loans (3)	5.33	3,264	5.21	3,302
Real estate and real estate joint ventures	(0.34)	(30)	0.57	48
Policy loans	5.48	290	5.21	294
Other limited partnership interests	6.08	441	2.45	192
Cash and short-term investments	3.03	122	3.36	51
Other invested assets	—	901	—	1,105
Investment income	5.03%	12,305	4.90%	12,336
Investment fees and expenses	(0.14)	(351)	(0.14)	(341)
Adjusted net investment income	4.89%	$11,954	4.76%	$11,995
______________
(1)We calculate annualized yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals, and includes the impact of changes in foreign currency exchange rates. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets and collateral received from derivative counterparties. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes fair value option (“FVO”) securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $159 million and $147 million for the years ended December 31, 2024 and 2023, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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
Fixed Maturity Securities AFS
The following table presents public and private fixed maturity securities AFS held at:

	December 31,
	2024		2023
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$94,313	67.0%	$99,121	69.4%
Privately-placed	46,519	33.0	43,684	30.6
Total fixed maturity securities AFS	$140,832	100.0%	$142,805	100.0%
Percentage of cash and invested assets	56.4%		56.1%
See Note 10 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, and continuous gross unrealized losses, as well as realized gains (losses) on sales and disposals.
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2024.

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
Fair Value of Fixed Maturity Securities AFS
Fixed maturity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

Level	December 31, 2024
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$10,254	7.3%
Level 2
Independent pricing sources	109,878	78.0
Significant other observable inputs	109,878	78.0
Level 3
Independent pricing sources	15,686	11.1
Internal matrix pricing or discounted cash flow techniques	4,858	3.5
Independent broker quotations	156	0.1
Significant unobservable inputs	20,700	14.7
Total at estimated fair value	$140,832	100.0%

See Note 12 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS fair value hierarchy; a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS were concentrated in three sectors at December 31, 2024: foreign corporate securities, U.S. corporate securities and ABS & CLO. During the year ended December 31, 2024, Level 3 fixed maturity securities AFS increased by $375 million, or 1.8%. The increase was driven by purchases in excess of sales, partially offset by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in OCI.
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
Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investors Service, Inc. (“Moody’s”), S&P, Fitch Ratings Inc. (“Fitch”), Morningstar DBRS, A.M. Best Company, Inc. (“A.M. Best”), Kroll Bond Rating Agency, LLC and Egan-Jones Ratings Company. If no rating is available from a rating agency, then an internally developed rating is used.
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

		December 31,
		2024				2023
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$101,948	$(9,220)	$92,728	65.8%	$99,918	$(6,484)	$93,434	65.5%
Baa	2	43,932	(3,284)	40,648	28.9	43,254	(2,271)	40,983	28.7
Subtotal investment grade		145,880	(12,504)	133,376	94.7	143,172	(8,755)	134,417	94.2
Ba	3	5,678	(166)	5,512	3.9	6,447	(269)	6,178	4.3
B	4	1,580	(53)	1,527	1.1	2,049	(66)	1,983	1.4
Caa and lower	5	418	(49)	369	0.3	186	(16)	170	0.1
In or near default	6	76	(28)	48	—	94	(37)	57	—
Subtotal below investment grade		7,752	(296)	7,456	5.3	8,776	(388)	8,388	5.8
Total fixed maturity securities AFS		$153,632	$(12,800)	$140,832	100.0%	$151,948	$(9,143)	$142,805	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2024
U.S. corporate	$22,156	$20,899	$2,750	$1,096	$206	$21	$47,128
Foreign corporate	6,599	15,413	1,826	317	120	10	24,285
U.S. government and agency	21,538	305	—	—	—	—	21,843
RMBS	20,422	708	33	38	8	4	21,213
ABS & CLO	10,766	2,078	315	26	19	1	13,205
CMBS	5,238	24	16	—	—	1	5,279
Municipals	4,814	100	17	—	—	—	4,931
Foreign government	1,195	1,121	555	50	16	11	2,948
Total fixed maturity securities AFS	$92,728	$40,648	$5,512	$1,527	$369	$48	$140,832
Percentage of total	65.8%	28.9%	3.9%	1.1%	0.3%	—%	100.0%
December 31, 2023
U.S. corporate	$24,396	$21,208	$3,270	$1,476	$127	$16	$50,493
Foreign corporate	6,948	15,786	2,093	370	8	10	25,215
U.S. government and agency	20,748	312	—	—	—	—	21,060
RMBS	18,496	358	49	40	3	2	18,948
ABS & CLO	9,517	1,823	260	19	19	3	11,641
Municipals	6,196	101	22	—	—	—	6,319
CMBS	5,749	51	27	—	6	1	5,834
Foreign government	1,384	1,344	457	78	7	25	3,295
Total fixed maturity securities AFS	$93,434	$40,983	$6,178	$1,983	$170	$57	$142,805
Percentage of total	65.5%	28.7%	4.3%	1.4%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2024 or 2023. The top 10 holdings comprised 1% of total investments at both December 31, 2024 and 2023. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2024		2023
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$15,714	22.1%	$16,790	22.3%
Consumer (cyclical and non-cyclical)	14,162	19.8	15,352	20.3
Utility	12,697	17.8	12,678	16.7
Industrial (basic, capital goods and other)	8,433	11.8	8,439	11.1
Transportation	7,095	9.9	7,069	9.3
Communications	5,191	7.3	5,453	7.2
Energy	4,672	6.5	5,330	7.0
Technology	2,164	3.0	2,189	2.9
Other	1,285	1.8	2,408	3.2
Total	$71,413	100.0%	$75,708	100.0%
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $39.7 billion and $36.4 billion of Structured Products, at estimated fair value, at December 31, 2024 and 2023, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
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
On a risk profile basis, RMBS includes Agency and Non-Agency securities. Agency RMBS were guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-Agency securities include prime, prime investor, non-qualified residential mortgage (“NQM”), and alternative residential mortgage loans (“Alt-A”), and reperforming and sub-prime mortgage-backed securities. Prime (owner-occupied) and prime investor (non-owner-occupied) loans were originated to the most creditworthy borrowers with high quality credit profiles. NQM and Alt-A are classifications of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles, while reperforming loans were previously delinquent that returned to performing status.

The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2024			2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$12,992	61.2%	$(844)	$10,782	56.9%	$(863)
Pass-through mortgage-backed securities	8,221	38.8	(1,022)	8,166	43.1	(888)
Total RMBS	$21,213	100.0%	$(1,866)	$18,948	100.0%	$(1,751)
Risk profile
Agency	$12,370	58.3%	$(1,451)	$11,623	61.3%	$(1,229)
Non-Agency
Prime and prime investor	4,035	19.0	(262)	3,112	16.4	(313)
NQM and Alt-A	1,267	6.0	(20)	1,343	7.1	(42)
Reperforming and sub-prime	2,329	11.0	(114)	1,985	10.5	(125)
Other (1)	1,212	5.7	(19)	885	4.7	(42)
Subtotal Non-Agency	8,843	41.7%	(415)	7,325	38.7%	(522)
Total RMBS	$21,213	100.0%	$(1,866)	$18,948	100.0%	$(1,751)
Ratings profile
Rated Aaa and Aa	$17,901	84.4%		$16,247	85.7%
Designated NAIC 1	$20,421	96.3%		$18,499	97.6%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2024			2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$1,220	9.2%	$(28)	$879	7.6%	$(58)
Consumer loans	848	6.5	(29)	737	6.3	(63)
Vehicle and equipment loans	718	5.4	(2)	853	7.3	(16)
Franchise	622	4.7	(30)	665	5.7	(54)
Credit card	499	3.8	4	521	4.5	(4)
Student loans	482	3.7	(20)	503	4.3	(35)
Other (1)	3,664	27.7	(119)	1,606	13.8	(120)
Total ABS	$8,053	61.0%	$(224)	$5,764	49.5%	$(350)
CLO (2)	$5,152	39.0%	$4	$5,877	50.5%	$(52)
Total ABS & CLO	$13,205	100.0%	$(220)	$11,641	100.0%	$(402)

ABS ratings profile
Rated Aaa and Aa	$1,933	24.0%		$2,172	37.7%
Designated NAIC 1	$6,018	74.7%		$4,184	72.6%
CLO ratings profile
Rated Aaa and Aa	$3,876	75.2%		$4,454	75.8%
Designated NAIC 1	$4,622	89.7%		$5,334	90.8%
ABS & CLO ratings profile
Rated Aaa and Aa	$5,809	44.0%		$6,626	56.9%
Designated NAIC 1	$10,640	80.6%		$9,518	81.8%
______________
(1)Other ABS are broadly diversified across several subsectors and issuers, including securities with the following collateral types: foreign residential loans, transportation equipment and renewable energy.
(2)Includes primarily securities collateralized by broadly syndicated bank loans.

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	December 31,
	2024			2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$3,187	60.4%	$(233)	$3,828	65.5%	$(413)
Single asset and single borrower	1,300	24.6	(53)	1,223	21.0	(88)
Agency	303	5.7	(41)	373	6.4	(32)
Commercial real estate collateralized loan obligations	135	2.6	(1)	226	3.9	(5)
Other	354	6.7	10	184	3.2	(4)
Total CMBS	$5,279	100.0%	$(318)	$5,834	100.0%	$(542)
Ratings profile
Rated Aaa and Aa	$4,313	81.7%		$4,975	85.3%
Designated NAIC 1	$5,239	99.2%		$5,750	98.6%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022.
Securities Lending Transactions and Repurchase Agreements
We participate in securities lending transactions and repurchase agreements with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $9.2 billion and $8.7 billion at December 31, 2024 and 2023, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties.

Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2024				2023
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$34,692	57.3%	$312	0.9%	$37,129	58.8%	$210	0.6%
Agricultural	15,208	25.1	63	0.4%	15,831	25.1	152	1.0%
Residential	10,628	17.6	128	1.2%	10,133	16.1	147	1.5%
Total	$60,528	100.0%	$503	0.8%	$63,093	100.0%	$509	0.8%
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 90% are collateralized by properties located in the U.S., with the remaining 10% collateralized by properties located primarily in Mexico, at December 31, 2024. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 16%, 8% and 6%, respectively, of total commercial and agricultural mortgage loans at December 31, 2024. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral. Of our residential mortgage loans carried at amortized cost, 100% are collateralized by properties located in the U.S. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida and New York were 36%, 11% and 9%, respectively, of total residential mortgage loans at December 31, 2024.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$6,146	17.7%	$6,407	17.3%
Middle Atlantic	5,058	14.6	5,373	14.5
South Atlantic	4,225	12.2	4,884	13.1
Non-U.S.	4,086	11.8	4,805	12.9
West South Central	2,462	7.1	2,682	7.2
New England	1,681	4.9	1,774	4.8
Mountain	1,471	4.2	1,286	3.5
East North Central	1,108	3.2	1,359	3.7
East South Central	346	1.0	444	1.2
West North Central	291	0.8	519	1.4
Multi-Region and Other	7,818	22.5	7,596	20.4
Total amortized cost	34,692	100.0%	37,129	100.0%
Less: ACL	312		210
Carrying value, net of ACL	$34,380		$36,919
Property Type
Office	$12,313	35.5%	$13,080	35.2%
Apartment	7,579	21.8	8,466	22.8
Retail	4,563	13.2	5,043	13.6
Single Family Rental	4,535	13.1	4,153	11.2
Industrial	3,551	10.2	4,155	11.2
Hotel	2,151	6.2	2,232	6.0
Total amortized cost	34,692	100.0%	37,129	100.0%
Less: ACL	312		210
Carrying value, net of ACL	$34,380		$36,919

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

We review our commercial mortgage loan investments on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. The monitoring process for agricultural mortgage loan investments is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loan investments are reviewed on an ongoing basis which include property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loan investments on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loan investments and related ACL methodology.
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 69% and 64% at December 31, 2024 and 2023, respectively, and our average DSCR was 1.9x and 2.1x at December 31, 2024 and 2023, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our agricultural mortgage loans, our average LTV ratio was 46% and 47% at December 31, 2024 and 2023, respectively. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our commercial mortgage loan portfolios totaling $34.7 billion at amortized cost at December 31, 2024 by key credit quality indicators of LTV and DSCR was as follows:

	December 31, 2024
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	45.8%	2.2%	1.8%	49.8%
65% - 75%	18.1%	1.7%	0.9%	20.7%
76% - 80%	5.1%	0.1%	1.0%	6.2%
>80%	15.8%	3.8%	3.7%	23.3%
Total	84.8%	7.8%	7.4%	100.0%
The distribution of our agricultural mortgage loan portfolios totaling $15.2 billion at amortized cost at December 31, 2024 by the key credit quality indicator of LTV was as follows:

December 31, 2024
LTV	Total
<65%	92.2%
65% - 75%	7.2%
76% - 80%	0.2%
>80%	0.4%
Total	100.0%
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
Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, consisting of single and multi-property projects, and are broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $8.9 billion and $8.7 billion, or 3.6% and 3.4% of cash and invested assets, at December 31, 2024 and 2023, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $2.3 billion and $3.4 billion unrealized gain position at December 31, 2024 and 2023, respectively.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analyses, we recorded an impairment (loss) of $19 million and $0 during the years ended December 31, 2024 and 2023, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2024		2023
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$3,015	33.9%	$2,692	31.0%
Apartment	719	8.1	866	10.0
Retail	681	7.6	691	8.0
Hotel	578	6.5	654	7.5
Land	299	3.4	259	3.0
Industrial	233	2.6	342	3.9
Other	33	0.4	13	0.1
Agriculture	18	0.2	7	0.1
Wholly-owned and real estate joint ventures	$5,576	62.7%	$5,524	63.6%
Diversified property types and multi-property	1,287	14.4	1,195	13.8
Real estate funds	2,039	22.9	1,971	22.6
Total real estate and real estate joint ventures	$8,902	100.0%	$8,690	100.0%
Geographical diversification: Wholly-owned and real estate joint ventures totaled $5.6 billion at December 31, 2024, substantially all of which were located in the U.S., at December 31, 2024, at carrying value. The portion of these properties located in Washington, D.C., Georgia, and Massachusetts were each 13%, at December 31, 2024, at carrying value.

Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2024 and 2023, the carrying value of other limited partnership interests was $7.1 billion and $7.8 billion, which included $12 million and $18 million of hedge funds, respectively. Other limited partnership interests were 2.8% and 3.1% of cash and invested assets at December 31, 2024 and 2023, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2024		2023
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$6,012	34.0%	$6,506	38.2%
Funds withheld	2,825	16.0%	3,018	17.7%
Operating joint venture	1,358	7.7%	614	3.6%
Annuities funding structured settlement claims	1,248	7.1%	1,256	7.4%
Affiliated investments	1,166	6.6%	1,130	6.6%
Company-owned life insurance policies	1,088	6.2%	414	2.4%
FVO securities	872	4.9%	746	4.4%
Tax credit and renewable energy partnerships	714	4.0%	1,034	6.6%
FHLBNY common stock	628	3.6%	637	3.7%
Leveraged leases	623	3.5%	689	4.0%
Equity securities	172	1.0%	347	1.2%
Direct financing leases	106	0.6%	116	0.7%
Other	862	4.8%	533	3.5%
Total	$17,674	100.0%	$17,040	100.0%
Percentage of cash and invested assets	7.1%		6.7%
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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 19 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2024 and 2023. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2024 and 2023.
•The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedging relationships for the years ended December 31, 2024, 2023 and 2022.
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
Certain variable annuity products with guaranteed minimum benefits are accounted for as MRBs and measured at estimated fair value. We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees.
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and the NYDFS statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
See “— Results of Operations — Consolidated Results” for an analysis of the year-over-year changes in net derivative gains (losses).
Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Consolidated Financial Statements:
•Note 4 (funding agreements, reported in PABs, and the related pledged collateral);
•Note 14 (long-term debt, short-term debt, Credit Facility, and debt and facility covenants); and
•Note 15 (restrictions on dividends and dividend payments).
•Risk Factors:
•“— Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value”;
•“— Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings”; and
•“— Economic Environment and Capital Markets Risks — We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions.”

Our business and results of operations are materially affected by conditions in the global financial markets and the economy generally due to our large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors. Such conditions may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Investments — Current Environment.”
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MLIC in light of market conditions, as well as changing needs and opportunities.
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At December 31, 2024 and 2023, our short-term liquidity position was $4.7 billion and $4.1 billion, respectively, and liquid assets were $63.3 billion and $67.1 billion, respectively.
Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid assets include short-term liquidity and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. A downgrade in our credit or insurer financial strength ratings, or the credit or insurer financial strength ratings of MetLife, Inc. or its other subsidiaries, could also negatively affect our liquidity. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition.
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
The amount of dividends that Metropolitan Life Insurance Company can pay to MetLife, Inc. is constrained by the amount of surplus Metropolitan Life Insurance Company holds to maintain its ratings, which provides an additional margin for risk protection and investment in its businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. by Metropolitan Life Insurance Company is governed by insurance laws and regulations. See “Business — Regulation — State Insurance Regulation.”
Affiliated Reinsurance Transactions
Metropolitan Life Insurance Company cedes certain products to two affiliated U.S. captive reinsurers and a wholly-owned non-U.S. reinsurer for risk and capital management purposes, as well as to manage statutory reserve requirements. The reinsurance ceded to the wholly-owned non-U.S. reinsurer is eliminated within our consolidated results of operations.
Our affiliated U.S. captive reinsurers are licensed under the Special Purpose Financial Captive law adopted by Vermont and South Carolina, their states of domicile. The statutory reserves of the affiliated ceding companies are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has entered into various support agreements in connection with the activities of these U.S. captive reinsurers.
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
Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Sources:
Operating activities, net	$6,530	$4,835
Investing activities, net	1,869	167
Long-term debt issued	—	210
Derivatives with certain financing elements and other derivative-related transactions, net	—	24
Other, net	96	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	2
Total sources	8,495	5,238
Uses:
Net change in PABs	3,708	2,994
Net change in payables for collateral under securities loaned and other transactions	519	2,381
Long-term debt repaid	245	—
Derivatives with certain financing elements and other derivative-related transactions, net	66	—
Dividends paid to MetLife, Inc.	3,476	2,471
Other, net	—	2
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	5	—
Total uses	8,019	7,848
Net increase (decrease) in cash and cash equivalents	$476	$(2,610)
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
At December 31, 2024 and 2023, the Company’s outstanding long-term debt of $1.6 billion and $1.9 billion, respectively, included $348 million and $437 million, respectively, which is non-recourse to the Company, subject to customary exceptions. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2024.
Liquidity and Capital Uses
The primary uses of liquidity and capital include: (i) dividends on common stock paid to MetLife, Inc.; (ii) debt repayments; (iii) contractual obligations, including PABs and insurance liabilities; (iv) pledged collateral; and (v) securities lending transactions and repurchase agreements. Additional details regarding certain of our primary uses of liquidity and capital are included in the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
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
The sum of the estimated cash flows of $144.3 billion ($34.3 billion of which are estimated to occur in one year or less) exceeds the liability amount of $102.1 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
Insurance Liabilities
Insurance liabilities include FPBs, MRBs, at estimated fair value, other policy-related balances and policyholder dividends payable, which are all reported on the consolidated balance sheet and are more fully described in Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $230.1 billion ($16.5 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $137.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2024 and 2023, general account surrenders and withdrawals from annuity products were $1.6 billion and $1.9 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2024, there were funding agreements totaling $125 million that could be put back to the Company.
Adopted Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance our investors’ understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
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
Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in “— Results of Operations” and “— Investments.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
Adjusted earnings
Adjusted earnings is used by the Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. For additional information relating to adjusted earnings, see “Financial Measure and Segment Accounting Policies” and “Corporate & Other” in Note 2 of the Notes to the Consolidated Financial Statements.
The following additional information is relevant to an understanding of our performance results:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.
•Total adjusted stockholder’s equity: total stockholder’s equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of accumulated other comprehensive income (accumulated other comprehensive income other than foreign currency translation adjustments) and the estimated fair value of certain ceded reinsurance-related embedded derivatives, all net of income tax.
•Allocated equity: the portion of total adjusted stockholder’s equity that MetLife’s management allocates to each of its segments based on local capital requirements and economic capital. See “— Risk Management — Economic Capital.”

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
Global Risk Management
Independent from the lines of business, the centralized Global Risk Management department, led by the CRO, coordinates across all risk committees to ensure that all material risks are properly identified, measured, monitored, managed and reported across the Company. The CRO reports to the CEO and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
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
•integrating climate risk into MetLife’s risk management framework and developing climate risk capabilities; and
•reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Compensation Committee of MetLife, Inc.’s Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

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
•Credit Risk: is the risk of loss or credit rating downgrade arising from an obligor or counterparty with a direct or contingent financial obligation to MetLife that is either unable or unwilling to meet its obligation in full and on a timely basis. These risks arise from public and private fixed income assets, private loans including real estate, derivative transactions, bank deposits, reinsurance treaties and other similar contracts.
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
•Non-Financial Risk: is the risk of failed or inadequate internal processes, human errors, system errors or external events that may result in financial loss, non-financial damage, and/or non-compliance with applicable laws and regulations. Non-Financial risk captures operational and compliance risks, including risks such as business interruption, customer protection, financial crime, privacy, and information security risk.
•Liquidity Risk: refers to the risk that MetLife is unable to raise cash or collateral necessary to meet current obligations.
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital can be deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business. MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. For further information, see “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
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
MetLife manages credit risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. MetLife also manages credit, market valuation and liquidity risk through industry and issuer diversification and asset allocation limits. These risk limits, approved annually by the Investment Risk Committee, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by MetLife’s economic capital framework. For real estate assets, MetLife manages credit and market risk through asset allocation limits and by diversifying by geography, property and product type.
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
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results most significantly from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain insurance liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and foreign currency insurance liabilities are the Japanese yen, the Euro and the British pound. We hedge foreign currency exchange rate risk with foreign currency swaps, forwards and options.
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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2024. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2024
(In millions)
Interest rate risk	$2,481
Foreign currency exchange rate risk	$42
Equity market risk	$119

The risk sensitivities derived used a 100-basis point increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices. The potential losses in estimated fair value presented are for non-trading securities.
The table below provides additional detail regarding the potential gain (loss) from changes in estimated fair value at:

	December 31, 2024
			Interest Rate Risk	Foreign Currency Exchange Rate Risk	Equity Market Risk
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates (2)	Assuming a 10% Depreciation in the U.S. Dollar (3)	Assuming a 10% Decrease in Equity Prices (4)
	(In millions)
Assets
Fixed maturity securities (5)		$141,704	$(8,234)	$1,561	$(83)
Mortgage loans		$56,824	(1,755)	238	—
Other		$33,860	(515)	223	(52)
Total assets			$(10,504)	$2,022	$(135)
Liabilities
Future policy benefits		$126,619	$5,911	$—	$—
Policyholder account balances		$83,986	1,707	(1,573)	—
Market risk benefits		$2,339	699	—	(310)
Short-term and long-term debt		$1,632	64	—	—
Other		$22,103	667	—	3
Total liabilities			$9,048	$(1,573)	$(307)
Derivative Instruments
Interest rate	$81,557	$958	$(900)	$—	$—
Foreign currency exchange rate	$39,542	$1,760	(102)	(494)	—
Credit	$10,248	$159	(6)	3	—
Equity market	$13,855	$4	(17)	—	323
Total derivative instruments			$(1,025)	$(491)	$323
Net Change			$(2,481)	$(42)	$(119)
Prior Year Net Change			$(3,812)	$(65)	$(41)
Increase/(Decrease)			$1,331	$23	$(78)
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
(5)Includes FVO securities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Fixed Maturity Securities Available-for-Sale – Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 10, and 12 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity and are significant to the determination of estimated fair value. When a price is not available in the active market or from an independent pricing service, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3.

Management applies considerable judgment in selecting unobservable inputs to value fixed maturity securities using internal matrix or discounted cash flow techniques. Unobservable assumptions reflect the Company’s own judgments about assumptions that a market participant would use in pricing the investment.

We have determined the fair value of fixed maturity securities valued using internal matrix pricing or discounted cash flow techniques is a critical audit matter due to the significant judgements made by management when determining the unobservable inputs. This required complex auditor judgment and an increased extent of effort, including the use of fair value specialists and credit specialists, in performing audit procedures to evaluate the estimate of fair value of these securities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques as a result of unobservable inputs included, among others, the following:

•We tested the effectiveness of controls over the determination of fair value.

•We tested the accuracy and completeness of relevant security attributes, such as maturity dates and coupon rates, used in the determination of fair values for the identified fixed maturity securities.

•With the involvement of our fair value specialists, we developed independent fair value estimates for a sample of securities and compared our estimates to the Company’s estimates and evaluated differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

•With the involvement of our credit specialists, we developed an independent expectation of the credit rating for a sample of securities where an external rating was not available and compared our estimates to the Company’s estimates and evaluated differences, including the impact on the fair value of the security.

Insurance Liabilities – Certain Assumptions Related to the Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions.

Management applies considerable judgment in evaluating actual experience and other information to determine current best estimate assumptions. Principal assumptions used in the valuation of future policy benefits for long-term care insurance include lapse, incidence, claim utilization, premium rate increases and mortality.

We have determined that future policy benefits for long-term care insurance is a critical audit matter because of the significant judgments made by management in setting assumptions used to estimate the future policy benefits liability. This required subjective auditor judgment and an increased extent of effort, including the involvement of actuarial specialists, when performing audit procedures to evaluate the judgments made and the reasonableness of the principal assumptions used in the valuation.

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

◦evaluated the intended application of principal assumptions in the valuation model on a sample basis.

Market Risk Benefits – Certain Assumptions Related to the Valuation of Market Risk Benefits for MetLife Holdings — Refer to Notes 1, 5, and 12 to the financial statements

Critical Audit Matter Description

Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. Market risk benefits are required to be measured at fair value.
Management applies considerable judgment in determining the actuarial and capital market assumptions to be used in the valuation models to estimate the fair value of market risk benefits. Principal assumptions include mortality, withdrawal, utilization, lapse, volatility, and nonperformance risk spread.

We have identified certain assumptions related to the valuation of market risk benefits, more specifically certain guaranteed minimum benefits associated with variable annuity contracts, as a critical audit matter due to the high degree of auditor judgment and an increased extent of effort, including the use of specialists, when performing audit procedures to evaluate the judgments made by management to estimate the fair value of market risk benefits.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market risk benefits included, among others, the following:

•We tested the effectiveness of controls over the assumptions used in the valuation of market risk benefits, including the related methodologies and assumptions used for determining fair value.

•With the involvement of our valuation and actuarial specialists, we:

◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the principal assumptions.

◦evaluated the intended application of principal assumptions in the valuation model on a sample basis.

◦evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently developed by our actuarial specialist.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 11, 2025

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	2024	2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $112 and $132, respectively); and amortized cost: $153,744 and $152,080, respectively	$140,832	$142,805
Mortgage loans (net of allowance for credit loss of $503 and $509, respectively; includes $198 and $166, respectively, relating to variable interest entities)	60,025	62,584
Policy loans	5,601	5,671
Real estate and real estate joint ventures (includes $2,000 and $1,427, respectively, relating to variable interest entities, $378 and $317, respectively, under the fair value option)	8,902	8,690
Other limited partnership interests	7,054	7,765
Short-term investments, at estimated fair value	2,391	3,048
Other invested assets (net of allowance for credit loss of $0 and $14, respectively; includes $729 and $805, respectively, of leveraged and direct financing leases; $112 and $117, respectively, relating to variable interest entities)	17,674	17,040
Total investments	242,479	247,603
Cash and cash equivalents, principally at estimated fair value	7,271	6,795
Accrued investment income	1,986	2,026
Premiums, reinsurance and other receivables	28,084	28,236
Market risk benefits, at estimated fair value	246	177
Deferred policy acquisition costs and value of business acquired	3,136	3,305
Current income tax recoverable	245	112
Deferred income tax asset	2,883	2,922
Other assets	4,264	4,312
Separate account assets	79,202	83,197
Total assets	$369,796	$378,685
Liabilities and Equity
Liabilities
Future policy benefits	$126,619	$129,182
Policyholder account balances	102,140	103,894
Market risk benefits, at estimated fair value	2,339	2,878
Other policy-related balances	8,338	8,289
Policyholder dividends payable	231	233
Payables for collateral under securities loaned and other transactions	11,271	11,790
Long-term debt	1,553	1,887
Other liabilities	23,669	23,719
Separate account liabilities	79,202	83,197
Total liabilities	355,362	365,069
Contingencies, Commitments and Guarantees (Note 19)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	7,444	7,645
Accumulated other comprehensive income (loss)	(5,994)	(6,872)
Total Metropolitan Life Insurance Company stockholder’s equity	13,930	13,253
Noncontrolling interests	504	363
Total equity	14,434	13,616
Total liabilities and equity	$369,796	$378,685
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Revenues
Premiums	$27,561	$24,718	$31,189
Universal life and investment-type product policy fees	1,500	1,664	1,817
Net investment income	11,635	11,206	10,122
Other revenues	1,775	1,673	1,694
Net investment gains (losses)	(450)	(1,375)	(127)
Net derivative gains (losses)	(106)	(1,537)	752
Total revenues	41,915	36,349	45,447
Expenses
Policyholder benefits and claims	28,781	26,150	33,133
Policyholder liability remeasurement (gains) losses	(148)	(150)	(11)
Market risk benefit remeasurement (gains) losses	(932)	(703)	(3,379)
Interest credited to policyholder account balances	3,819	3,602	2,509
Policyholder dividends	455	470	563
Other expenses	5,679	5,785	5,703
Total expenses	37,654	35,154	38,518
Income (loss) before provision for income tax	4,261	1,195	6,929
Provision for income tax expense (benefit)	776	60	1,273
Net income (loss)	3,485	1,135	5,656
Less: Net income (loss) attributable to noncontrolling interests	(9)	41	28
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,494	$1,094	$5,628
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Net income (loss)	$3,485	$1,135	$5,656
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(2,937)	5,841	(30,335)
Deferred gains (losses) on derivatives	321	(1,078)	(399)
Future policy benefits discount rate remeasurement gains (losses)	3,554	(2,957)	21,623
Market risk benefit instrument-specific credit risk remeasurement gains (losses)	(80)	(59)	(236)
Foreign currency translation adjustments	43	56	(177)
Defined benefit plans adjustment	40	(34)	325
Other comprehensive income (loss), before income tax	941	1,769	(9,199)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(63)	(321)	1,934
Other comprehensive income (loss), net of income tax	878	1,448	(7,265)
Comprehensive income (loss)	4,363	2,583	(1,609)
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	(9)	41	28
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$4,372	$2,542	$(1,637)
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$5	$12,464	$6,933	$(1,055)	$18,347	$174	$18,521
Capital contributions from MetLife, Inc.		12			12		12
Dividends to MetLife, Inc.			(3,539)		(3,539)		(3,539)
Change in equity of noncontrolling interests					—	10	10
Net income (loss)			5,628		5,628	28	5,656
Other comprehensive income (loss), net of income tax				(7,265)	(7,265)		(7,265)
Balance at December 31, 2022	5	12,476	9,022	(8,320)	13,183	212	13,395
Returns of capital		(1)			(1)		(1)
Dividends to MetLife, Inc.			(2,471)		(2,471)		(2,471)
Change in equity of noncontrolling interests					—	110	110
Net income (loss)			1,094		1,094	41	1,135
Other comprehensive income (loss), net of income tax				1,448	1,448		1,448
Balance at December 31, 2023	5	12,475	7,645	(6,872)	13,253	363	13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(3,476)		(3,476)		(3,476)
Change in equity of noncontrolling interests					—	150	150
Net income (loss)			3,494		3,494	(9)	3,485
Other comprehensive income (loss), net of income tax				878	878		878
Balance at December 31, 2024	$5	$12,475	$7,444	$(5,994)	$13,930	$504	$14,434
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$3,485	$1,135	$5,656
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	139	124	127
Amortization of premiums and accretion of discounts associated with investments, net	(820)	(858)	(595)
(Gains) losses on investments and from sales of businesses, net	447	1,353	127
(Gains) losses on derivatives, net	1,018	2,461	935
(Income) loss from equity method investments, net of dividends or distributions	481	1,098	890
Interest credited to policyholder account balances	3,751	3,623	2,293
Universal life and investment-type product policy fees	(1,153)	(1,175)	(1,163)
Change in fair value option securities	(170)	39	123
Change in accrued investment income	1	(146)	(230)
Change in premiums, reinsurance and other receivables	350	(992)	215
Change in market risk benefits	(688)	(455)	(3,141)
Change in deferred policy acquisition costs and value of business acquired, net	169	452	108
Change in income tax	(159)	(267)	853
Change in other assets	(23)	(77)	187
Change in insurance-related liabilities and policy-related balances	(493)	(1,546)	(1,330)
Change in other liabilities	(53)	84	(63)
Other, net	248	(18)	148
Net cash provided by (used in) operating activities	6,530	4,835	5,140
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	29,435	30,090	54,515
Equity securities	97	104	213
Mortgage loans	7,498	6,129	8,912
Real estate and real estate joint ventures	638	354	925
Other limited partnership interests	687	415	992
Short-term investments	5,633	7,271	8,914
Purchases and originations of:
Fixed maturity securities available-for-sale	(29,188)	(27,700)	(49,620)
Equity securities	(49)	(162)	(127)
Mortgage loans	(5,642)	(6,087)	(12,083)
Real estate and real estate joint ventures	(684)	(931)	(589)
Other limited partnership interests	(508)	(715)	(1,036)
Short-term investments	(5,050)	(7,438)	(6,727)
Cash received in connection with freestanding derivatives	829	1,628	2,967
Cash paid in connection with freestanding derivatives	(1,716)	(2,998)	(3,971)
Receipts on loans to affiliates	—	100	—
Purchases of loans to affiliates	—	—	(19)
Net change in policy loans	70	58	87
Net change in other invested assets	(230)	6	114
Other, net	49	43	31
Net cash provided by (used in) investing activities	$1,869	$167	$3,498
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from financing activities
Policyholder account balances - deposits	$72,004	$69,794	$85,285
Policyholder account balances - withdrawals	(75,712)	(72,788)	(80,492)
Net change in payables for collateral under securities loaned and other transactions	(519)	(2,381)	(10,695)
Long-term debt issued	—	210	64
Long-term debt repaid	(245)	—	(57)
Derivatives with certain financing elements and other derivative-related transactions, net	(66)	24	308
Dividends paid to MetLife, Inc.	(3,476)	(2,471)	(3,539)
Other, net	96	(2)	(57)
Net cash provided by (used in) financing activities	(7,918)	(7,614)	(9,183)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(5)	2	(7)
Change in cash and cash equivalents	476	(2,610)	(552)
Cash and cash equivalents, beginning of year	6,795	9,405	9,957
Cash and cash equivalents, end of year	$7,271	$6,795	$9,405
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$126	$131	$102
Income tax	$495	$374	$344
Non-cash transactions:
Fair value option securities received from an affiliate	$—	$—	$186
Fixed maturity securities available-for-sale disposed of in connection with a reinsurance transaction	$—	$6,527	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,776	$1,113	$7,450
Fixed maturity securities available-for-sale received from an affiliate	$—	$502	$139
Fixed maturity securities available-for-sale transferred to an affiliate	$—	$—	$328
Mortgage loans disposed of in connection with a reinsurance transaction	$—	$110	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$313	$34	$313
Real estate and real estate joint ventures received from an affiliate	$—	$—	$144
Real estate and real estate joint ventures transferred to an affiliate	$—	$—	$144
Other invested assets received in connection with the sale of other limited partnership interests	$299	$—	$—
Investment in affiliated unsecured note received in exchange for investment in affiliated preferred stock	$152	$—	$—
Policyholder account balances received in connection with affiliated reinsurance transactions	$—	$502	$—
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of insurance, annuities and employee benefits. MLIC is organized into three segments: Group Benefits; Retirement and Income Solutions (“RIS”); and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 for further information on the Company’s segments and Corporate & Other. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
Consolidation
The accompanying consolidated financial statements include the accounts of Metropolitan Life Insurance Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated.
The Company uses either the equity method of accounting or, the fair value option (“FVO”) for its investments in real estate joint ventures (“REJV”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company separately reports, as separate account assets and liabilities, investments held in separate accounts and corresponding policyholder liabilities of the same amount if all of the following criteria are met:
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
Future Policy Benefit Liabilities
Traditional Non-participating and Limited-payment Long-duration products
The Company establishes future policy benefit liabilities (“FPBs”) for amounts payable under traditional non-participating and limited-payment long-duration insurance and reinsurance policies which include, but are not limited to, pension risk transfers, structured settlements, institutional income annuities, long-term care, individual disability, as well as whole and term life products. Effective January 1, 2023, the Company adopted an accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “LDTI Transition Date”). Generally, amounts are payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums.
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
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs and assumptions used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the LDTI Transition Date or inception (for contracts sold after the LDTI Transition Date), as allowed by LDTI. The resulting remeasurement (gain) loss is recorded through net income and reflects the impact of the change in the NPR based on experience at the end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the LDTI Transition Date for contracts issued prior to the LDTI Transition Date) to the beginning of the quarter. The total contractual profit pattern is recognized over the expected life of the cohort by retrospectively updating the NPR. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
The change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the LDTI Transition Date, a cohort level locked-in discount rate was developed that reflected the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the LDTI Transition Date, the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
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
For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort, regardless of when premiums are received. This amortization of the DPL is recorded through net income within policyholder benefits and claims. Consistent with the Company’s measurement of traditional long-duration products, management also recognizes an FPB reserve for limited-payment contracts that is representative of the difference between the present value of expected future benefits and the present value of expected future net premiums, subject to retrospective remeasurement through net income and OCI, as described above. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in net income or OCI, depending on whether the flooring relates to the FPBs discounted at the locked-in discount rate versus the current upper-medium grade discount rate, respectively.
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
Premium Deficiency Reserves
Premium deficiency reserves may be established for short-duration contracts to provide for expected future losses and certain expenses that exceed unearned premiums. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. For universal life-type and certain participating contracts, a premium deficiency reserve may be established when existing contract liabilities, together with the present value of future fees and/or premiums, are not sufficient to cover the present value of future benefits and settlement costs. Anticipated investment income is also considered in the calculations of premium deficiency reserves for short-duration contracts, as well as universal life-type and certain participating contracts.
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
Market Risk Benefits
As defined by LDTI, market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. These contracts and contract features were generally recorded as embedded derivatives or additional insurance liabilities prior to the LDTI Transition Date. Certain contracts may have multiple contract features or guarantees. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.
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
All revenues and expenses are presented net of ceded reinsurance, as applicable.

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
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of deferred sales inducements is included in policyholder benefits and claims. Deferred sales inducement assets were $41 million and $45 million at December 31, 2024 and 2023, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the net consideration paid (received), and the liabilities ceded (assumed) related to the underlying reinsured contracts is generally considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent accounting for in-force blocks and new business assumed is the same as if the business was directly sold by the Company.
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Ceded (assumed) unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in policyholder benefits and claims. Any gain by the ceding entity on such retroactive agreement is deferred as a liability and is amortized over the estimated remaining settlement period.
The reinsurance recoverable for traditional non-participating and limited-payment contracts is generally measured using a net premium methodology to accrue the projected net gain or loss on reinsurance in proportion to the gross premiums of the underlying reinsured cohorts; and is updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The locked-in discount rate used to measure changes in the reinsurance recoverable recorded in net income was established at the LDTI Transition Date, or at the inception of the reinsurance coverage for reinsurance agreements entered into subsequent to the LDTI Transition Date. The reinsurance recoverable is remeasured to an upper-medium grade discount rate through OCI at each reporting date, similar to the underlying reinsured contracts. The reinsurance recoverable for other long-duration contracts and associated contract features is measured using assumptions and methods generally consistent with the underlying direct policies.
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts payable including funds withheld liabilities on coinsurance or modified coinsurance agreements are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, or when events or changes in circumstances indicate that its carrying amount may not be recoverable, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of an allowance for credit loss (“ACL”).
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
Premiums, fees, policyholder liability remeasurement (gains) losses, and policyholder benefits and claims include amounts assumed under reinsurance agreements and are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Investments
Net Investment Income
Net investment income includes primarily interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes: (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for FVO securities.
Net Investment Gains (Losses)
Net investment gains (losses) include primarily (i) realized gains (losses) from sales and other disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes and, to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL include both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and certain leases, and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain OLPI and REJV.
Net investment gains (losses) also include non-investment portfolio gains (losses) which do not relate to the performance of the investment portfolio, including gains (losses) from sales and divestitures of businesses and impairment of property, equipment, leasehold improvements and right-of-use (“ROU”) assets.
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
For purchased credit deteriorated fixed maturity securities AFS and financing receivables, an ACL is established at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment and is not recognized in earnings.
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
The Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase or origination based on expected lifetime credit loss on mortgage loans, in an amount that represents the portion of the amortized cost basis of such mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs of mortgage loan balances not considered collectible upon the realization of a credit loss, for commercial and agricultural mortgage loans typically through foreclosure. The charge-off is recorded in net investment gains (losses), net of amounts recognized in ACL. Cash recoveries on principal amounts previously charged-off are generally reported in net investment gains (losses). Upon foreclosure, the mortgage is de-recognized, the collateral received is recognized at fair value, and any difference between the net carrying value of the mortgage loan and the fair value of the collateral received is recognized within net investment gains (losses).
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
Real Estate
Real estate is stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis, without any provision for salvage value, over the estimated useful life of the asset (typically up to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate for impairment and tests for recoverability when the carrying value of the real estate exceeds its estimated fair value and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Properties whose carrying values are greater than their estimated undiscounted cash flows are written down to their estimated fair value.
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale and is not depreciated. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less estimated disposition costs.
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for an investee when it has more than a minor ownership interest or more than a minor influence over the investee’s operations but does not hold a controlling financial interest, including when the Company is not deemed the primary beneficiary of a VIE. Under the equity method, the Company recognizes its share of the investee's earnings within net investment income. Contributions made by the Company increase carrying value and distributions received by the Company reduce carrying value. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company accounts for its interest in REJV and OLPI in which it has virtually no influence over the investee’s operations at estimated fair value. Unrealized gains (losses), representing changes in estimated fair value of these investments, are recognized in earnings within net investment gains (losses). Due to the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting guidance.
The Company consolidates REJV and OLPI when it holds a controlling financial interest, or it is deemed the primary beneficiary of an investee that is a VIE. Assets of certain consolidated REJV and OLPI are initially recorded at estimated fair value. The Company elects the FVO for certain REJV that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for REJV and OLPI recorded at estimated fair value are recognized in net investment income.
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
•Company-owned life insurance policies are carried at cash surrender value.
•FVO securities are primarily investments in fixed maturity securities held-for-investment that are managed on a total return basis where the FVO has been elected, with changes in estimated fair value included in net investment income.
•Tax equity investments include low income housing tax credit partnerships and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit). Tax equity investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. See Note 18.
•Investments in Federal Home Loan Bank of New York (“FHLBNY”) common stock are carried at redemption value and are considered restricted investments until redeemed by FHLBNY. Dividends are recognized in net investment income when declared.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•Net investment in leveraged leases is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, and is reported net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax benefit. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
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
Other Accounting Policies
Stock-Based Compensation
The Company does not issue any awards payable in its common stock or options to purchase its common stock. MetLife, Inc. grants certain employees stock-based compensation awards under various plans, subject to vesting conditions. In accordance with a services agreement with an affiliate, the Company bears a proportionate share of stock-based compensation expense. The Company’s expense related to stock-based compensation included in other expenses was $56 million, $67 million and $67 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
The Company considers highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Securities included within cash equivalents are stated at estimated fair value, while other investments included within cash equivalents are stated at amortized cost which approximates estimated fair value.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment are determined using the straight-line method over the estimated useful lives of the assets, generally ranging from four to 40 years. Leasehold improvements are amortized over the shorter of the remaining lease term or useful life up to 20 years. The cost basis of the property, equipment and leasehold improvements was $800 million and $826 million at December 31, 2024 and 2023, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $746 million and $727 million at December 31, 2024 and 2023, respectively.
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
Other Revenues
Other revenues primarily include fees related to service contracts from customers for prepaid legal plans and administrative services-only (“ASO”) contracts, as well as recordkeeping and administrative services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and interest on ceded reinsurance deposit assets. These amounts are recognized as earned.
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
For the 2024 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $84 million, $2 million and $31 million in the Group Benefits, RIS and MetLife Holdings segments, respectively, at both December 31, 2024 and 2023.
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
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in the ASU are intended to improve segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments include:
(i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss on an annual and interim basis;
(ii) disclosures on an amount for other segment items by segment and a description of its composition on an annual and interim basis. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss;
(iii) providing all annual disclosures on a segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods; and
(iv) specifying the title and position of the CODM.

		Effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, applied on a retrospective basis.	The Company has included the enhanced disclosures within Note 2.
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
January 1, 2024, the Company adopted this update, applying a modified retrospective basis.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date

The key amendments in this update require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses incurred is also required.

Effective for annual periods beginning January 1, 2027, and
interim periods beginning January 1, 2028, to be applied prospectively with an option for retrospective application (with early adoption permitted).
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information
The Company is organized into three segments: Group Benefits, RIS and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Financial Measure and Segment Accounting Policies
Adjusted earnings is used by the Company’s CODM, its chief executive officer, to evaluate performance and allocate resources. Adjusted earnings and related measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and related measures based on adjusted earnings allow analysis of the Company’s performance relative to its business plan and facilitate comparisons to industry results.
Consistent with GAAP guidance for segment reporting, adjusted earnings is the Company’s GAAP measure of segment performance and is reported below. The Company believes the presentation of adjusted earnings enhances its investors’ understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
Adjusted earnings focuses on the Company’s primary businesses principally by excluding the impact of (i) market volatility which could distort trends, (ii) asymmetrical and non-economic accounting, (iii) revenues and costs related to divested businesses, and (iv) other adjustments. Also, adjusted earnings excludes results of discontinued operations under GAAP.
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings for the Company’s segments excludes net investment gains (losses), net derivative gains (losses), MRB remeasurement gains (losses) and goodwill impairments. Further, net investment income excludes adjusted earnings adjustments relating to joint ventures accounted for under the equity method, and policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
Asymmetrical and non-economic accounting adjustments are made in calculating adjusted earnings for the Company’s segments:
•Net investment income includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
•Other revenues include settlements of foreign currency earnings hedges and exclude asymmetrical accounting associated with in-force reinsurance.
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of FPBs, (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, (iii) asymmetrical accounting associated with in-force reinsurance, and (iv) non-economic

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Policyholder liability remeasurement gains (losses) excludes asymmetrical accounting associated with in-force reinsurance.
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
Other adjustments, which are applicable to the Company’s segments, are made in calculating adjusted earnings:
•Net investment income and interest credited to PABs excludes certain amounts related to contractholder-directed equity securities. Net investment income excludes returns on invested assets and cash and cash equivalents subject to ceded reinsurance arrangements with third parties (“Reinsurance adjustments”).
•Other revenues include fee revenue on synthetic guaranteed interest contracts (“GICs”) accounted for as freestanding derivatives.
•Other revenues exclude and other expenses include fees received in connection with services provided under transition service agreements.
•Other expenses exclude (i) Reinsurance adjustments, (ii) implementation of new insurance regulatory requirements and other costs, and (iii) acquisition, integration and other related costs. Other expenses include (i) deductions for net income attributable to noncontrolling interests, and (ii) benefits accrued on synthetic GICs accounted for as freestanding derivatives.
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
The Company’s segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements. In addition, segment accounting policies include the method of capital allocation described below.
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
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses, including the Company’s ancillary non-U.S. operations. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues and the elimination of intersegment amounts (which generally relate to intersegment loans bearing interest rates commensurate with related borrowings).
The financial measure and accounting policies used to prepare the Company’s segment results are the same as those used to prepare results for Corporate & Other. See “— Financial Measure and Segment Accounting Policies.”
Set forth in the tables below is certain financial information with respect to the Company’s segments for the years ended December 31, 2024, 2023 and 2022.

Year Ended December 31, 2024	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$21,430	$3,844	$2,289
Universal life and investment-type product policy fees	909	263	306
Net investment income (1)	1,223	6,717	3,600
Other revenues	723	278	165

Expenses
Policyholder benefits and claims and policyholder dividends	18,633	6,440	4,203
Policyholder liability remeasurement (gains) losses	(1)	(157)	10
Interest credited to PABs	190	2,844	369
Other expenses:
Amortization of DAC and VOBA	25	40	196
Interest expense on debt	2	15	14
Other segment expenses (2)	3,529	315	787
Provision for income tax expense (benefit)	401	332	154
Adjusted earnings	$1,506	$1,273	$627

Year Ended December 31, 2023	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$20,593	$1,776	$2,346
Universal life and investment-type product policy fees	878	264	519
Net investment income (1)	1,272	6,508	3,991
Other revenues	711	256	197

Expenses
Policyholder benefits and claims and policyholder dividends	17,976	4,163	4,462
Policyholder liability remeasurement (gains) losses	(26)	(158)	34
Interest credited to PABs	193	2,492	582
Other expenses:
Amortization of DAC and VOBA	26	31	224
Interest expense on debt	2	14	13
Other segment expenses (2)	3,300	513	795
Provision for income tax expense (benefit)	416	365	182
Adjusted earnings	$1,567	$1,384	$761

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2022	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$20,269	$8,425	$2,495
Universal life and investment-type product policy fees	855	267	695
Net investment income (1)	1,126	5,236	4,393
Other revenues	653	407	149

Expenses
Policyholder benefits and claims and policyholder dividends	18,157	10,666	4,757
Policyholder liability remeasurement (gains) losses	7	(85)	67
Interest credited to PABs	143	1,687	643
Other expenses:
Amortization of DAC and VOBA	26	28	237
Interest expense on debt	1	8	8
Other segment expenses (2)	3,055	340	801
Provision for income tax expense (benefit)	318	350	240
Adjusted earnings	$1,196	$1,341	$979
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Years Ended December 31,
	2024	2023	2022
Group Benefits	—%	—%	1%
RIS	3%	1%	5%
MetLife Holdings	4%	2%	7%
(2)Includes direct and allocated expenses, pension, postretirement and postemployment benefit costs, premium taxes, other taxes, and licenses & fees, as well as commissions and other variable expenses. This line item is net of capitalization of DAC.
The Company does not report total assets by segment, as this metric is not used to allocate resources or evaluate segment performance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Total segment adjusted earnings	$3,406	$3,712	$3,516
Corporate & Other	(32)	(223)	(510)
Total consolidated adjusted earnings	3,374	3,489	3,006
Net investment gains (losses)	(450)	(1,375)	(127)
Net derivative gains (losses)	(106)	(1,537)	752
Market risk benefit remeasurement gains (losses)	932	703	3,379
Investment hedge adjustments	(399)	(777)	(576)
Other	142	12	(74)
Provision for income tax (expense) benefit	(8)	620	(704)
Net income (loss)	$3,485	$1,135	$5,656

Segment revenues:
Group	$24,285	$23,454	$22,903
RIS	11,102	8,804	14,335
MetLife Holdings	6,360	7,053	7,732
Total segment revenues	41,747	39,311	44,970
Net investment gains (losses)	(450)	(1,375)	(127)
Net derivative gains (losses)	(106)	(1,537)	752
Investment hedge adjustments	(399)	(777)	(576)
Other	1,123	727	428
Total consolidated revenues	$41,915	$36,349	$45,447

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Life insurance	$14,753	$14,721	$14,809
Accident & health insurance	10,952	10,460	10,111
Annuities	4,678	2,412	9,346
Other	453	462	434
Total	$30,836	$28,055	$34,700
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one RIS customer were $8.1 billion for the year ended December 31, 2022, which represented 23% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from one Group Benefits customer were $3.7 billion, $3.6 billion and $3.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively, which represented 12%, 13% and 11% of the consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2024, 2023 or 2022.
3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated DPLs, additional insurance liabilities, participating life and short-duration contracts.
The Company’s FPBs on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$47,551	$48,695
MetLife Holdings - Long-term care	14,537	15,240
Deferred Profit Liabilities:
RIS - Annuities	3,086	3,000
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	1,969	1,841
MetLife Holdings - Participating life	42,663	43,586
Other long-duration (1)	6,300	6,605
Short-duration and other	10,513	10,215
Total	$126,619	$129,182
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
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	(16)	(44)	—
Adjusted balance	(16)	(44)	—
Issuances	3,557	1,607	8,326
Net premiums collected	(3,541)	(1,563)	(8,326)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$48,886	$48,190	$54,172

Balance at January 1, at original discount rate	$47,991	$49,194	$42,453
Effect of changes in cash flow assumptions (1)	(234)	(193)	(99)
Effect of actual variances from expected experience (2)	(90)	(411)	(136)
Adjusted balance	47,667	48,590	42,218
Issuances	3,578	1,642	8,427
Interest accrual	2,421	2,377	2,182
Benefit payments	(4,475)	(4,618)	(3,633)
Balance at December 31, at original discount rate	49,191	47,991	49,194
Effect of changes in discount rate assumptions	(1,281)	895	(1,004)
Balance at December 31, at current discount rate at balance sheet date	47,910	48,886	48,190

Cumulative amount of fair value hedging adjustments	(359)	(191)	(200)
Net liability for FPBs	$47,551	$48,695	$47,990

Undiscounted - Expected future benefit payments	$93,692	$93,959	$95,493
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$47,910	$48,886	$48,190
Weighted-average duration of the liability	9 years	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.0%	4.9%
Weighted-average current discount rate at balance sheet date	5.6%	5.1%	5.5%
__________________
(1)    For the year ended December 31, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $112 million. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $136 million. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $113 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
(2)    For the year ended December 31, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $39 million. For the year ended December 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $269 million. For the year ended December 31, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $51 million.
For each of the years ended December 31, 2024, 2023 and 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.
For the years ended December 31, 2024 and 2022, the net effect of actual variances from expected experience was primarily driven by favorable mortality. For the year ended December 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality, an amendment of an affiliated reinsurance agreement and model refinements.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the year ended December 31, 2024, the Company recognized a net remeasurement gain related to the net effect of changes in cash flow assumptions. For the year ended December 31, 2022, the Company incurred a loss at issue of $91 million and recognized a net remeasurement gain of $8 million attributable to cohorts with no DPL or where the DPL was depleted during the year.
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
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$5,687	$5,775	$7,058

Balance at January 1, at original discount rate	$5,566	$5,807	$5,699
Effect of changes in cash flow assumptions	212	(152)	272
Effect of actual variances from expected experience	74	199	120
Adjusted balance	5,852	5,854	6,091
Interest accrual	285	294	298
Net premiums collected	(569)	(582)	(582)
Balance at December 31, at original discount rate	5,568	5,566	5,807
Effect of changes in discount rate assumptions	(93)	121	(32)
Balance at December 31, at current discount rate at balance sheet date	$5,475	$5,687	$5,775

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$20,927	$19,619	$27,627

Balance at January 1, at original discount rate	$20,494	$20,165	$19,406
Effect of changes in cash flow assumptions	205	(190)	301
Effect of actual variances from expected experience	84	223	115
Adjusted balance	20,783	20,198	19,822
Interest accrual	1,089	1,070	1,043
Benefit payments	(848)	(774)	(700)
Balance at December 31, at original discount rate	21,024	20,494	20,165
Effect of changes in discount rate assumptions	(1,012)	433	(546)
Balance at December 31, at current discount rate at balance sheet date	20,012	20,927	19,619
Other adjustments	—	—	1
Net liability for FPBs	$14,537	$15,240	$13,845

Undiscounted:
Expected future gross premiums	$10,644	$10,603	$11,201
Expected future benefit payments	$44,981	$45,016	$45,872
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,966	$7,139	$7,200
Expected future benefit payments	$20,012	$20,927	$19,619
Weighted-average duration of the liability	14 years	15 years	15 years
Weighted -average interest accretion (original locked-in) rate	5.4%	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.8%	5.2%	5.6%
For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in assumptions associated with an increase in incidence rates. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to inflation, which increased the expected cost of care.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPBs reserve for long-term care products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
assumptions include mortality, lapse, incidence, claim utilization, claim cost inflation, claim continuance, and premium rate increases.

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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2024	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1	$1,841	$1,642	$1,623
Less: AOCI adjustment	(14)	(63)	66
Balance, at January 1, before AOCI adjustment	1,855	1,705	1,557
Effect of changes in cash flow assumptions	(1)	26	18
Effect of actual variances from expected experience	37	16	31
Adjusted balance	1,891	1,747	1,606
Assessments accrual	89	91	90
Interest accrual	97	90	82
Excess benefits paid	(91)	(73)	(73)
Balance, at December 31, before AOCI adjustment	1,986	1,855	1,705
Add: AOCI adjustment	(17)	(14)	(63)
Balance, at December 31	1,969	1,841	1,642
Less: Reinsurance recoverables	1,969	1,841	627
Balance, at December 31, net of reinsurance	$—	$—	$1,015

Weighted-average duration of the liability	16 years	17 years	18 years
Weighted-average interest accretion rate	5.2%	5.2%	5.2%
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
The Company’s gross premiums or assessments and interest expense recognized in the consolidated statements of operations for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Years Ended December 31,
	2024		2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$3,617	$2,421	$1,584	$2,377	$8,353	$2,182
MetLife Holdings - Long-term care	724	804	731	776	734	745
Deferred Profit Liabilities:
RIS - Annuities	N/A	150	N/A	144	N/A	136
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	370	97	452	90	470	82
Other long-duration	888	306	887	304	821	301
Total	$5,599	$3,778	$3,654	$3,691	$10,378	$3,446
__________________
(1)Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2)Interest expense is included in policyholder benefits and claims.
Participating Business
Participating business represented 2% of the Company’s life insurance in-force at both December 31, 2024 and 2023. Participating policies represented 10%, 11% and 13% of gross traditional life insurance premiums for the years ended December 31, 2024, 2023 and 2022, respectively.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2024. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. The information about incurred and paid claims development prior to 2024 is presented as supplementary information.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
Group Benefits
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2024
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$7,040	$7,015	$7,014	$7,021	$7,024	$7,025	$7,026	$7,026	$7,028	$7,030	$1	219,340
2016		7,125	7,085	7,095	7,104	7,105	7,104	7,107	7,109	7,110	1	221,405
2017			7,432	7,418	7,425	7,427	7,428	7,428	7,432	7,434	2	264,746
2018				7,757	7,655	7,646	7,650	7,651	7,652	7,659	3	253,393
2019					7,935	7,900	7,907	7,917	7,914	7,921	4	255,494
2020						8,913	9,367	9,389	9,384	9,388	6	302,292
2021							10,555	10,795	10,777	10,783	10	335,468
2022								9,640	9,653	9,662	21	335,417
2023									9,584	9,471	43	314,144
2024										9,909	1,226	264,726
Total										86,367
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(83,214)
All outstanding liabilities for incurral years prior to 2015, net of reinsurance										6
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,159

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(In millions)
2015	$5,524	$6,913	$6,958	$6,974	$7,008	$7,018	$7,022	$7,024	$7,027	$7,029
2016		5,582	6,980	7,034	7,053	7,086	7,096	7,100	7,106	7,109
2017			5,761	7,292	7,355	7,374	7,400	7,414	7,427	7,431
2018				6,008	7,521	7,578	7,595	7,629	7,646	7,652
2019					6,178	7,756	7,820	7,853	7,898	7,908
2020						6,862	9,103	9,242	9,296	9,353
2021							8,008	10,476	10,640	10,689
2022								7,101	9,399	9,536
2023									6,929	9,225
2024										7,282
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$83,214
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	75.9%	21.6%	1.0%	0.3%	0.5%	0.2%	0.1%	0.1%	—%	—%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
Group Long-term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2024
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$1,082	$1,105	$1,093	$1,100	$1,087	$1,081	$1,067	$1,086	$1,078	$1,069	$—	21,220
2016		1,131	1,139	1,159	1,162	1,139	1,124	1,123	1,086	1,108	—	17,974
2017			1,244	1,202	1,203	1,195	1,165	1,181	1,101	1,135	—	16,329
2018				1,240	1,175	1,163	1,147	1,170	1,102	1,150	—	15,216
2019					1,277	1,212	1,169	1,177	1,103	1,166	—	15,426
2020						1,253	1,223	1,155	1,100	1,158	—	15,813
2021							1,552	1,608	1,477	1,586	—	19,663
2022								1,641	1,732	1,578	7	18,364
2023									1,725	1,722	41	20,089
2024										1,890	840	12,419
Total										13,562
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,981)
All outstanding liabilities for incurral years prior to 2015, net of reinsurance										1,468
Total unpaid claims and claim adjustment expenses, net of reinsurance										$8,049

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(In millions)
2015	$50	$264	$427	$524	$601	$665	$718	$764	$801	$844
2016		49	267	433	548	628	696	750	769	839
2017			56	290	476	579	655	719	718	812
2018				54	314	497	594	666	663	775
2019					57	342	522	620	621	764
2020						59	355	535	560	706
2021							95	505	620	902
2022								76	609	721
2023									84	520
2024										98
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,981
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-term Disability	5.0%	24.2%	13.5%	9.3%	6.7%	6.0%	4.9%	4.8%	4.9%	4.0%

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
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses increased in 2024 compared to the 2023 incurral year due to the growth in the size of the business. For Group Long-term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2024 compared to 2023 incurral year due to the growth in the size of the business.
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
The liabilities for Group Long-term Disability unpaid claims and claim adjustment expenses were $6.8 billion and $6.7 billion at December 31, 2024 and 2023, respectively. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.5 billion and $1.3 billion at December 31, 2024 and 2023, respectively. The amount of interest accretion recognized was $464 million, $516 million and $461 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts were reflected in policyholder benefits and claims.
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

	December 31, 2024
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
Group Benefits:
Group Life - Term	$3,159
Group Long-term Disability	8,049
Total		$11,208
Other insurance lines - all segments combined		897
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		12,105

Reinsurance recoverables on unpaid claims:
Group Benefits:
Group Life - Term	10
Group Long-term Disability	297
Total		307
Other insurance lines - all segments combined		29
Total reinsurance recoverable on unpaid claims		336
Total unpaid claims and allocated claims adjustment expense		12,441
Discounting		(1,506)
Liability for unpaid claims and claim adjustment liabilities - short-duration		10,935
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		763
Total liability for unpaid claims and claim adjustment expense (includes $7.0 billion of FPBs and $4.7 billion of other policy-related balances)		$11,698

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits — (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$11,609	$11,300	$10,820
Less: Reinsurance recoverables	1,740	1,633	1,857
Net balance at January 1,	9,869	9,667	8,963
Incurred related to:
Current year	20,371	19,983	19,997
Prior years (1)	(264)	14	359
Total incurred	20,107	19,997	20,356
Paid related to:
Current year	(15,047)	(14,484)	(14,439)
Prior years	(5,235)	(5,311)	(5,213)
Total paid	(20,282)	(19,795)	(19,652)
Net balance at December 31,	9,694	9,869	9,667
Add: Reinsurance recoverables	2,004	1,740	1,633
Balance at December 31,	$11,698	$11,609	$11,300
__________________
(1)For the year ended December 31, 2024, incurred claims and claim adjustment expenses associated with prior years decreased due to favorable claims experience in the current year. For the year ended December 31, 2023, incurred claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in 2023. For the year ended December 31, 2022, incurred claims and claim adjustment expenses include expenses associated with prior years but reported in 2022 which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.

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

The Company’s PABs on the consolidated balance sheets were as follows at:

	December 31, 2024	December 31, 2023
	(In millions)
Group Benefits - Group life	$7,469	$7,605
RIS:
Capital markets investment products and stable value GICs	57,799	58,554
Annuities and risk solutions	11,673	10,650
MetLife Holdings - Annuities	9,513	10,888
Other	15,686	16,197
Total	$102,140	$103,894

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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$7,605	$7,954	$7,889
Deposits	3,481	3,227	3,227
Policy charges	(658)	(635)	(612)
Surrenders and withdrawals	(3,132)	(3,121)	(2,680)
Benefit payments	(13)	(12)	(10)
Net transfers from (to) separate accounts	(3)	—	(2)
Interest credited	189	192	142
Balance at December 31,	$7,469	$7,605	$7,954

Weighted-average annual crediting rate	2.5%	2.5%	1.8%

At period end:
Cash surrender value	$7,407	$7,543	$7,900
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$263,198	$250,033	$244,638
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$456	$—	$726	$4,086	$5,268
Equal to or greater than 2% but less than 4%	1,247	100	61	1	1,409
Equal to or greater than 4%	682	—	39	37	758
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	34
Total	$2,385	$100	$826	$4,124	$7,469

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$863	$4,558	$5,421
Equal to or greater than 2% but less than 4%	1,196	9	62	2	1,269
Equal to or greater than 4%	727	1	43	34	805
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	110
Total	$1,923	$10	$968	$4,594	$7,605

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$899	$4,471	$236	$5,606
Equal to or greater than 2% but less than 4%	1,303	52	21	—	1,376
Equal to or greater than 4%	803	1	11	30	845
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	127
Total	$2,106	$952	$4,503	$266	$7,954
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements.
In addition, the Company has entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The PAB balances for FHLBNY funding agreements were $12.8 billion and $13.0 billion at December 31, 2024 and 2023, respectively. These advances are collateralized by residential mortgage-backed securities (“RMBS”) with an estimated fair value of $16.4 billion and $15.9 billion at December 31, 2024 and 2023, respectively. The Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, FHLBNY’s recovery on the collateral is limited to the amount of the Company’s liability to FHLBNY. The PAB balances for the Farmer Mac funding agreements were $2.1 billion at both December 31, 2024 and 2023. The obligations under the Farmer Mac funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The carrying value of such collateral was $2.2 billion at both December 31, 2024 and 2023.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
Information regarding the RIS segment’s capital markets investment products and stable value GICs in PABs was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$58,554	$58,508	$58,495
Deposits	65,802	62,605	74,689
Surrenders and withdrawals	(67,924)	(65,444)	(75,129)
Interest credited	2,190	1,907	1,190
Effect of foreign currency translation and other, net	(823)	978	(737)
Balance at December 31,	$57,799	$58,554	$58,508

Weighted-average annual crediting rate	3.8%	3.3%	2.1%
Cash surrender value at period end	$1,524	$1,583	$1,706
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,675	$2,675
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	55,124
Total	$—	$—	$—	$2,675	$57,799

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,621	$2,622
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	55,932
Total	$—	$—	$1	$2,621	$58,554

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$1	$3,053	$3,054
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	55,454
Total	$—	$—	$1	$3,053	$58,508

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$10,650	$10,244	$10,009
Deposits	1,776	850	912
Policy charges	(123)	(160)	(135)
Surrenders and withdrawals	(518)	(215)	(176)
Benefit payments	(576)	(547)	(555)
Net transfers from (to) separate accounts	27	53	(1)
Interest credited	472	427	396
Other	(35)	(2)	(206)
Balance at December 31,	$11,673	$10,650	$10,244

Weighted-average annual crediting rate	4.3%	4.2%	4.0%

At period end:
Cash surrender value	$7,462	$6,798	$6,365
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$33,128	$33,148	$33,908
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$11	$2,083	$2,094
Equal to or greater than 2% but less than 4%	195	32	357	28	612
Equal to or greater than 4%	3,623	—	165	6	3,794
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,173
Total	$3,818	$32	$533	$2,117	$11,673

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,490	$1,510
Equal to or greater than 2% but less than 4%	249	34	7	432	722
Equal to or greater than 4%	3,607	—	165	5	3,777
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,641
Total	$3,856	$34	$192	$1,927	$10,650

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$64	$1,201	$1,265
Equal to or greater than 2% but less than 4%	301	39	40	375	755
Equal to or greater than 4%	3,657	122	1	4	3,784
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,440
Total	$3,958	$161	$105	$1,580	$10,244

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$10,888	$12,598	$13,692
Deposits	153	172	229
Policy charges	(11)	(12)	(13)
Surrenders and withdrawals	(1,609)	(1,916)	(1,453)
Benefit payments	(382)	(408)	(406)
Net transfers from (to) separate accounts	146	72	198
Interest credited	318	359	375
Other	10	23	(24)
Balance at December 31,	$9,513	$10,888	$12,598

Weighted-average annual crediting rate	3.2%	3.1%	2.9%

At period end:
Cash surrender value	$8,891	$10,181	$11,688
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death (2)	$2,540	$2,821	$4,354
At annuitization or exercise of other living benefits (3)	$709	$646	$917
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$2	$140	$441	$75	$658
Equal to or greater than 2% but less than 4%	1,639	5,669	519	107	7,934
Equal to or greater than 4%	392	151	6	—	549
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	372
Total	$2,033	$5,960	$966	$182	$9,513

December 31, 2023
Equal to or greater than 0% but less than 2%	$36	$307	$378	$252	$973
Equal to or greater than 2% but less than 4%	1,033	7,197	454	202	8,886
Equal to or greater than 4%	426	145	27	—	598
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	431
Total	$1,495	$7,649	$859	$454	$10,888

December 31, 2022
Equal to or greater than 0% but less than 2%	$934	$4	$8	$16	$962
Equal to or greater than 2% but less than 4%	9,381	892	186	12	10,471
Equal to or greater than 4%	593	43	—	—	636
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	529
Total	$10,908	$939	$194	$28	$12,598
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the consolidated balance sheets were as follows at:

	December 31,
	2024			2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$231	$2,300	$2,069	$156	$2,858	$2,702
Other	15	39	24	21	20	(1)
Total	$246	$2,339	$2,093	$177	$2,878	$2,701
Rollforwards
The following information about the direct and assumed liabilities (assets) for MRBs includes a disaggregated rollforward. The products grouped within this rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
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

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$2,702	$3,071	$5,715

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,741	$3,164	$6,017
Attributed fees collected	295	315	316
Benefit payments	(89)	(57)	(42)
Effect of changes in interest rates	(717)	(156)	(3,584)
Effect of changes in capital markets	(431)	(734)	896
Effect of changes in equity index volatility	39	(120)	41
Actual policyholder behavior different from expected behavior	180	115	3
Effect of changes in future expected policyholder behavior and other assumptions (1)	19	9	(317)
Effect of foreign currency translation and other, net (2)	45	219	72
Effect of changes in risk margin	(56)	(14)	(238)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,026	2,741	3,164
Cumulative effect of changes in the instrument-specific credit risk	43	(39)	(93)
Balance at December 31,	$2,069	$2,702	$3,071

At period end:
Net amount at risk, excluding offsets from hedging (3):
In the event of death (4)	$2,540	$2,821	$4,354
At annuitization or exercise of other living benefits (5)	$709	$646	$917
Weighted-average attained age of contractholders:
In the event of death (4)	71 years	70 years	69 years
At annuitization or exercise of other living benefits (5)	70 years	70 years	69 years
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
(3)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 4.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
5. Market Risk Benefits (continued)
Other
In addition to the disaggregated MRB product rollforward above, the Company offers other products with guaranteed minimum benefit features. These MRBs are measured at estimated fair value with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 12 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding these product liabilities (assets) was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$(1)	$25	$286

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2	$34	$322
Attributed fees collected	2	2	2
Effect of changes in interest rates	(23)	(9)	(156)
Effect of changes in capital markets	—	—	(2)
Actual policyholder behavior different from expected behavior	—	(26)	(5)
Effect of changes in future expected policyholder behavior and other assumptions	1	1	(2)
Effect of foreign currency translation and other, net	47	—	(125)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	29	2	34
Cumulative effect of changes in the instrument-specific credit risk	(5)	(3)	(9)
Balance at December 31,	$24	$(1)	$25

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
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $54.1 billion and $54.7 billion at December 31, 2024 and 2023, respectively, for which the contractholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the contractholder which totaled $25.1 billion and $28.5 billion at December 31, 2024 and 2023, respectively. The latter category consisted primarily of GICs. The average interest rate credited on these contracts was 2.6% at both December 31, 2024 and 2023.
Separate Account Liabilities
The Company’s separate account liabilities on the consolidated balance sheets were as follows at:

	December 31, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$32,761	$35,562
Annuities	11,001	11,659
MetLife Holdings - Annuities	27,766	29,162
Other	7,674	6,814
Total	$79,202	$83,197
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Balance, January 1, 2022	$54,391	$21,292	$40,096
Premiums and deposits	4,329	1,233	266
Policy charges	(263)	(25)	(665)
Surrenders and withdrawals	(5,882)	(7,481)	(2,906)
Benefit payments	(108)	—	(431)
Investment performance	(4,492)	(2,823)	(7,722)
Net transfers from (to) general account	57	(56)	(199)
Other (1)	(4,783)	(446)	4
Balance, December 31, 2022	$43,249	$11,694	$28,443
Premiums and deposits	1,643	175	256
Policy charges	(232)	(21)	(608)
Surrenders and withdrawals	(11,087)	(944)	(2,942)
Benefit payments	(95)	—	(464)
Investment performance	2,241	774	4,548
Net transfers from (to) general account	(56)	3	(73)
Other	(101)	(22)	2
Balance, December 31, 2023	$35,562	$11,659	$29,162
Premiums and deposits	1,655	145	235
Policy charges	(218)	(21)	(602)
Surrenders and withdrawals	(5,376)	(918)	(3,782)
Benefit payments	(87)	—	(491)
Investment performance	1,301	83	3,399
Net transfers from (to) general account	(28)	—	(146)
Other	(48)	53	(9)
Balance, December 31, 2024	$32,761	$11,001	$27,766

Cash surrender value at December 31, 2022 (2)	$38,420	N/A	$28,292
Cash surrender value at December 31, 2023 (2)	$30,841	N/A	$29,016
Cash surrender value at December 31, 2024 (2)	$28,089	N/A	27,640
_______________
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	December 31, 2024
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,865	$—	$9,865
Public utilities	—	1,075	—	1,075
Municipals	—	219	—	219
Corporate bonds:
Materials	—	244	—	244
Communications	—	800	—	800
Consumer	—	1,862	—	1,862
Energy	—	952	—	952
Financial	—	3,403	—	3,403
Industrial and other	—	769	—	769
Technology	—	513	—	513
Total corporate bonds	—	8,543	—	8,543
Total bonds	—	19,702	—	19,702
Mortgage-backed securities	—	8,842	—	8,842
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	1,904	—	1,904
Redeemable preferred stock	—	8	—	8
Total fixed maturity securities	—	30,456	—	30,456
Equity securities	—	2,726	—	2,726
Mutual funds	1,319	4,069	34,024	39,412
Other invested assets	—	1,268	—	1,268
Total investments	1,319	38,519	34,024	73,862
Other assets	—	5,340	—	5,340
Total	$1,319	$43,859	$34,024	$79,202

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
6. Separate Accounts (continued)

	December 31, 2023
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$10,112	$—	$10,112
Public utilities	—	1,066	—	1,066
Municipals	—	346	—	346
Corporate bonds:
Materials	—	251	—	251
Communications	—	1,019	—	1,019
Consumer	—	2,108	—	2,108
Energy	—	1,089	—	1,089
Financial	—	3,764	—	3,764
Industrial and other	—	840	—	840
Technology	—	561	—	561
Total corporate bonds	—	9,632	—	9,632
Total bonds	—	21,156	—	21,156
Mortgage-backed securities	—	9,515	—	9,515
ABS & CLO	—	2,341	—	2,341
Redeemable preferred stock	—	9	—	9
Total fixed maturity securities	—	33,021	—	33,021
Equity securities	—	3,119	—	3,119
Mutual funds	1,159	3,672	34,728	39,559
Other invested assets	—	1,425	—	1,425
Total investments	1,159	41,237	34,728	77,124
Other assets	—	6,073	—	6,073
Total	$1,159	$47,310	$34,728	$83,197

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
DAC and VOBA
Information regarding total DAC and VOBA, DAC by segment, and Corporate & Other, was as follows at:

	Group Benefits	RIS	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2022	$272	$112	$3,457	$6	$3,847
Capitalizations	18	51	—	120	189
Amortization	(26)	(26)	(237)	(6)	(295)
Balance at December 31, 2022	264	137	3,220	120	3,741
Capitalizations	18	46	(1)	55	118
Amortization	(27)	(28)	(224)	(17)	(296)
Other (2)	—	—	(272)	—	(272)
Balance at December 31, 2023	255	155	2,723	158	3,291
Capitalizations	14	97	(1)	—	110
Amortization	(25)	(38)	(196)	(18)	(277)
Balance at December 31, 2024	$244	$214	$2,526	$140	$3,124

Total DAC and VOBA:
Balance at December 31, 2022					$3,757
Balance at December 31, 2023					$3,305
Balance at December 31, 2024					$3,136
__________________
(1)Includes DAC balances primarily related to whole life, variable annuities, term life, long-term care, and universal life products.
(2)MetLife Holdings segment includes activity for total DAC ceded at the date of inception related to a reinsurance agreement. See Note 8 for further information on the transaction.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
VODA and VOCRA:
Balance at January 1,	$84	$99	$116
Amortization	(13)	(15)	(17)
Balance at December 31,	$71	$84	$99
Accumulated amortization	$386	$373	$358
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	RIS	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2022	$21	$195	$216
Deferrals	1	45	46
Amortization	(4)	(13)	(17)
Balance at December 31, 2022	18	227	245
Deferrals	2	33	35
Amortization	(4)	(14)	(18)
Other (1)	—	(241)	(241)
Balance at December 31, 2023	16	5	21
Deferrals	2	—	2
Amortization	(4)	—	(4)
Balance at December 31, 2024	$14	$5	$19
__________________
(1)     MetLife Holdings segment includes activity for total UREV ceded at the date of inception related to a reinsurance agreement. See Note 8 for further information on the transaction.
Significant Methodologies and Assumptions
UREV is amortized similarly to DAC and VOBA, see “— DAC and VOBA.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance
The Company enters into reinsurance agreements that transfer risk from its various insurance products to affiliated and unaffiliated companies. These cessions limit losses, minimize exposure to significant risks and provide additional capacity for future growth. The Company also provides reinsurance for various insurance products by accepting risk from affiliates and unaffiliated companies.
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
The Company reinsures a 90% quota share of its Group Term Life business and a 50% quota share of its Group Dental business for capital management purposes. The Company also reinsures a 90% quota share of its vision business to an affiliate. The majority of the Company’s other reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of these policies.
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
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. For the Group Benefits segment, the Company purchases catastrophe coverage to reinsure risks issued within territories that the Company believes are subject to the greatest catastrophic risks. For its other segments, the Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Excess of retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2024 and 2023, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.3 billion and $1.4 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company had $9.0 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $8.2 billion, or 91%, were with the Company’s five largest unaffiliated ceded reinsurers, including $898 million of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2023, the Company had $9.6 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $8.9 billion, or 93%, were with the Company’s five largest unaffiliated ceded reinsurers, including $925 million of net unaffiliated ceded reinsurance recoverables which were unsecured.
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
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Premiums
Direct premiums	$27,678	$25,027	$31,265
Reinsurance assumed	1,029	847	872
Reinsurance ceded	(1,146)	(1,156)	(948)
Net premiums	$27,561	$24,718	$31,189
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,052	$2,019	$2,079
Reinsurance assumed	18	(17)	30
Reinsurance ceded	(570)	(338)	(292)
Net universal life and investment-type product policy fees	$1,500	$1,664	$1,817
Other revenues
Direct other revenues	$1,012	$1,025	$1,025
Reinsurance assumed	159	125	54
Reinsurance ceded	604	523	615
Net other revenues	$1,775	$1,673	$1,694
Policyholder benefits and claims
Direct policyholder benefits and claims	$29,260	$26,768	$33,433
Reinsurance assumed	1,016	708	856
Reinsurance ceded	(1,495)	(1,326)	(1,156)
Net policyholder benefits and claims	$28,781	$26,150	$33,133
Policyholder liability remeasurement (gains) losses
Direct policyholder liability remeasurement (gains) losses	$(109)	$(87)	$43
Reinsurance assumed	(18)	(48)	(39)
Reinsurance ceded	(21)	(15)	(15)
Net policyholder liability remeasurement (gains) losses	$(148)	$(150)	$(11)
MRBs remeasurement (gains) losses
Direct MRBs remeasurement (gains) losses	$(924)	$(701)	$(3,389)
Reinsurance assumed	(8)	(2)	10
Reinsurance ceded	—	—	—
Net MRBs remeasurement (gains) losses	$(932)	$(703)	$(3,379)
Interest credited to PABs
Direct interest credited to PABs	$3,564	$3,276	$2,418
Reinsurance assumed	367	354	109
Reinsurance ceded	(112)	(28)	(18)
Net interest credited to PABs	$3,819	$3,602	$2,509
Other expenses
Direct other expenses	$5,283	$5,365	$5,026
Reinsurance assumed	72	280	97
Reinsurance ceded	324	140	580
Net other expenses	$5,679	$5,785	$5,703

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2024				2023
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$3,707	$856	$23,521	$28,084	$3,287	$736	$24,213	$28,236
MRBs	239	7	—	246	170	7	—	177
DAC and VOBA	3,450	140	(454)	3,136	3,628	158	(481)	3,305
Total assets	$7,396	$1,003	$23,067	$31,466	$7,085	$901	$23,732	$31,718
Liabilities
FPBs	$123,596	$3,023	$—	$126,619	$125,885	$3,297	$—	$129,182
PABs	93,135	9,005	—	102,140	94,825	9,069	—	103,894
MRBs	2,328	11	—	2,339	2,863	15	—	2,878
Other policy-related balances	8,345	307	(314)	8,338	8,186	384	(281)	8,289
Other liabilities	8,197	2,013	13,459	23,669	7,800	2,112	13,807	23,719
Total liabilities	$235,601	$14,359	$13,145	$263,105	$239,559	$14,877	$13,526	$267,962
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in premium, reinsurance and other receivables in the table above are deposit assets on reinsurance of $13.5 billion and $14.3 billion at December 31, 2024 and 2023, respectively. Also, included in other liabilities in the table above are deposit liabilities on reinsurance of $1.3 billion and $1.5 billion at December 31, 2024 and 2023, respectively.
In November 2023, the Company completed a risk transfer transaction with a subsidiary of Global Atlantic Financial Group (“Global Atlantic”), a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. The Company entered into a reinsurance agreement on a coinsurance basis for the general account products and on a modified coinsurance basis for the separate account products. The Company recorded reinsurance recoverables and deposit receivables of $7.5 billion at December 31, 2023 reported in premiums, reinsurance and other receivables. At inception of the agreement, in addition to recording the amount recoverable, the Company (i) transferred to the reinsurer $7.2 billion of assets primarily consisting of fixed maturity securities AFS and mortgage loans supporting the general account liabilities reduced by a $1.7 billion pre-tax ceding commission, (ii) retained $4.5 billion separate account assets under the modified coinsurance arrangement and (iii) recorded the net cost of reinsurance of $240 million within other liabilities, related to universal life, variable universal life and universal life with secondary guarantees reinsured. The net cost of reinsurance will be amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts in policyholder benefits and claims.
As part of this transaction, an affiliate entered into investment advisory and other agreements with a subsidiary of Global Atlantic to serve as the investment manager for certain of the transferred general account assets. With certain exceptions, the agreements contemplate a term of five years.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Premiums
Reinsurance assumed	$5	$(19)	$7
Reinsurance ceded	(401)	(372)	(139)
Net premiums	$(396)	$(391)	$(132)
Universal life and investment-type product policy fees
Reinsurance assumed	$24	$4	$—
Reinsurance ceded	(1)	(6)	(4)
Net universal life and investment-type product policy fees	$23	$(2)	$(4)
Other revenues
Reinsurance assumed	$142	$91	$78
Reinsurance ceded	470	471	472
Net other revenues	$612	$562	$550
Policyholder benefits and claims
Reinsurance assumed	$40	$(121)	$52
Reinsurance ceded	(334)	(310)	(142)
Net policyholder benefits and claims	$(294)	$(431)	$(90)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$(7)	$(40)	$(47)
Reinsurance ceded	3	(11)	(9)
Net policyholder liability remeasurement (gains) losses	$(4)	$(51)	$(56)
Interest credited to PABs
Reinsurance assumed	$357	$344	$97
Reinsurance ceded	(10)	(11)	(12)
Net interest credited to PABs	$347	$333	$85
Other expenses
Reinsurance assumed	$46	$239	$36
Reinsurance ceded	424	220	651
Net other expenses	$470	$459	$687

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2024		2023
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$163	$11,048	$164	$11,302
DAC and VOBA	140	(156)	158	(160)
Total assets	$303	$10,892	$322	$11,142
Liabilities
FPBs	$2,028	$—	$2,236	$—
PABs	8,845	—	9,040	—
Other policy-related balances	66	(47)	65	(35)
Other liabilities	856	9,748	957	10,267
Total liabilities	$11,795	$9,701	$12,298	$10,232
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this reinsurance agreement are included within other liabilities and were ($46) million and ($39) million at December 31, 2024 and 2023, respectively. Net derivative gains (losses) associated with these embedded derivatives were $7 million, $11 million and $59 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($415) million and ($265) million at December 31, 2024 and 2023, respectively. Net derivative gains (losses) associated with the embedded derivative were $150 million, ($158) million and $1.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $885 million and $822 million of unsecured affiliated reinsurance recoverable balances at December 31, 2024 and 2023, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in the above table are deposit assets on affiliated reinsurance of $9.3 billion and $9.6 billion at December 31, 2024 and 2023, respectively. Also, included in the table above are deposit liabilities on affiliated reinsurance of $689 million and $764 million at December 31, 2024 and 2023, respectively.

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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	December 31,
	2024	2023
	(In millions)
Closed Block Liabilities
FPBs	$35,015	$36,142
Other policy-related balances	315	319
Policyholder dividends payable	174	174
Current income tax payable	6	—
Other liabilities	854	668
Total closed block liabilities	36,364	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities AFS, at estimated fair value	18,958	19,939
Mortgage loans	5,720	6,151
Policy loans	3,829	3,960
Real estate and REJV	659	668
Other invested assets	523	506
Total investments	29,689	31,224
Cash and cash equivalents	930	717
Accrued investment income	367	383
Premiums, reinsurance and other receivables	45	54
Current income tax recoverable	—	3
Deferred income tax asset	470	312
Total assets designated to the closed block	31,501	32,693
Excess of closed block liabilities over assets designated to the closed block	4,863	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(1,256)	(820)
Unrealized gains (losses) on derivatives, net of income tax	183	130
Total amounts included in AOCI	(1,073)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,790	$3,920
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$—	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	—	(1,682)
Balance at December 31,	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Revenues
Premiums	$874	$922	$1,104
Net investment income	1,362	1,362	1,382
Net investment gains (losses)	(28)	7	(51)
Net derivative gains (losses)	15	—	33
Total revenues	2,223	2,291	2,468
Expenses
Policyholder benefits and claims	1,621	1,706	1,890
Policyholder dividends	354	366	458
Other expenses	82	86	90
Total expenses	2,057	2,158	2,438
Revenues, net of expenses before provision for income tax expense (benefit)	166	133	30
Provision for income tax expense (benefit)	36	28	6
Revenues, net of expenses and provision for income tax expense (benefit)	$130	$105	$24
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, ABS & CLO, certain structured investment transactions and FVO securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, prime investor, non-qualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. ABS & CLO includes securities collateralized by consumer loans, corporate loans, broadly syndicated bank loans, and other assets. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	December 31,
	2024					2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		ACL	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$50,394	$(45)	$609	$3,830	$47,128	$52,479	$(62)	$1,126	$3,050	$50,493
Foreign corporate	27,536	(15)	248	3,484	24,285	27,520	(2)	536	2,839	25,215
U.S. government and agency	25,163	—	87	3,407	21,843	23,100	—	243	2,283	21,060
RMBS	23,080	(1)	203	2,069	21,213	20,700	(1)	228	1,979	18,948
ABS & CLO	13,432	(7)	86	306	13,205	12,049	(6)	30	432	11,641
CMBS	5,605	(8)	38	356	5,279	6,387	(11)	28	570	5,834
Municipals	5,373	—	100	542	4,931	6,429	—	318	428	6,319
Foreign government	3,161	(36)	97	274	2,948	3,416	(50)	156	227	3,295
Total fixed maturity securities AFS	$153,744	$(112)	$1,468	$14,268	$140,832	$152,080	$(132)	$2,665	$11,808	$142,805
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,919	$24,675	$27,313	$54,624	$42,101	$153,632
Estimated fair value	$4,820	$23,977	$25,864	$46,474	$39,697	$140,832
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

	December 31,
	2024				2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,413	$273	$21,608	$3,536	$3,537	$95	$25,752	$2,924
Foreign corporate	5,143	253	13,141	3,221	714	64	16,982	2,775
U.S government and agency	4,619	164	9,432	3,243	4,322	228	9,980	2,055
RMBS	4,483	93	10,674	1,976	1,470	37	12,813	1,941
ABS & CLO	1,388	15	4,296	289	937	20	8,250	410
CMBS	607	10	2,942	347	587	23	4,096	542
Municipals	724	22	1,895	520	262	10	2,102	418
Foreign government	691	23	1,181	246	431	12	1,452	212
Total fixed maturity securities AFS	$26,068	$853	$65,169	$13,378	$12,260	$489	$81,427	$11,277
Investment grade	$24,320	$767	$62,876	$13,122	$11,499	$453	$77,325	$10,849
Below investment grade	1,748	86	2,293	256	761	36	4,102	428
Total fixed maturity securities AFS	$26,068	$853	$65,169	$13,378	$12,260	$489	$81,427	$11,277
Total number of securities in an unrealized loss position	3,637		6,786		1,679		8,441
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $2.5 billion for the year ended December 31, 2024 to $14.2 billion primarily due to an increase in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at December 31, 2024 relate to investment grade securities. These unrealized losses are principally due to narrowing credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of December 31, 2024, $256 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications and transportation sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

At December 31, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2024.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2024	(In millions)
Balance at January 1,	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	37	13	—	—	—	—	50
Changes for securities with previously recorded ACL	4	—	1	—	1	1	7
Securities sold or exchanged	(58)	—	(15)	—	—	(4)	(77)
Balance at December 31,	$45	$15	$36	$1	$7	$8	$112

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2023	(In millions)
Balance at January 1,	$28	$3	$68	$—	$—	$15	$114
ACL not previously recorded	31	—	—	2	6	1	40
Changes for securities with previously recorded ACL	7	(1)	(2)	(1)	—	5	8
Securities sold or exchanged	(4)	—	(16)	—	—	(10)	(30)
Balance at December 31,	$62	$2	$50	$1	$6	$11	$132
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2024		2023
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$34,692	57.8%	$37,129	59.3%
Agricultural	15,208	25.3	15,831	25.3
Residential	10,628	17.7	10,133	16.2
Total amortized cost	60,528	100.8	63,093	100.8
ACL	(503)	(0.8)	(509)	(0.8)
Total mortgage loans	$60,025	100.0%	$62,584	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($791) million and ($720) million at December 31, 2024 and 2023, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $178 million, $158 million and $92 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2023 was $196 million, $166 million and $79 million,

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $1.5 billion, $1.1 billion and $2.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
Sales of mortgage loans, consisting primarily of commercial mortgage loans, to unaffiliated parties, were $0, $141 million and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company contributed commercial mortgage loans with an amortized cost of $181 million, $14 million and $306 million, respectively, to REJVs which subsequently completed foreclosure on those mortgage loans.
For the year ended December 31, 2024, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $31 million.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates for the years ended December 31, 2024, 2023 and 2022 was $48 million, $22 million and $167 million, respectively. In connection with the mortgage loan participations, the Company collected principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $171 million, $536 million and $576 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company acquires mortgage loans from its affiliated mortgage origination company. The affiliate originates and acquires mortgage loans and the Company simultaneously purchases participation interests under a master participation agreement. The aggregate amount of mortgage loan and mortgage secured loan participation interests purchased by the Company from such affiliate for the years ended December 31, 2024, 2023 and 2022 was $2.0 billion, $2.1 billion and $4.8 billion, respectively. In connection with mortgage loan and mortgage secured loan participations, the affiliate collected principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $4.4 billion, $2.5 billion and $2.6 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
During the second quarter of 2023, the Company assigned mortgage loans with a previously recorded amortized cost of $5.3 billion to its affiliated mortgage origination company. In connection with the assignment, this affiliate contemporaneously assumed the Company’s rights and obligations associated with the assigned mortgage loans. In exchange, the Company received $5.3 billion of mortgage secured loans from this affiliate, secured by the same mortgage loans assigned. The Company’s aggregate participation interests in affiliated mortgage secured loans included in commercial and agricultural mortgage loans was $11.9 billion and $13.1 billion for the years ended December 31, 2024 and 2023, respectively.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Years Ended December 31,
	2024				2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$210	$152	$147	$509	$174	$105	$169	$448	$260	$79	$197	$536
Provision (release) (1)	114	31	(19)	126	50	83	(22)	111	(3)	47	(20)	24
Charge-offs, net of recoveries	(12)	(120)	—	(132)	(14)	(36)	—	(50)	(83)	(21)	(8)	(112)
Balance at December 31,	$312	$63	$128	$503	$210	$152	$147	$509	$174	$105	$169	$448
__________________
(1)Includes releases totaling $33 million for the year ended December 31, 2024 related to discounted payoff losses on commercial mortgage loans reclassified to realized gains (losses) on investments sold or disposed.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

The gross charge-offs of mortgage loans by origination year and portfolio segment for the year ended December 31, 2024 is as follows:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$3	$9	$12
Agricultural	—	—	—	16	27	77	120
Total	$—	$—	$—	$16	$30	$86	$132
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
These mortgage loan modifications are summarized as follows:

	Years Ended December 31,
	2024			2023
	Maturity Extension (1)	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$555	3 Years	1.6%	$419	Less than one year	1.0%
__________________
(1)Includes commercial mortgage loans with an amortized cost of $189 million that received interest rate reductions from 7.6% to 6.5% in addition to maturity extensions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

For the years ended December 31, 2024 and 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties and still outstanding were current. For the year ended December 31, 2024, commercial mortgage loans with an amortized cost of $171 million, which were previously extended, became delinquent and foreclosed within 12 months of modification.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,756	$1,394	$1,239	$1,546	$713	$8,195	$2,440	$17,283	49.8%
65% to 75%	462	342	2,518	1,086	216	2,548	—	7,172	20.7
76% to 80%	189	—	155	210	209	1,405	—	2,168	6.2
Greater than 80%	123	111	747	929	788	5,371	—	8,069	23.3
Total	$2,530	$1,847	$4,659	$3,771	$1,926	$17,519	$2,440	$34,692	100.0%
DSCR:
> 1.20x	$1,864	$1,260	$3,793	$3,323	$1,729	$15,022	$2,440	$29,431	84.8%
1.00x - 1.20x	247	372	482	387	160	1,056	—	2,704	7.8
<1.00x	419	215	384	61	37	1,441	—	2,557	7.4
Total	$2,530	$1,847	$4,659	$3,771	$1,926	$17,519	$2,440	$34,692	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$508	$794	$1,826	$1,434	$1,770	$6,350	$1,337	$14,019	92.2%
65% to 75%	44	55	159	207	106	499	22	1,092	7.2
76% to 80%	—	—	24	—	3	—	9	36	0.2
Greater than 80%	—	—	—	—	14	46	1	61	0.4
Total	$552	$849	$2,009	$1,641	$1,893	$6,895	$1,369	$15,208	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$834	$311	$1,764	$1,098	$146	$6,138	$—	$10,291	96.8%
Nonperforming (1)	7	15	66	13	8	228	—	337	3.2
Total	$841	$326	$1,830	$1,111	$154	$6,366	$—	$10,628	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $111 million and $134 million at December 31, 2024 and 2023, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% and 99% of all mortgage loans classified as performing at December 31, 2024 and 2023, respectively. The Company defines delinquency consistent with

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Commercial	$378	$19	$—	$—	$578	$303
Agricultural	243	40	171	—	82	206
Residential	337	343	—	—	337	343
Total	$958	$402	$171	$—	$997	$852
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,640	$1,594	$157	$171	$198
Other real estate	538	506	280	287	243
REJV	6,724	6,590	(100)	(75)	308
Total real estate and REJV	$8,902	$8,690	$337	$383	$749
Depreciation expense on real estate investments was $95 million, $81 million and $86 million for the years ended December 31, 2024, 2023 and 2022, respectively. Real estate investments were net of accumulated depreciation of $734 million and $638 million at December 31, 2024 and 2023, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$907	$848	$102	$114	$74
Apartment	316	324	23	23	34
Retail	278	280	21	23	35
Industrial	114	119	11	11	55
Land	25	23	—	—	—
Total leased real estate investments	$1,640	$1,594	$157	$171	$198
Future contractual receipts under operating leases at December 31, 2024 were $114 million in 2025, $108 million in 2026, $100 million in 2027, $85 million in 2028, $65 million in 2029, $186 million thereafter and, in total, were $659 million.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 11), funds withheld (see Note 1), annuities funding structured settlement claims (see Note 1), affiliated investments (see “— Related Party Investment Transactions”), tax credit and renewable energy partnerships (see Note 1), FVO securities and equity securities (see “— FVO Securities and Equity Securities”), leveraged and direct financing leases (see Note 1), FHLBNY common stock (see “— Invested Assets on Deposit and Pledged as Collateral”), an operating joint venture (see Note 1) and company-owned life insurance policies (see Note 1).
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the condensed consolidated balance sheets, was $714 million and $1.0 billion at December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, income tax credits and other income tax benefits of $149 million and amortized expense of $134 million were recognized net as a component of income tax expense in the Company’s consolidated statement of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	December 31,
	2024			2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
FVO securities (2)	$296	$576	$872	$379	$367	$746

Equity securities
Common stock (3)	$139	$9	$148	$118	$45	$163
Non-redeemable preferred stock	22	2	24	177	7	184
Total equity securities	$161	$11	$172	$295	$52	$347
__________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

(2)    Includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
(3) Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.9 billion and $3.5 billion, at estimated fair value, at December 31, 2024 and 2023, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2024 and 2023.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2024			2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
			(In millions)
Securities lending	$6,038	$6,202	$6,098	$5,528	$5,684	$5,565
Repurchase agreements	$3,019	$2,975	$2,925	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS at December 31, 2024 and within fixed maturity securities AFS, short-term investments and cash equivalents at December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2024					2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,767	$3,023	$1,412	$—	$6,202	$943	$2,523	$2,218	$—	$5,684

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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
The securities lending and repurchase agreement reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities in the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value and were as follows at:

	December 31,
	2024	2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$102	$105
Invested assets pledged as collateral (1)	21,252	21,177
Total invested assets on deposit and pledged as collateral	$21,354	$21,282
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 11) and secured debt (see Note 14).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million and $637 million, at redemption value, at December 31, 2024 and 2023, respectively.
Collectively Significant Equity Method Investments
The Company held equity method investments of $15.3 billion at December 31, 2024, comprised primarily of OLPI (private equity funds and hedge funds), REJV and real estate funds, tax credit and renewable energy partnerships and an operating joint venture. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $2.6 billion of unfunded commitments at December 31, 2024.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2024 and 2022.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $936.6 billion and $991.6 billion at December 31, 2024 and 2023, respectively. Aggregate total liabilities of these entities totaled $114.8 billion and $114.1 billion at December 31, 2024 and 2023, respectively. Aggregate net income (loss) of these entities totaled $47.2 billion, $24.7 billion and ($8.3) billion for the years ended December 31, 2024, 2023 and 2022, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).

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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2024		2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate and REJV	$2,004	$3	$1,427	$—
Mortgage loan joint ventures	210	—	171	—
Renewable energy partnership (primarily other invested assets)	57	—	65	—
Investment funds (primarily other invested assets)	65	1	61	—
Total	$2,336	$4	$1,724	$—

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2024		2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$37,602	$37,602	$35,370	$35,370
OLPI	6,746	8,590	7,319	9,452
Other invested assets	985	1,129	1,318	1,405
Other investments (REJV and mortgage loans)	475	661	104	267
Total	$45,808	$47,982	$44,111	$46,494
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to OLPI, REJV, and mortgage loans is equal to the carrying amounts plus any unrecognized unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

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
As described in Note 19, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2024, 2023 and 2022.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2024	2023	2022
	(In millions)
Fixed maturity securities AFS	$7,477	$7,492	$6,458
Mortgage loans	3,264	3,302	2,615
Policy loans	290	294	288
Real estate and REJV	337	383	749
OLPI	441	191	433
Cash, cash equivalents and short-term investments	380	382	147
FVO securities	159	147	(143)
Operating joint venture	145	18	34
Equity securities	19	7	11
Other	432	297	410
Subtotal investment income	12,944	12,513	11,002
Less: Investment expenses	1,309	1,307	880
Net investment income	$11,635	$11,206	$10,122

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$(15)	$—	$(13)
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	233	216	(33)
Net realized and unrealized gains (losses) recognized in net investment income	$218	$216	$(46)

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income:	$171	$140	$(145)

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$548	$51	$625

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2024	2023	2022
	(In millions)
Fixed maturity securities AFS (1)	$(514)	$(1,284)	$(851)
Equity securities	(15)	5	6
Mortgage loans (1)	(180)	(174)	(42)
Real estate and REJV (excluding changes in estimated fair value)	229	102	561
OLPI (excluding changes in estimated fair value) (2)	(43)	9	4
Other gains (losses)	26	18	72
Subtotal	(497)	(1,324)	(250)
Change in estimated fair value of OLPI and REJV	3	(6)	(14)
Non-investment portfolio gains (losses)	44	(45)	137
Subtotal	47	(51)	123
Net investment gains (losses)	$(450)	$(1,375)	$(127)

Transaction Type
Realized gains (losses) on investments sold or disposed (1), (2)	$(288)	$(193)	$(146)
Impairment (losses) (1)	(65)	(994)	(38)
Recognized gains (losses):
Change in ACL recognized in earnings	(105)	(144)	(77)
Unrealized net gains (losses) recognized in earnings	(36)	1	(3)
Total recognized gains (losses)	(141)	(143)	(80)
Non-investment portfolio gains (losses)	44	(45)	137
Net investment gains (losses)	$(450)	$(1,375)	$(127)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(35)	$7	$8

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$3	$(10)	$48
Gains (losses) on leveraged leases and renewable energy partnerships	$15	$26	$33

Foreign currency gains (losses)	$33	$(61)	$97

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(288)	$(193)	$(146)
Recognized in net investment income	(15)	—	(13)
Net realized investment gains (losses) from sales and disposals of investments	$(303)	$(193)	$(159)
__________________
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

(2)Includes a net loss of $38 million during the year ended December 31, 2024 for private equity investments sold. For the year ended December 31, 2024, the Company sold $638 million in portfolios of investments to a fund for proceeds of $600 million in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2024	2023	2022
	(In millions)
Proceeds	$14,303	$19,803	$42,903
Gross investment gains	$180	$354	$469
Gross investment (losses)	(650)	(655)	(1,221)
Realized gains (losses) on sales and disposals	(470)	(301)	(752)
Net credit loss (provision) release (change in ACL recognized in earnings)	20	(18)	(61)
Impairment (losses)	(64)	(965)	(38)
Net credit loss (provision) release and impairment (losses)	(44)	(983)	(99)
Net investment gains (losses)	$(514)	$(1,284)	$(851)

Equity Securities
Realized gains (losses) on sales and disposals	$24	$(2)	$(6)
Unrealized net gains (losses) recognized in earnings	(39)	7	12
Net investment gains (losses)	$(15)	$5	$6
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and REJV to and from affiliates. Invested assets transferred to and from were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$386	$718	$472
Amortized cost of invested assets transferred to affiliates	$403	$756	$432
Net investment gains (losses) recognized on transfers	$(16)	$(38)	$40
Estimated fair value of invested assets transferred from affiliates	$102	$1,178	$497
Estimated fair value of derivative liabilities transferred from affiliates	$—	$—	$64
Recurring related party investments were as follows at:

		December 31,
		2024	2023
Investment Type/Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,014	$1,130
Affiliated investments (2)	Metropolitan General Insurance Company	152	150
Affiliated funds withheld (3)	MTL	2,604	2,820
Other invested assets		$3,770	$4,100
________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. In July 2023, ¥37.3 billion (the equivalent of $258 million) of 1.60% affiliated senior unsecured notes matured and were refinanced with ¥37.3 billion 2.16% affiliated senior unsecured notes due July 2030. These affiliated investments earned investment income of $19 million, $20 million and $16 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)In December 2024, MLIC exchanged its investment in the affiliated preferred stock of Metropolitan General Insurance Company for an investment in the affiliate’s unsecured note which matures December 2034 and bears interest, payable semi-annually, at a rate per annum of 6.47%. At December 31, 2023, the affiliated preferred stock had a dividend yield of 7.50% that was cumulative and payable annually in arrears, and the shares were redeemable, at the affiliate's option, after December 15, 2028. These affiliated investments earned investment income of $12 million and $0 for the years ended December 31, 2024 and 2023, respectively.
(3)Represents affiliated fund withheld, reported in other invested assets, related to an agreement the Company, through its wholly-owned subsidiary, entered into to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL.
The Company incurred investment advisory charges from an affiliate of $306 million, $301 million and $272 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge (i) mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, (ii) against changes in value of securities the Company owns or anticipates acquiring, (iii) against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and (iv) minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In certain instances, the Company may enter into a combination of transactions to hedge changes in interest rates within a pre-determined range through the purchase and sale of options. The Company utilizes swaptions in nonqualifying hedging relationships. Swaptions are included in interest rate options.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. To hedge against changes in equity indices, the Company enters into contracts to sell the underlying equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
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
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2024			2023
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,801	$1,018	$630	$4,443	$1,257	$508
Foreign currency swaps	Foreign currency exchange rate	1,450	32	67	1,459	55	1
Subtotal		6,251	1,050	697	5,902	1,312	509
Cash flow hedges:
Interest rate swaps	Interest rate	3,788	—	329	3,789	1	246
Interest rate forwards	Interest rate	—	—	—	970	—	175
Foreign currency swaps	Foreign currency exchange rate	32,634	2,305	1,018	30,342	1,977	846
Subtotal		36,422	2,305	1,347	35,101	1,978	1,267
Total qualifying hedges		42,673	3,355	2,044	41,003	3,290	1,776
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,405	1,400	742	15,516	1,476	638
Interest rate floors	Interest rate	5,519	34	—	13,921	39	—
Interest rate caps	Interest rate	15,700	128	—	28,890	355	—
Interest rate futures	Interest rate	93	—	—	25	—	—
Interest rate options	Interest rate	30,209	201	122	39,226	361	27
Synthetic GICs	Interest rate	6,042	—	—	6,145	—	—
Foreign currency swaps	Foreign currency exchange rate	4,170	496	2	4,304	446	24
Foreign currency forwards	Foreign currency exchange rate	1,288	22	8	1,176	8	10
Credit default swaps — purchased	Credit	729	13	1	809	3	7
Credit default swaps — written	Credit	9,519	152	5	10,007	186	4
Equity futures	Equity market	720	3	—	941	3	—
Equity index options	Equity market	11,336	166	198	17,703	339	193
Equity total return swaps	Equity market	1,799	42	9	1,912	—	218
Total non-designated or nonqualifying derivatives		102,529	2,657	1,087	140,575	3,216	1,121
Total		$145,202	$6,012	$3,131	$181,578	$6,506	$2,897
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either December 31, 2024 or 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(176)	$(47)	N/A
Hedged items	—	—	N/A	150	42	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	—	N/A	—	(90)	N/A
Hedged items	(1)	—	N/A	—	90	N/A
Subtotal	1	—	N/A	(26)	(5)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(293)
Amount of gains (losses) reclassified from AOCI into income	33	3	—	—	—	(36)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	95
Amount of gains (losses) reclassified from AOCI into income	4	(560)	—	—	—	556
Foreign currency transaction gains (losses) on hedged items	—	569	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	(1)
Subtotal	37	13	—	—	—	321
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(510)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	171	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	9	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	29	N/A	N/A	N/A
Equity derivatives (1)	(56)	N/A	(520)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(113)	N/A	N/A	N/A
Subtotal	(56)	N/A	(934)	N/A	N/A	N/A
Earned income on derivatives	189	—	411	(11)	(175)	—
Synthetic GICs	N/A	N/A	10	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	407	N/A	N/A	N/A
Total	$171	$13	$(106)	$(37)	$(180)	$321

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$115	$120	$—	$1
Mortgage loans	$98	$345	$(1)	$(10)
FPBs	$(2,583)	$(2,863)	$359	$191
PABs	$(2,122)	$(1,844)	$187	$2
__________________
(1)Includes ($91) million and ($113) million of hedging adjustments on discontinued hedging relationships at December 31, 2024 and 2023, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $12 million, $23 million, and $25 million for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At December 31, 2024 and 2023, the balance in AOCI associated with cash flow hedges was $1.2 billion and $894 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2024, the Company expected to reclassify $213 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2024			2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$—	0.0	$—	$10	0.5
Credit default swaps referencing indices	72	4,126	2.2	80	3,831	2.7
Subtotal	72	4,126	2.2	80	3,841	2.7
Baa
Single name credit default swaps (3)	—	55	1.3	1	55	2.3
Credit default swaps referencing indices	68	5,209	4.1	102	5,982	5.6
Subtotal	68	5,264	4.1	103	6,037	5.5
Ba
Credit default swaps referencing indices	2	25	2.0	2	25	3.0
Subtotal	2	25	2.0	2	25	3.0
B
Credit default swaps referencing indices	6	89	3.5	1	74	5.0
Subtotal	6	89	3.5	1	74	5.0
Caa
Credit default swaps referencing indices	(1)	15	2.0	(4)	30	2.5
Subtotal	(1)	15	2.0	(4)	30	2.5
Total	$147	$9,519	3.3	$182	$10,007	4.4
__________________
(1)The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Inc. (“Moody’s”), S&P and Fitch Ratings Inc. If no rating is available from a rating agency, then an internally developed rating is used.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are governed by International Swaps and Derivatives Association, Inc. Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II the of Dodd-Frank Wall Street Reform and Consumer Protection Act) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s International Swaps and Derivatives Association, Inc. Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third-party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2024		2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,033	$3,132	$6,534	$2,892
OTC-cleared (1)	85	5	112	13
Exchange-traded	3	—	3	—
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	6,121	3,137	6,649	2,905
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,531)	(2,531)	(2,350)	(2,350)
OTC-cleared	(4)	(4)	(4)	(4)
Cash collateral: (3), (4)
OTC-bilateral	(2,000)	—	(2,872)	—
OTC-cleared	(78)	—	(105)	(1)
Securities collateral: (5)
OTC-bilateral	(1,487)	(601)	(1,283)	(542)
OTC-cleared	—	(1)	—	(8)
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$21	$—	$35	$—
__________________
(1)At December 31, 2024 and 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $109 million and $143 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $6 million and $8 million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2024 and 2023, the Company received excess cash collateral of $16 million and $154 million, respectively, and provided excess cash collateral of $4 million at both periods, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2024 and 2023, the Company received excess securities collateral with an estimated fair value of $355 million and $286 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2024 and 2023, the Company provided excess securities collateral with an estimated fair value of $824 million and $1.1 billion, respectively, for its OTC-bilateral derivatives, $423 million and $495 million, respectively, for its OTC-cleared derivatives, and $36 million and $56 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. The Company’s netting agreements for derivatives generally contain provisions that require both Metropolitan Life Insurance Company and the counterparty to maintain specified minimum financial strength or credit ratings above investment grade level from Moody’s, S&P, or both. In those agreements, if a party’s financial strength or credit rating were to fall below the applicable minimum rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	December 31, 2024			December 31, 2023
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives subject to Financial Strength-contingent provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$580	$21	$601	$542	—	$542
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$962	23	$985	$896	—	$896

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2024	2023
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$181	$41
Funds withheld on affiliated assumed reinsurance	Other invested assets	(13)	(26)
Total		$168	$15
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$—	$104
Funds withheld on affiliated ceded reinsurance	Other liabilities	(461)	(304)
Fixed annuities with equity indexed returns	PABs	172	163
Total		$(289)	$(37)

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
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$40,202	$6,926	$47,128
Foreign corporate	—	16,120	8,165	24,285
U.S. government and agency	10,254	11,589	—	21,843
RMBS	—	20,000	1,213	21,213
ABS & CLO	—	9,329	3,876	13,205
CMBS	—	4,778	501	5,279
Municipals	—	4,924	7	4,931
Foreign government	—	2,936	12	2,948
Total fixed maturity securities AFS	10,254	109,878	20,700	140,832
Short-term investments	2,350	40	1	2,391
Other investments	46	67	1,371	1,484
Derivative assets: (1)
Interest rate	—	2,781	—	2,781
Foreign currency exchange rate	—	2,855	—	2,855
Credit	—	165	—	165
Equity market	3	205	3	211
Total derivative assets	3	6,006	3	6,012
Embedded derivatives within asset host contracts (2)	—	—	168	168
MRBs	—	—	246	246
Separate account assets (3)	13,688	64,655	859	79,202
Total assets (4)	$26,341	$180,646	$23,348	$230,335
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,823	$—	$1,823
Foreign currency exchange rate	—	1,095	—	1,095
Credit	—	6	—	6
Equity market	—	207	—	207
Total derivative liabilities	—	3,131	—	3,131
Embedded derivatives within liability host contracts (2)	—	—	(289)	(289)
MRBs	—	—	2,339	2,339
Separate account liabilities (3)	—	2	—	2
Total liabilities	$—	$3,133	$2,050	$5,183

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$41,718	$8,775	$50,493
Foreign corporate	—	16,875	8,340	25,215
U.S. government and agency	8,963	12,097	—	21,060
RMBS	3	17,616	1,329	18,948
ABS & CLO	—	10,109	1,532	11,641
CMBS	—	5,499	335	5,834
Municipals	—	6,319	—	6,319
Foreign government	—	3,281	14	3,295
Total fixed maturity securities AFS	8,966	113,514	20,325	142,805
Short-term investments	2,745	288	15	3,048
Other investments	76	77	1,317	1,470
Derivative assets: (1)
Interest rate	—	3,489	—	3,489
Foreign currency exchange rate	—	2,486	—	2,486
Credit	—	181	8	189
Equity market	3	332	7	342
Total derivative assets	3	6,488	15	6,506
Embedded derivatives within asset host contracts (2)	—	—	15	15
MRBs	—	—	177	177
Separate account assets (3)	13,945	68,284	968	83,197
Total assets (4)	$25,735	$188,651	$22,832	$237,218
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,419	$175	$1,594
Foreign currency exchange rate	—	881	—	881
Credit	—	11	—	11
Equity market	—	411	—	411
Total derivative liabilities	—	2,722	175	2,897
Embedded derivatives within liability host contracts (2)	—	—	(37)	(37)
MRBs	—	—	2,878	2,878
Separate account liabilities (3)	4	4	—	8
Total liabilities	$4	$2,726	$3,016	$5,746
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
(2)Embedded derivatives within asset host contracts are presented within other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within PABs and other liabilities on the consolidated balance sheets.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
(3)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(4)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $46 million and $48 million at December 31, 2024 and 2023, respectively.
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
Key Input:
• NAV
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, OLPI, short-term investments and cash and cash equivalents. The estimated fair value of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents is determined on a basis consistent with the assets described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”
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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)

Level 3	•	swap yield curves (2)	•	N/A	•	swap yield curves (2)	•	dividend yield curves (2)
	•	basis curves (2)			•	credit curves (2)	•	equity volatility (1), (2)
	•	repurchase rates			•	credit spreads	•	correlation between model inputs (1)
	•	interest rate volatility (1), (2)			•	repurchase rates
					•	independent non-binding broker quotations
__________________
(1)Option-based only.
(2)Extrapolation beyond the observable limits of the curve(s).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
Embedded Derivatives
Embedded derivatives principally include equity-indexed annuity contracts and investment risk related to certain affiliated reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded affiliated reinsurance and experience refund related to certain assumed affiliated reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the reinsurance liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their underlying host contracts, in other liabilities and other invested assets on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

					December 31, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	49	-	126	94	4	-	131	95	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	100	94	—	-	110	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	128	95	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	44	-	113	98	78	-	101	94	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	367	-	399	385	Increase (7)
MRBs
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(8)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.67%	0.22%	(8)
				Ages 61 - 115	0.35%	-	100%	1.14%	0.35%	-	100%	1.23%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	12.86%	0.80%	-	20.10%	8.72%	Decrease (9)
				Durations 11 - 20	3.10%	-	10.10%	6.05%	3.10%	-	10.10%	4.34%	Decrease (9)
				Durations 21 - 116	1%	-	10.10%	8.20%	0.10%	-	10.10%	4.59%	Decrease (9)
			•	Utilization rates	0.20%	-	16.25%	0.79%	0.20%	-	22%	0.44%	Increase (10)
			•	Withdrawal rates	0%	-	7.75%	4.77%	0.25%	-	7.75%	4.47%	(11)
			•	Long-term equity volatilities	16.63%	-	22.27%	18.77%	16.37%	-	21.85%	18.55%	Increase (12)
			•	Nonperformance risk spread	0.33%	-	0.66%	0.64%	0.38%	-	0.70%	0.73%	Decrease (13)
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
(8)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates result in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates result in a decrease (increase) in the estimated fair value of MRBs.
(9)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(10)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(11)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(12)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(13)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRBs.
All other classes of securities classified within Level 3, including those within Other investments, Separate account assets, and Embedded derivatives within funds withheld related to certain ceded affiliated reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. Generally, all other classes of assets and liabilities classified within Level 3 that are not included above use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Balance, January 1, 2023	$14,733	$3,373	$—	$15	$47
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(46)	(2)	—	2	—
Total realized/unrealized gains (losses) included in AOCI	881	44	—	(3)	1
Purchases (3)	3,402	268	—	—	15
Sales (3)	(1,673)	(609)	—	—	(48)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	221	195	—	—	—
Transfers out of Level 3 (4)	(403)	(73)	—	—	—
Balance, December 31, 2023	17,115	3,196	—	14	15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(129)	25	—	(1)	—
Total realized/unrealized gains (losses) included in AOCI	(526)	174	—	(2)	—
Purchases (3)	3,253	1,751	—	2	1
Sales (3)	(1,717)	(1,679)	—	(1)	(15)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	150	2,257	7	—	—
Transfers out of Level 3 (4)	(3,055)	(134)	—	—	—
Balance, December 31, 2024	$15,091	$5,590	$7	$12	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022: (5)	$(21)	$32	$—	$(37)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023: (5)	$(24)	$16	$—	$2	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024: (5)	$(93)	$30	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022: (5)	$(3,326)	$(341)	$—	$7	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023: (5)	$844	$24	$—	$(3)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024: (5)	$(539)	$140	$—	$(2)	$—
Gains (Losses) Data for the year ended December 31, 2022
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(25)	$38	$—	$(37)	$—
Total realized/unrealized gains (losses) included in AOCI	$(3,334)	$(356)	$—	$6	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2023	$1,022	$(331)	$458	$995
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	147	(24)	(366)	(27)
Total realized/unrealized gains (losses) included in AOCI	—	(5)	—	—
Purchases (3)	152	—	—	166
Sales (3)	(4)	—	—	(176)
Issuances (3)	—	—	—	—
Settlements (3)	—	201	(40)	1
Transfers into Level 3 (4)	—	—	—	13
Transfers out of Level 3 (4)	—	(1)	—	(4)
Balance, December 31, 2023	1,317	(160)	52	968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	160	(10)	407	(27)
Total realized/unrealized gains (losses) included in AOCI	—	(31)	—	—
Purchases (3)	38	—	—	132
Sales (3)	(197)	—	—	(201)
Issuances (3)	—	—	—	—
Settlements (3)	—	211	(2)	—
Transfers into Level 3 (4)	53	—	—	—
Transfers out of Level 3 (4)	—	(7)	—	(13)
Balance, December 31, 2024	$1,371	$3	$457	$859
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022: (5)	$(22)	$(17)	$1,610	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023: (5)	$150	$(24)	$(366)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024: (5)	$141	$(3)	$407	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022: (5)	$—	$(454)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023: (5)	$—	$(5)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024: (5)	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2022
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(16)	$(140)	$1,610	$25
Total realized/unrealized gains (losses) included in AOCI	$—	$(547)	$—	$—
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

	December 31,
	2024	2023
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$499	$295

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(117)	$(162)	$(13)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 10.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. The following tables exclude: cash and cash equivalents, which are primarily classified as Level 1, and accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities (i.e. time deposits), which are primarily classified as Level 2. The Company believes that due to the short-term nature of these excluded financial instruments, the estimated fair value approximates carrying value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,025	$—	$—	$56,824	$56,824
Policy loans	$5,601	$—	$—	$5,863	$5,863
Other invested assets	$2,117	$—	$1,734	$409	$2,143
Premiums, reinsurance and other receivables	$13,390	$—	$345	$13,212	$13,557
Liabilities
PABs	$86,061	$—	$—	$83,986	$83,986
Long-term debt	$1,552	$—	$1,632	$—	$1,632
Other liabilities	$11,160	$—	$259	$10,862	$11,121
Separate account liabilities	$25,873	$—	$25,873	$—	$25,873

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$62,584	$—	$—	$59,511	$59,511
Policy loans	$5,671	$—	$—	$6,042	$6,042
Other invested assets	$1,778	$—	$1,794	$—	$1,794
Premiums, reinsurance and other receivables	$14,028	$—	$221	$14,053	$14,274
Liabilities
PABs	$87,518	$—	$—	$86,093	$86,093
Long-term debt	$1,886	$—	$1,958	$—	$1,958
Other liabilities	$11,481	$—	$141	$11,333	$11,474
Separate account liabilities	$29,204	$—	$29,204	$—	$29,204

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases and subleases with remaining lease terms of less than one year to six years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2024	December 31, 2023
	(In millions)
ROU assets	$340	$416
Lease liabilities	$408	$498
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Operating lease cost	$88	$104	$116
Sublease income	(79)	(87)	(73)
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2024	December 31, 2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$102	$114
ROU assets obtained in exchange for new lease liabilities	$—	$3
Weighted-average remaining lease term	5 years	6 years
Weighted-average discount rate	4.0%	4.0%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2024
(In millions)
2025	$107
2026	103
2027	93
2028	71
2029	37
Thereafter	50
Total undiscounted cash flows	461
Less: interest	53
Present value of lease liability	$408
See Note 10 for information about the Company’s investments in leased real estate.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

							December 31,
							2024			2023
	Interest Rates (1)			Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
							(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	2037			$700	$(6)	$694	$700	$(7)	$693
Surplus notes	7.80%	-	7.80%	2025			250	—	250	400	—	400
Other notes	5.34%	-	8.39%	2027	-	2038	610	(2)	608	796	(3)	793
Financing lease obligations							1	—	1	1	—	1
Total long-term debt							1,561	(8)	1,553	1,897	(10)	1,887
__________________
(1)Range of interest rates are for the year ended December 31, 2024.
The aggregate maturities of long-term debt at December 31, 2024 for the next five years and thereafter are $250 million in 2025, $0 in 2026, $51 million in 2027, $428 million in 2028, $0 in 2029 and $824 million thereafter.
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
In December 2022, MoRe issued to MetLife, Inc. a $60 million 5.23% promissory note. The promissory note was payable semi-annually and matured in December 2024.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

December 31,
2023
(Dollars in millions)
Commercial paper	$—
Average daily balance	$54
Average days outstanding	80 days
There was no short-term debt issued or repaid for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the weighted average interest rate on short-term debt was 4.80% and 1.60%, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Long-term and Short-term Debt (continued)
Interest Expense
Interest expense included in other expenses was $122 million, $132 million and $104 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts include $68 million, $65 million and $53 million of interest expense related to affiliated debt for the years ended December 31, 2024, 2023 and 2022, respectively.
Credit Facility
At December 31, 2024, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. The Company’s total fees associated with the Credit Facility were $2 million, $2 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2024 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding	May 2028 (2)	$3,000	$7	$290	$—	$2,703
__________________
(1)MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2024 and is not responsible for any reimbursement obligations under such letters of credit.
(2)All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2024.
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
New York, the state of domicile of Metropolitan Life Insurance Company, imposes risk-based capital (“RBC”) requirements that were developed by the NAIC. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the state insurance department, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“authorized control level RBC”), based on the statutory-based financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice authorized control level RBC (“Company Action Level RBC”). The Company Action Level RBC ratios for Metropolitan Life Insurance Company were in excess of 360% and in excess of 370% at December 31, 2024 and 2023, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
Metropolitan Life Insurance Company’s ancillary foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $326 million and the aggregate actual regulatory capital and surplus of such operations was $1.0 billion as of the date of the most recently required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company by $1.5 billion and $1.4 billion at December 31, 2024 and 2023, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was $2.5 billion, $3.4 billion and $2.7 billion at December 31, 2024, 2023 and 2022, respectively. Statutory capital and surplus, including the aforementioned prescribed practices, was $9.8 billion and $11.6 billion at December 31, 2024 and 2023, respectively. All such amounts are derived from the statutory–basis financial statements as filed with the NYDFS.
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
Metropolitan Life Insurance Company paid $3.5 billion and $2.5 billion in dividends to MetLife, Inc. for the years ended December 31, 2024 and 2023, respectively, including amounts where regulatory approval was obtained as required. Under

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $2.7 billion to MetLife, Inc. without prior regulatory approval by the end of 2025.
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains(Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2021	$12,799	$1,872	$(15,553)	$267	$(45)	$(395)	$(1,055)
OCI before reclassifications	(31,197)	(701)	21,623	(236)	(177)	278	(10,410)
Deferred income tax benefit (expense)	6,556	147	(4,541)	49	35	(58)	2,188
AOCI before reclassifications, net of income tax	(11,842)	1,318	1,529	80	(187)	(175)	(9,277)
Amounts reclassified from AOCI	862	302	—	—	—	47	1,211
Deferred income tax benefit (expense)	(181)	(63)	—	—	—	(10)	(254)
Amounts reclassified from AOCI, net of income tax	681	239	—	—	—	37	957
Balance at December 31, 2022	(11,161)	1,557	1,529	80	(187)	(138)	(8,320)
OCI before reclassifications	4,420	(252)	(2,957)	(59)	56	(44)	1,164
Deferred income tax benefit (expense)	(889)	53	621	12	(12)	9	(206)
AOCI before reclassifications, net of income tax	(7,630)	1,358	(807)	33	(143)	(173)	(7,362)
Amounts reclassified from AOCI	1,421	(826)	—	—	—	10	605
Deferred income tax benefit (expense)	(286)	173	—	—	—	(2)	(115)
Amounts reclassified from AOCI, net of income tax	1,135	(653)	—	—	—	8	490
Balance at December 31, 2023	(6,495)	705	(807)	33	(143)	(165)	(6,872)
OCI before reclassifications	(3,545)	(198)	3,554	(80)	43	28	(198)
Deferred income tax benefit (expense)	909	42	(775)	17	(11)	(6)	176
AOCI before reclassifications, net of income tax	(9,131)	549	1,972	(30)	(111)	(143)	(6,894)
Amounts reclassified from AOCI	608	519	—	—	—	12	1,139
Deferred income tax benefit (expense)	(128)	(109)	—	—	—	(2)	(239)
Amounts reclassified from AOCI, net of income tax	480	410	—	—	—	10	900
Balance at December 31, 2024	$(8,651)	$959	$1,972	$(30)	$(111)	$(133)	$(5,994)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2024	2023	2022
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(557)	$(1,404)	$(810)	Net investment gains (losses)
Unrealized investment gains (losses)	—	5	6	Net investment income
Unrealized investment gains (losses)	(51)	(22)	(58)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(608)	(1,421)	(862)
Income tax (expense) benefit	128	286	181
Unrealized investment gains (losses), net of income tax	(480)	(1,135)	(681)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	33	50	59	Net investment income
Interest rate derivatives	3	87	51	Net investment gains (losses)
Foreign currency exchange rate derivatives	4	4	5	Net investment income
Foreign currency exchange rate derivatives	(560)	684	(417)	Net investment gains (losses)
Credit derivatives	1	1	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(519)	826	(302)
Income tax (expense) benefit	109	(173)	63
Gains (losses) on cash flow hedges, net of income tax	(410)	653	(239)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(14)	(12)	(49)
Amortization of prior service (costs) credit	2	2	2
Amortization of defined benefit plan items, before income tax	(12)	(10)	(47)
Income tax (expense) benefit	2	2	10
Amortization of defined benefit plan items, net of income tax	(10)	(8)	(37)
Total reclassifications, net of income tax	$(900)	$(490)	$(957)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 17.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Prepaid legal plans	$438	$446	$421
ASO contracts	267	250	226
Recordkeeping and administrative services (1)	149	148	166
Other revenue from service contracts from customers	42	43	34
Total revenues from service contracts from customers	896	887	847
Other (2)	879	786	847
Total other revenues	$1,775	$1,673	$1,694
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 8.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Amortization of DAC and VOBA	$279	$298	$297
Interest expense on debt	122	132	104
General and administrative expenses (1)	2,535	2,799	2,743
Commissions and other variable expenses	2,181	2,098	2,290
Capitalization of DAC	(110)	(118)	(189)
Premium taxes, other taxes, and licenses & fees	451	377	342
Pension, postretirement and postemployment benefit costs	221	199	116
Total other expenses	$5,679	$5,785	$5,703
__________________
(1)Includes ($117) million, ($116) million and $52 million for the years ended December 31, 2024, 2023 and 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 7 for additional information on DAC and VOBA, including impacts of capitalization and amortization. See also Note 9 for a description of the DAC amortization impact associated with the closed block.
Expenses related to Debt
See Note 14 for additional information on interest expense on debt, including affiliated interest expense.
Affiliated Expenses
See Notes 8 and 20 for a discussion of affiliated expenses related to reinsurance and service agreement transactions, respectively, included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans
Pension Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements of the sponsor and its participating affiliates. Participating affiliates are allocated a proportionate share of net expense related to the plan. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. Effective January 1, 2023, nonqualified defined benefit pension plans were amended to provide benefits accruals for all active participants under the cash balance formula and to cease future accruals under the traditional formula. The pension plan sponsored by the Company provides supplemental benefits in excess of limits applicable to a qualified plan which is sponsored by an affiliate.
Obligations and Funded Status

	December 31,
	2024	2023
	Pension Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$988	$962
Service costs	11	10
Interest costs	50	52
Net actuarial (gains) losses (1)	(25)	43
Benefits paid	(76)	(79)
Benefit obligations at December 31,	948	988
Change in plan assets:
Estimated fair value of plan assets at January 1,	—	—
Employer contributions	76	79
Benefits paid	(76)	(79)
Estimated fair value of plan assets at December 31,	—	—
Over (under) funded status at December 31,	$(948)	$(988)
Amounts recognized on the consolidated balance sheets:
Other liabilities	$(948)	$(988)
Amount recognized	$(948)	$(988)
AOCI:
Net actuarial (gains) losses	$181	$220
Prior service costs (credit)	(3)	(5)
AOCI, before income tax	$178	$215
Accumulated benefit obligation	$928	$967
__________________
(1)For the years ended December 31, 2024 and 2023, significant sources of actuarial (gains) losses for pension benefits include the impact of changes to the financial assumptions of ($39) million and $32 million, respectively, plan experience of $14 million and $21 million, respectively, and demographic assumptions of $0 and ($10) million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)
Information regarding pension plans with PBOs and/or accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2024	2023	2024	2023
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
PBO	$948	$988	$948	$988
ABO	$928	$967	$928	$967
Net Periodic Benefit Costs
The components of net periodic benefit costs and benefit obligations recognized in OCI were as follows for pension benefits:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Net periodic benefit costs:
Service costs	$11	$10	$15
Interest costs	50	52	37
Amortization of net actuarial (gains) losses	14	12	41
Amortization of prior service costs (credit)	(2)	(2)	(2)
Total net periodic benefit costs (credit)	73	72	91
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(25)	43	(280)
Amortization of net actuarial gains (losses)	(14)	(12)	(41)
Amortization of prior service (costs) credit	2	2	2
Total recognized in OCI	(37)	33	(319)
Total recognized in net periodic benefit costs and OCI	$36	$105	$(228)
Assumptions
Assumptions used in determining the benefit obligation for the plan were as follows:

	Pension Benefits
December 31, 2024
Weighted average discount rate	5.70%
Weighted average interest crediting rate	4.31%
Rate of compensation increase	2.50%	-	8.00%
December 31, 2023
Weighted average discount rate	5.25%
Weighted average interest crediting rate	4.00%
Rate of compensation increase	2.50%	-	8.00%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)
Assumptions used in determining the net periodic benefit cost for the plan were as follows:

	Pension Benefits
Year Ended December 31, 2024
Weighted average discount rate	5.25%
Weighted average interest crediting rate	4.30%
Rate of compensation increase	2.50%	-	8.00%
Year Ended December 31, 2023
Weighted average discount rate	5.60%
Weighted average interest crediting rate	4.00%
Rate of compensation increase	2.50%	-	8.00%
Year Ended December 31, 2022
Weighted average discount rate	2.95%
Weighted average interest crediting rate	3.46%
Rate of compensation increase	2.50%	-	8.00%
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
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plan are primarily funded from the Company’s general assets as they become due under the provisions of the plan, and therefore benefit payments equal employer contributions. The Company expects to make benefit payments of $80 million in 2025.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

Pension Benefits
(In millions)
2025	$75
2026	$75
2027	$74
2028	$79
2029	$101
2030-2034	$385

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax
The Company’s provision for income tax was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Current:
U.S. federal	$723	$353	$309
U.S. state and local	4	14	11
Non-U.S.	15	14	14
Subtotal	742	381	334
Deferred:
U.S. federal	34	(321)	939
Subtotal	34	(321)	939
Provision for income tax expense (benefit)	$776	$60	$1,273
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Income (loss):
U.S.	$4,113	$1,176	$6,895
Non-U.S.	148	19	34
Total	$4,261	$1,195	$6,929
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Tax provision at U.S. statutory rate	$895	$251	$1,455
Tax effect of:
Dividend received deduction	(18)	(17)	(19)
Tax-exempt income	(32)	(28)	7
Prior year tax	(4)	8	22
Low income housing tax credits	6	(116)	(143)
Other tax credits	(33)	(30)	(36)
Foreign tax rate differential	(27)	1	(10)
Other, net	(11)	(9)	(3)
Provision for income tax expense (benefit)	$776	$60	$1,273

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2024	2023
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$616	$1,591
Net operating loss carryforwards (1)	78	76
Employee benefits	463	473
Litigation-related and government mandated	90	83
Net unrealized investment losses	2,444	1,741
Other	192	204
Total gross deferred income tax assets	3,883	4,168
Less: Valuation allowance	78	75
Total net deferred income tax assets	3,805	4,093
Deferred income tax liabilities:
Investments, including derivatives	824	1,005
Intangibles	17	20
DAC	81	146
Total deferred income tax liabilities	922	1,171
Net deferred income tax asset (liability)	$2,883	$2,922
__________________
(1)The Company has recorded a deferred tax asset of $78 million primarily related to U.S. state net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2024. U.S. state net operating loss carryforwards will expire between 2027 and 2042, whereas other jurisdictions have an unlimited carryforward period.
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) MetLife, Inc. included $56 million and ($57) million at December 31, 2024 and 2023, respectively.
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
In 2022, the IRS reviewed and acknowledged acceptance of the 2014 through 2016 amended federal income tax returns filed in 2021 and closed the years to further audit.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$39	$37	$23
Additions for tax positions of prior years	—	—	24
Reductions for tax positions of prior years (1)	—	—	(12)
Additions for tax positions of current year	2	2	2
Balance at December 31,	$41	$39	$37
Unrecognized tax benefits that, if recognized, would impact the effective rate	$41	$39	$37
__________________
(1)The decrease in 2022 is primarily related to non-cash benefits from a tax audit settlement.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2024	2023	2022
	(In millions, except number of claims)
Asbestos personal injury claims at year end	57,760	57,488	58,073
Number of new claims during the year	2,936	2,565	2,610
Settlement payments during the year (1)	$47.4	$50.6	$50.5
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims. The frequency of claims relating to asbestos has not declined as expected, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims to $406 million at December 31, 2024. The recorded liability was $364 million at December 31, 2023.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., Metropolitan Life Insurance Company, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. In December 2020, the Appellate Division of the New York State Supreme Court, First Department, reversed the court’s order granting MetLife, Inc. and MLIC’s motion to dismiss and remanded the case. The Relator filed a Fourth Amended Complaint in January 2023. On October 13, 2024, the trial court denied the defendants’ motion to dismiss the complaint. The Company intends to defend the action vigorously.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
19. Contingencies, Commitments and Guarantees (continued)
Assets and liabilities held for insolvency assessments are as follows:

December 31,
2024
(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$45
Premium tax offset currently available for paid assessments	66
Total	$111
Other Liabilities:
Insolvency assessments	$61
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.5 billion and $3.3 billion at December 31, 2024 and 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.0 billion and $4.4 billion at December 31, 2024 and 2023, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $524 million, with a cumulative maximum of $622 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both December 31, 2024 and 2023 for indemnities and guarantees.
20. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
20. Related Party Transactions (continued)
these agreements, recorded in other expenses, were $3.0 billion, $3.0 billion and $2.7 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Total revenues received from affiliates related to these agreements were $52 million, $52 million and $48 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $88 million and $56 million at December 31, 2024 and 2023, respectively.
See Notes 1, 8, 10, 14 and 15 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties (1)
December 31, 2024
(In millions)

Types of Investments	Cost or Amortized Cost (2)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$25,163	$21,843	$21,843
Public utilities	5,003	4,695	4,695
Municipals	5,373	4,931	4,931
Foreign government	3,161	2,948	2,948
All other corporate bonds	72,194	65,988	65,988
Total bonds	110,894	100,405	100,405
Mortgage-backed, asset-backed and collateralized loan obligations securities	42,117	39,697	39,697
Redeemable preferred stock	733	730	730
Total fixed maturity securities AFS	153,744	140,832	140,832
Mortgage loans	60,528		60,025
Policy loans	5,601		5,601
Real estate and REJV	8,623		8,623
Real estate acquired in satisfaction of debt	279		279
OLPI	7,054		7,054
Short-term investments	2,412		2,391
Other invested assets	17,674		17,674
Total investments	$255,915		$242,479
______________
(1)Includes investments in related parties of $3.9 billion. See Notes 8, 10 and 11 of the Notes to Consolidated Financial Statements for further information.
(2)Amortized cost for fixed maturity securities AFS, mortgage loans, policy loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for real estate, cost represents original cost reduced by impairments and depreciation; for REJV and OLPI, cost represents original cost reduced for impairments and adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2024 and 2023
(In millions)

	DAC and VOBA	FPBs, Other Policy-Related Balances and Policyholder Dividend Obligation	PABs	MRB (Assets) Liabilities (1)	Policyholder Dividends Payable	Unearned Premiums (2), (3)	UREV (2)
2024
Group Benefits	$244	$17,870	$7,469	$—	$—	$444	$—
RIS	226	53,330	69,981	24	—	—	14
MetLife Holdings	2,526	63,638	15,936	2,069	231	152	5
Corporate & Other	140	119	8,754	—	—	—	—
Total	$3,136	$134,957	$102,140	$2,093	$231	$596	$19
2023
Group Benefits	$255	$17,547	$7,605	$—	$—	$359	$—
RIS	169	54,367	69,758	(1)	—	—	16
MetLife Holdings	2,723	65,434	17,598	2,702	233	152	5
Corporate & Other	158	123	8,933	—	—	—	—
Total	$3,305	$137,471	$103,894	$2,701	$233	$511	$21
_____________
(1)MRB assets and liabilities are presented net.
(2)Amounts are included within the FPBs, other policy-related balances and policyholder dividend obligation column.
(3)Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims, Policyholder Liability Remeasurement (Gains) Losses and Interest Credited to PABs	Market Risk Benefit Remeasurement (Gains) Losses	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2024
Group Benefits	$22,339	$1,156	$18,821	$—	$25	$3,532
RIS	4,107	6,531	9,148	25	40	330
MetLife Holdings	2,595	3,437	4,162	(957)	196	1,256
Corporate & Other	20	511	321	—	18	737
Total	$29,061	$11,635	$32,452	$(932)	$279	$5,855
2023
Group Benefits	$21,472	$1,127	$18,143	$—	$26	$3,302
RIS	2,039	6,111	6,527	(34)	31	527
MetLife Holdings	2,865	3,757	4,617	(669)	224	1,278
Corporate & Other	6	211	315	—	17	850
Total	$26,382	$11,206	$29,602	$(703)	$298	$5,957
2022
Group Benefits	$21,124	$1,076	$18,307	$—	$26	$3,056
RIS	8,692	4,980	12,353	(290)	28	347
MetLife Holdings	3,190	4,132	4,904	(3,089)	237	1,372
Corporate & Other	—	(66)	67	—	6	1,194
Total	$33,006	$10,122	$35,631	$(3,379)	$297	$5,969
_____________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2024, 2023 and 2022
(Dollars in millions)

	Gross Amount	Ceded (1)	Assumed (1)	Net Amount	% Amount Assumed to Net
2024
Life insurance in-force	$4,388,485	$146,790	$702,733	$4,944,428	14.2%
Insurance premium
Life insurance (2)	$16,564	$652	$984	$16,896	5.8%
Accident & health insurance	11,114	494	45	10,665	0.4%
Total insurance premium	$27,678	$1,146	$1,029	$27,561	3.7%
2023
Life insurance in-force	$4,276,976	$160,983	$660,504	$4,776,497	13.8%
Insurance premium
Life insurance (2)	$14,418	$704	$807	$14,521	5.6%
Accident & health insurance	10,609	452	40	10,197	0.4%
Total insurance premium	$25,027	$1,156	$847	$24,718	3.4%
2022
Life insurance in-force	$4,074,989	$149,129	$538,168	$4,464,028	12.1%
Insurance premium
Life insurance (2)	$21,248	$769	$830	$21,309	3.9%
Accident & health insurance	10,017	179	42	9,880	0.4%
Total insurance premium	$31,265	$948	$872	$31,189	2.8%
______________
(1)    For the year ended December 31, 2024, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.1 billion and $232 million, respectively, and life insurance premiums of $401 million and $5 million, respectively. For the year ended December 31, 2023, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.1 billion and $338 million, respectively, and life insurance premiums of $372 million and ($19) million, respectively. For the year ended December 31, 2022, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.7 billion and $2.0 billion, respectively, and life insurance premiums of $139 million and $7 million, respectively.
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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2024.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2024.
Item 9B. Other Information
Securities trading plans
During the three months ended December 31, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
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
Independent Auditor’s Fees for 2024 and 2023
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services for the years ended December 31, 2024 and 2023. All fees shown in the table were related to services that were approved by the Audit Committee.

	2024	2023
	(In millions)
Audit fees (1)	$21.3	$23.6
Audit-related fees (2)	$3.7	$3.6
Tax fees (3)	$1.1	$0.7
All other fees (4)	$—	$—
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 69.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 69.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 212.
Item 16. Form 10-K Summary
None.

Glossary
Throughout this Form 10-K, the Company uses certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Farmer Mac	Federal Agricultural Mortgage Corporation
ABO	Accumulated Benefit Obligations	FASB	Financial Accounting Standards Board
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FCTA	Foreign Currency Translation Adjustments
ACL	Allowance For Credit Loss	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Additional Insurance Liabilities	Universal and variable universal life secondary and paid-up guarantees	Federal Reserve Board	Board of Governors of the Federal Reserve System
AFS	Available-For-Sale	FHLBNY	Federal Home Loan Bank of New York
AI	Artificial Intelligence	FINRA	Financial Industry Regulatory Authority
ALM	Asset/Liability Management	FIO	Federal Insurance Office
Alt-A	Alternative Residential Mortgage Loans	Fitch	Fitch Ratings Inc.
AOCI	Accumulated Other Comprehensive Income	FPB	Future Policy Benefits
ASO	Administrative Services-Only	FSOC	Financial Stability Oversight Council
ASU	Accounting Standards Update	FVO	Fair Value Option
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GAAP	Accounting principles generally accepted in the United States of America
CCPA	California Consumer Privacy Act	GCC	Group Capital Calculation
CEO	Chief Executive Officer	GHG	Greenhouse Gas
CFO	Chief Financial Officer	GICs	Guaranteed Interest Contracts
CFPB	Consumer Financial Protection Bureau	Global Atlantic	Global Atlantic Financial Group
CFTC	Commodity Futures Trading Commission	GMABs	Guaranteed Minimum Accumulation Benefits
CISO	Chief Information Security Officer	GMCRs	Guaranteed Minimum Crediting Rates
CLOs	Collateralized Loan Obligations	GMDBs	Guaranteed Minimum Death Benefits
CMBS	Commercial Mortgage-Backed Securities	GMIBs	Guaranteed Minimum Income Benefits
CODM	Chief Operating Decision Maker	GMWBs	Guaranteed Minimum Withdrawal Benefits
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	GMXBs	Guaranteed Minimum Benefits
Credit Facility	Unsecured revolving credit facility	IBNP	Incurred But Not Paid
CRO	Chief Risk Officer	IBNR	Incurred But Not Reported
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	IMR	Interest Maintenance Reserve
DAC	Deferred Policy Acquisition Costs	IRS	Internal Revenue Service
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	LDTI	Long-Duration Targeted Improvements
DOL	Department of Labor	LDTI Transition Date	January 1, 2021
DPL	Deferred Profit Liability	LTV	Loan-To-Value
DSCR	Debt Service Coverage Ratios	MetLife Funding	MetLife Funding, Inc.
ERC	Enterprise Risk Committee	MLIC	Metropolitan Life Insurance Company
ERISA	Employee Retirement Income Security Act of 1974	Moody’s	Moody’s Investors Service, Inc.
ERM	Enterprise Risk Management	MoRe	Missouri Reinsurance, Inc.
ESG	Environmental, Social and Governance	MRBs	Market Risk Benefits
Exchange Act	Securities Exchange Act Of 1934	MRC	MetLife Reinsurance Company of Charleston

MTL	Metropolitan Tower Life Insurance Company	RIS	Retirement and Income Solutions
NAIC	National Association of Insurance Commissioners	RMBS	Residential Mortgage-Backed Securities
NAV	Net Asset Value	ROU	Right-of-Use
NGEs	Non-Guaranteed Elements	S&P	Standard & Poor’s Global Ratings
Non-Bank SIFI	Non-Bank Systemically Important Financial Institution	SCL	Special Considerations Letter
NPR	Net Premium Ratio	SEC	Securities and Exchange Commission
NQM	Non-Qualified Residential Mortgage	SSG	Structured Securities Group
NRSRO	Nationally Recognized Statistical Rating Organizations	Statutory Codification	Codification of Statutory Accounting Principles
NYDFS	New York State Department of Financial Services	Structured Products	RMBS, ABS & CLO and CMBS
OCI	Other Comprehensive Income (Loss)	Superintendent	New York Superintendent of Financial Services
OLPI	Other Limited Partnership Interests	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
OTC	Over-the-Counter	TRRs	Total Rate of Return Swaps
OTC-bilateral	Bilateral contracts between two counterparties	U.S.	United States of America
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PABs	Policyholder Account Balances	UREV	Unearned Revenue
PBO	Projected Benefit Obligation	VIEs	Variable Interest Entities
PCAOB	Public Company Accounting Oversight Board	VOBA	Value of Business Acquired
PTE	Prohibited Transaction Exemption	VOCRA	Value of Customer Relationships Acquired
RBC	Risk-Based Capital	VODA	Value of Distribution Agreements
REJV	Real Estate Joint Ventures

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company, its subsidiaries and affiliates may be found elsewhere in this Annual Report on Form 10-K and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the SEC’s website at https://www.sec.gov.)

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	May 19, 2016

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective as of December 21, 2023.	8-K	000-55029	3.2	December 26, 2023

4.1	Description of Securities.					X

10.1	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

19.1	MetLife Insider Trading Policy.	10-K	001-15787	19.1	February 21, 2025

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 11, 2025

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Michel A. Khalaf
	Name:	Michel A. Khalaf
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 11, 2025
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 11, 2025
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	March 11, 2025
Carla A. Harris

/s/ Laura J. Hay	Director	March 11, 2025
Laura J. Hay

/s/ David L. Herzog	Director	March 11, 2025
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	March 11, 2025
R. Glenn Hubbard

/s/ Jeh C. Johnson	Director	March 11, 2025
Jeh C. Johnson

/s/ Edward J. Kelly, III	Director	March 11, 2025
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 11, 2025
William E. Kennard

/s/ Diana L. McKenzie	Director	March 11, 2025
Diana L. McKenzie

/s/ Denise M. Morrison	Director	March 11, 2025
Denise M. Morrison

/s/ Mark A. Weinberger	Director	March 11, 2025
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2025
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2025
Tamara L. Schock