Form 10-Q
period 2025-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2025-05-06
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 6, 2025, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to interest rates, the effects of announced or future tariff increases on the global economy, credit spreads, declining equity or debt markets, real estate, obligors and counterparties, government default, derivatives, climate change and public health;
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2025 and December 31, 2024 (Unaudited)
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $86 and $112, respectively); and amortized cost: $156,152 and $153,744, respectively	$145,465	$140,832
Mortgage loans (net of allowance for credit loss of $629 and $503, respectively; includes $172 and $198, respectively, relating to variable interest entities)	58,902	60,025
Policy loans	5,693	5,601
Real estate and real estate joint ventures (includes $1,948 and $2,000, respectively, relating to variable interest entities, $377 and $378, respectively, under the fair value option)	8,844	8,902
Other limited partnership interests	6,773	7,054
Short-term investments, at estimated fair value	2,576	2,391
Other invested assets (includes $663 and $729, respectively, of leveraged and direct financing leases; $112 and $112, respectively, relating to variable interest entities)	16,081	17,674
Total investments	244,334	242,479
Cash and cash equivalents, principally at estimated fair value (includes $26 and $0 respectively, relating to variable interest entities)	6,182	7,271
Accrued investment income	2,030	1,986
Premiums, reinsurance and other receivables	28,559	28,084
Market risk benefits, at estimated fair value	196	246
Deferred policy acquisition costs and value of business acquired	3,090	3,136
Current income tax recoverable	156	245
Deferred income tax asset	2,577	2,883
Other assets	4,248	4,264
Separate account assets	74,948	79,202
Total assets	$366,320	$369,796
Liabilities and Equity
Liabilities
Future policy benefits	$126,998	$126,619
Policyholder account balances	102,642	102,140
Market risk benefits, at estimated fair value	2,590	2,339
Other policy-related balances	8,724	8,338
Policyholder dividends payable	226	231
Payables for collateral under securities loaned and other transactions	11,548	11,271
Long-term debt	1,554	1,553
Other liabilities	23,678	23,669
Separate account liabilities	74,948	79,202
Total liabilities	352,908	355,362
Contingencies, Commitments and Guarantees (Note 15)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	6,416	7,444
Accumulated other comprehensive income (loss)	(5,942)	(5,994)
Total Metropolitan Life Insurance Company stockholder’s equity	12,954	13,930
Noncontrolling interests	458	504
Total equity	13,412	14,434
Total liabilities and equity	$366,320	$369,796
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Revenues
Premiums	$6,695	$6,214
Universal life and investment-type product policy fees	392	359
Net investment income	2,876	2,857
Other revenues	435	455
Net investment gains (losses)	(285)	(136)
Net derivative gains (losses)	(46)	(56)
Total revenues	10,067	9,693
Expenses
Policyholder benefits and claims	7,049	6,690
Policyholder liability remeasurement (gains) losses	(15)	13
Market risk benefit remeasurement (gains) losses	290	(586)
Interest credited to policyholder account balances	931	923
Policyholder dividends	113	115
Other expenses	1,313	1,389
Total expenses	9,681	8,544
Income (loss) before provision for income tax	386	1,149
Provision for income tax expense (benefit)	51	214
Net income (loss)	335	935
Less: Net income (loss) attributable to noncontrolling interests	(2)	(3)
Net income (loss) attributable to Metropolitan Life Insurance Company	$337	$938
Comprehensive income (loss)	$1,461	$1,079
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(2)	(3)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,463	$1,082
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$5	$12,475	$7,444	$(5,994)	$13,930	$504	$14,434
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025				(1,074)	(1,074)		(1,074)
Dividends to MetLife, Inc.			(1,365)		(1,365)		(1,365)
Change in equity of noncontrolling interests					—	(44)	(44)
Net income (loss)			337		337	(2)	335
Other comprehensive income (loss), net of income tax				1,126	1,126		1,126
Balance at March 31, 2025	$5	$12,475	$6,416	$(5,942)	$12,954	$458	$13,412

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$5	$12,475	$7,645	$(6,872)	$13,253	$363	$13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(1,200)		(1,200)		(1,200)
Change in equity of noncontrolling interests					—	17	17
Net income (loss)			938		938	(3)	935
Other comprehensive income (loss), net of income tax				144	144		144
Balance at March 31, 2024	$5	$12,475	$7,164	$(6,728)	$12,916	$377	$13,293
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$1,565	$1,397
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	7,161	5,900
Equity securities	6	24
Mortgage loans	2,568	1,607
Real estate and real estate joint ventures	50	57
Other limited partnership interests	240	250
Short-term investments	2,494	2,090
Purchases and originations of:
Fixed maturity securities available-for-sale	(9,448)	(7,035)
Equity securities	(33)	(6)
Mortgage loans	(1,381)	(1,002)
Real estate and real estate joint ventures	(87)	(114)
Other limited partnership interests	(101)	(112)
Short-term investments	(2,576)	(1,095)
Cash received in connection with freestanding derivatives	489	312
Cash paid in connection with freestanding derivatives	(575)	(549)
Net change in policy loans	(92)	(67)
Net change in other invested assets	332	(14)
Other, net	24	15
Net cash provided by (used in) investing activities	(929)	261
Cash flows from financing activities
Policyholder account balances - deposits	21,763	17,712
Policyholder account balances - withdrawals	(22,366)	(18,513)
Net change in payables for collateral under securities loaned and other transactions	277	(162)
Long-term debt repaid	—	(150)
Derivatives with certain financing elements and other derivative-related transactions, net	11	(55)
Dividends paid to MetLife, Inc.	(1,365)	(1,200)
Other, net	(46)	18
Net cash provided by (used in) financing activities	(1,726)	(2,350)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	(2)
Change in cash and cash equivalents	(1,089)	(694)
Cash and cash equivalents, beginning of period	7,271	6,795
Cash and cash equivalents, end of period	$6,182	$6,101
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$7	$14
Income tax	$39	$11
Non-cash transactions:
Other invested assets received in connection with the sale of other limited partnership interests	$17	$278

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2024 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2024 Annual Report.
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
The Company uses either the equity method of accounting or the fair value option (“FVO”) for its investments in joint ventures, including real estate joint ventures (“REJV”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Effective January 1, 2025, an operating joint venture engaged in insurance underwriting activities, for which the Company uses the equity method of accounting, adopted the accounting pronouncement related to targeted improvements to the accounting for long-duration contracts. See Note 12 for further information.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following table provides a description of ASUs recently issued by the FASB and the impact of their future adoption on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information
The Company is organized into three segments: Group Benefits, RIS and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. In the fourth quarter of 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. As such, the disclosures have been enhanced to reflect the adoption of this update.
Group Benefits
The Group Benefits segment, based in the United States (“U.S.”), offers a broad range of products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include term, variable and universal life insurance, dental, group and individual disability and accident & health insurance.
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
Financial Measure and Segment Accounting Policies
Adjusted earnings is used by the Company’s chief operating decision maker, its chief executive officer, to evaluate performance and allocate resources. Adjusted earnings and related measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and related measures based on adjusted earnings allow analysis of the Company’s performance relative to its business plan and facilitate comparisons to industry results.
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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings for the Company’s segments excludes net investment gains (losses), net derivative gains (losses), market risk benefits (“MRBs”) remeasurement gains (losses) and goodwill impairments. Further, net investment income is adjusted to exclude similar items relating to joint ventures accounted for under the equity method, and policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
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
“Divested businesses” are those that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP. Divested businesses also include the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP.
“Reinsurance adjustments” relate to balances subject to ceded reinsurance arrangements with third parties and the related investment returns and other expenses which are passed through to the third-party reinsurers.
Other adjustments, which are applicable to the Company’s segments, are made in calculating adjusted earnings:
•Net investment income and interest credited to PABs excludes certain amounts related to contractholder-directed equity securities. Net investment income excludes Reinsurance adjustments.
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
The Company’s segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements. In addition, segment accounting policies include the method of capital allocation described below.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,502	$669	$525
Universal life and investment-type product policy fees	232	70	81
Net investment income (1)	305	1,653	887
Other revenues	195	58	36

Expenses
Policyholder benefits and claims and policyholder dividends	4,842	1,330	1,001
Policyholder liability remeasurement (gains) losses	(18)	(12)	15
Interest credited to PABs	44	703	84
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”)	6	10	47
Interest expense on debt	—	3	3
Other segment expenses (2)	911	84	159
Provision for income tax expense (benefit)	94	64	44
Adjusted earnings	$355	$268	$176

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2024	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,467	$176	$572
Universal life and investment-type product policy fees	222	65	70
Net investment income (1)	305	1,676	910
Other revenues	189	62	50

Expenses
Policyholder benefits and claims and policyholder dividends	4,945	827	1,046
Policyholder liability remeasurement (gains) losses	(3)	(8)	24
Interest credited to PABs	48	676	94
Other expenses:
Amortization of DAC and VOBA	6	8	50
Interest expense on debt	—	4	4
Other segment expenses (2)	868	81	200
Provision for income tax expense (benefit)	69	82	36
Adjusted earnings	$250	$309	$148
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended March 31,
	2025	2024
Group Benefits	1%	1%
RIS	5%	4%
MetLife Holdings	5%	5%
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Total segment adjusted earnings	$799	$707
Corporate & Other	76	(1)
Total consolidated adjusted earnings	875	706
Net investment gains (losses)	(285)	(136)
Net derivative gains (losses)	(46)	(56)
MRB remeasurement gains (losses)	(290)	586
Investment hedge adjustments	(50)	(126)
Other	(12)	22
Provision for income tax (expense) benefit	143	(61)
Net income (loss)	$335	$935

Segment revenues:
Group	$6,234	$6,183
RIS	2,450	1,979
MetLife Holdings	1,529	1,602
Total segment revenues	10,213	9,764
Net investment gains (losses)	(285)	(136)
Net derivative gains (losses)	(46)	(56)
Investment hedge adjustments	(50)	(126)
Other	235	247
Total consolidated revenues	$10,067	$9,693

3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$47,929	$47,551
MetLife Holdings - Long-term care	14,716	14,537
Deferred Profit Liabilities:
RIS - Annuities	3,088	3,086
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	2,005	1,969
MetLife Holdings - Participating life	42,316	42,663
Other long-duration (1)	6,286	6,300
Short-duration and other	10,658	10,513
Total	$126,998	$126,619
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
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	1	(3)
Adjusted balance	1	(3)
Issuances	604	157
Net premiums collected	(605)	(154)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$47,910	$48,886

Balance, beginning of period, at original discount rate	$49,191	$47,991
Effect of actual variances from expected experience (1)	(37)	(26)
Adjusted balance	49,154	47,965
Issuances	610	157
Interest accrual	613	597
Benefit payments	(1,158)	(1,115)
Ending balance at original discount rate	49,219	47,604
Effect of changes in discount rate assumptions	(1,005)	(200)
Balance, end of period, at current discount rate at balance sheet date	48,214	47,404

Cumulative amount of fair value hedging adjustments	(285)	(298)
Net liability for FPBs	$47,929	$47,106

Undiscounted - Expected future benefit payments	$93,608	$88,345
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$48,214	$47,404
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.6%	5.4%
__________________
(1)For the three months ended March 31, 2025 and 2024, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $24 million and $15 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,475	$5,687

Balance, beginning of period, at original discount rate	$5,568	$5,566
Effect of actual variances from expected experience	(22)	(4)
Adjusted balance	5,546	5,562
Interest accrual	71	71
Net premiums collected	(140)	(143)
Ending balance at original discount rate	5,477	5,490
Effect of changes in discount rate assumptions	(35)	—
Balance, end of period, at current discount rate at balance sheet date	$5,442	$5,490

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,012	$20,927

Balance, beginning of period, at original discount rate	$21,024	$20,494
Effect of actual variances from expected experience	(10)	(1)
Adjusted balance	21,014	20,493
Interest accrual	276	269
Benefit payments	(225)	(212)
Ending balance at original discount rate	21,065	20,550
Effect of changes in discount rate assumptions	(907)	(215)
Balance, end of period, at current discount rate at balance sheet date	20,158	20,335

Net liability for FPBs	$14,716	$14,845

Undiscounted:
Expected future gross premiums	$10,450	$10,430
Expected future benefit payments	$44,745	$44,808
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,932	$6,895
Expected future benefit payments	$20,158	$20,335
Weighted-average duration of the liability	13 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.5%
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products provide a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2025	2024
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,969	$1,841
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(17)	(14)
Balance, beginning of period, before AOCI adjustment	1,986	1,855
Effect of actual variances from expected experience	10	11
Adjusted balance	1,996	1,866
Assessments accrual	23	22
Interest accrual	25	24
Excess benefits paid	(24)	(20)
Balance, end of period, before AOCI adjustment	2,020	1,892
Add: AOCI adjustment	(15)	(15)
Balance, end of period	2,005	1,877
Less: Reinsurance recoverables	2,005	1,877
Balance, end of period, net of reinsurance	$—	$—

Weighted-average duration of the liability	16 years	17 years
Weighted-average interest accretion rate	5.2%	5.2%

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Three Months Ended March 31,
	2025		2024
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$620	$613	$167	$597
MetLife Holdings - Long-term care	180	205	181	198
Deferred Profit Liabilities:
RIS - Annuities	N/A	38	N/A	37
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	91	25	99	24
Other long-duration	178	76	177	77
Total	$1,069	$957	$624	$933
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of period	$11,698	$11,609
Less: Reinsurance recoverables	2,004	1,740
Net balance, beginning of period	9,694	9,869
Incurred related to:
Current period	5,507	5,178
Prior periods (1)	(134)	(58)
Total incurred	5,373	5,120
Paid related to:
Current period	(2,180)	(2,152)
Prior periods	(2,823)	(3,000)
Total paid	(5,003)	(5,152)
Net balance, end of period	10,064	9,837
Add: Reinsurance recoverables	2,074	2,064
Balance, end of period (included in FPBs and other policy-related balances)	$12,138	$11,901
__________________
(1)For the three months ended March 31, 2025 and 2024, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Group Benefits - Group life	$7,480	$7,469
RIS:
Capital markets investment products and stable value GICs	58,652	57,799
Annuities and risk solutions	11,824	11,673
MetLife Holdings - Annuities	9,239	9,513
Other	15,447	15,686
Total	$102,642	$102,140
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
4. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,469	$7,605
Deposits	881	966
Policy charges	(167)	(163)
Surrenders and withdrawals	(744)	(856)
Benefit payments	(4)	(4)
Net transfers from (to) separate accounts	1	(3)
Interest credited	44	48
Balance, end of period	$7,480	$7,593

Weighted-average annual crediting rate	2.4%	2.6%

At period end:
Cash surrender value	$7,415	$7,533
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$266,816	$260,502
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$468	$—	$705	$4,118	$5,291
Equal to or greater than 2% but less than 4%	1,224	97	62	—	1,383
Equal to or greater than 4%	693	27	3	48	771
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	35
Total	$2,385	$124	$770	$4,166	$7,480

March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$839	$4,628	$5,467
Equal to or greater than 2% but less than 4%	1,242	9	60	2	1,313
Equal to or greater than 4%	701	—	40	33	774
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	39
Total	$1,943	$9	$939	$4,663	$7,593

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
4. Policyholder Account Balances (continued)
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$57,799	$58,554
Deposits	20,402	16,227
Surrenders and withdrawals	(20,561)	(16,502)
Interest credited	535	518
Effect of foreign currency translation and other, net	477	(447)
Balance, end of period	$58,652	$58,350

Weighted-average annual crediting rate	3.8%	3.6%
Cash surrender value at period end	$1,054	$1,515
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,376	$2,376
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,276
Total	$—	$—	$—	$2,376	$58,652

March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,998	$1,999
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,351
Total	$—	$—	$1	$1,998	$58,350

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$11,673	$10,650
Deposits	250	250
Policy charges	(43)	(12)
Surrenders and withdrawals	(45)	(55)
Benefit payments	(149)	(148)
Net transfers from (to) separate accounts	(2)	19
Interest credited	126	112
Other	14	(23)
Balance, end of period	$11,824	$10,793

Weighted-average annual crediting rate	4.4%	4.2%

At period end:
Cash surrender value	$7,405	$6,834
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$33,917	$34,862
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$7	$2,148	$2,155
Equal to or greater than 2% but less than 4%	192	33	352	27	604
Equal to or greater than 4%	3,461	11	293	6	3,771
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,294
Total	$3,653	$44	$652	$2,181	$11,824

March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,579	$1,599
Equal to or greater than 2% but less than 4%	244	34	8	416	702
Equal to or greater than 4%	3,527	—	266	5	3,798
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,694
Total	$3,771	$34	$294	$2,000	$10,793

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$9,513	$10,888
Deposits	40	36
Policy charges	(3)	(3)
Surrenders and withdrawals	(327)	(440)
Benefit payments	(96)	(106)
Net transfers from (to) separate accounts	41	27
Interest credited	73	83
Other	(2)	4
Balance, end of period	$9,239	$10,489

Weighted-average annual crediting rate	3.2%	3.2%

At period end:
Cash surrender value	$8,637	$9,797
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$2,659	$2,486
At annuitization or exercise of other living benefits	$753	$572
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$15	$126	$409	$78	$628
Equal to or greater than 2% but less than 4%	2,224	4,879	517	104	7,724
Equal to or greater than 4%	389	148	2	—	539
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	348
Total	$2,628	$5,153	$928	$182	$9,239

March 31, 2024
Equal to or greater than 0% but less than 2%	$6	$237	$442	$60	$745
Equal to or greater than 2% but less than 4%	865	7,151	534	201	8,751
Equal to or greater than 4%	417	140	25	—	582
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	411
Total	$1,288	$7,528	$1,001	$261	$10,489
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2025			December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$182	$2,559	$2,377	$231	$2,300	$2,069
Other	14	31	17	15	39	24
Total	$196	$2,590	$2,394	$246	$2,339	$2,093
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of period	$2,069	$2,702

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,026	$2,741
Attributed fees collected	70	76
Benefit payments	(23)	(22)
Effect of changes in interest rates	137	(376)
Effect of changes in capital markets	67	(242)
Effect of changes in equity index volatility	15	34
Actual policyholder behavior different from expected behavior	58	57
Effect of foreign currency translation and other, net	2	(11)
Effect of changes in risk margin	16	(44)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,368	2,213
Cumulative effect of changes in the instrument-specific credit risk	9	18
Balance, end of period	$2,377	$2,231

At period end:
Net amount at risk, excluding offsets from hedging (1):
In the event of death	$2,659	$2,486
At annuitization or exercise of other living benefits	$753	$572
Weighted-average attained age of contractholders:
In the event of death	72 years	72 years
At annuitization or exercise of other living benefits	71 years	70 years
__________________
(1)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 4.
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
Risk margins are established to capture the non-capital market risks of the instrument, which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions at annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of period	$24	$(1)

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$29	$2
Attributed fees collected	1	1
Effect of changes in interest rates	(3)	(12)
Effect of changes in capital markets	(2)	—
Actual policyholder behavior different from expected behavior	(4)	—
Effect of foreign currency translation and other, net	—	2
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	21	(7)
Cumulative effect of changes in the instrument-specific credit risk	(4)	(2)
Balance, end of period	$17	$(9)

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
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
RIS:
Stable Value and Risk Solutions	$30,290	$32,761
Annuities	11,220	11,001
MetLife Holdings - Annuities	26,236	27,766
Other	7,202	7,674
Total	$74,948	$79,202
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$32,761	$11,001	$27,766
Premiums and deposits	636	11	61
Policy charges	(47)	(5)	(135)
Surrenders and withdrawals	(2,288)	(178)	(845)
Benefit payments	(35)	—	(114)
Investment performance	525	291	(457)
Net transfers from (to) general account	1	1	(41)
Other (1)	(1,263)	99	1
Balance, end of period	$30,290	$11,220	$26,236
Three Months Ended March 31, 2024
Balance, beginning of period	$35,562	$11,659	$29,162
Premiums and deposits	312	15	63
Policy charges	(49)	(5)	(143)
Surrenders and withdrawals	(1,804)	(172)	(880)
Benefit payments	(22)	—	(128)
Investment performance	246	(54)	1,761
Net transfers from (to) general account	(19)	—	(27)
Other (1)	(1,084)	22	(5)
Balance, end of period	$33,142	$11,465	$29,803

Cash surrender value at March 31, 2025 (2)	$26,910	N/A	$26,117
Cash surrender value at March 31, 2024 (2)	$29,496	N/A	$29,656
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
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2025
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,587	$—	$9,587
Public utilities	—	1,073	—	1,073
Municipals	—	255	—	255
Corporate bonds:
Materials	—	278	—	278
Communications	—	731	—	731
Consumer	—	1,792	—	1,792
Energy	—	966	—	966
Financial	—	3,188	—	3,188
Industrial and other	—	757	—	757
Technology	—	589	—	589
Total corporate bonds	—	8,301	—	8,301
Total bonds	—	19,216	—	19,216
Mortgage-backed securities	—	8,063	—	8,063
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,133	—	2,133
Redeemable preferred stock	—	8	—	8
Total fixed maturity securities	—	29,420	—	29,420
Equity securities	—	2,499	—	2,499
Mutual funds	1,241	3,938	32,107	37,286
Other invested assets	—	1,352	—	1,352
Total investments	1,241	37,209	32,107	70,557
Other assets	—	4,391	—	4,391
Total	$1,241	$41,600	$32,107	$74,948

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)

	December 31, 2024
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,865	$—	$9,865
Public utilities	—	1,075	—	1,075
Municipals	—	219	—	219
Corporate bonds:
Materials	—	244	—	244
Communications	—	800	—	800
Consumer	—	1,862	—	1,862
Energy	—	952	—	952
Financial	—	3,403	—	3,403
Industrial and other	—	769	—	769
Technology	—	513	—	513
Total corporate bonds	—	8,543	—	8,543
Total bonds	—	19,702	—	19,702
Mortgage-backed securities	—	8,842	—	8,842
ABS & CLO	—	1,904	—	1,904
Redeemable preferred stock	—	8	—	8
Total fixed maturity securities	—	30,456	—	30,456
Equity securities	—	2,726	—	2,726
Mutual funds	1,319	4,069	34,024	39,412
Other invested assets	—	1,268	—	1,268
Total investments	1,319	38,519	34,024	73,862
Other assets	—	5,340	—	5,340
Total	$1,319	$43,859	$34,024	$79,202

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA, DAC by segment, and Corporate & Other, was as follows at:

	Group Benefits	RIS	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2025	$244	$214	$2,526	$140	$3,124
Capitalizations	4	17	1	—	22
Amortization	(6)	(9)	(47)	(5)	(67)
Balance at March 31, 2025	$242	$222	$2,480	$135	$3,079

Balance at January 1, 2024	$255	$155	$2,723	$158	$3,291
Capitalizations	4	21	—	—	25
Amortization	(6)	(8)	(50)	(6)	(70)
Balance at March 31, 2024	$253	$168	$2,673	$152	$3,246

Total DAC and VOBA:
Balance at March 31, 2025					$3,090
Balance at March 31, 2024					$3,260
Balance at December 31, 2024					$3,136
__________________
(1)Includes DAC balances primarily related to whole life, variable annuities, term life, long-term care and universal life products.

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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Three Months Ended March 31, 2025
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$14	$5	$19
Deferrals	1	—	1
Amortization	(1)	—	(1)
Balance, end of period	$14	$5	$19

	Three Months Ended March 31, 2024
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$16	$5	$21
Deferrals	1	—	1
Amortization	(1)	—	(1)
Balance, end of period	$16	$5	$21

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving Metropolitan Life Insurance Company’s plan of reorganization, as amended (the “Plan of Reorganization”). On the Demutualization Date, Metropolitan Life Insurance Company established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life Insurance Company. See Note 9 to the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information on the closed block.
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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Closed Block Liabilities
FPBs	$34,656	$35,015
Other policy-related balances	341	315
Policyholder dividends payable	169	174
Policyholder dividend obligation	—	—
Current income tax payable	2	6
Other liabilities	940	854
Total closed block liabilities	36,108	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,103	18,958
Mortgage loans	5,650	5,720
Policy loans	3,776	3,829
Real estate and REJV	654	659
Other invested assets	503	523
Total investments	29,686	29,689
Cash and cash equivalents	1,016	930
Accrued investment income	368	367
Premiums, reinsurance and other receivables	41	45
Deferred income tax asset	401	470
Total assets designated to the closed block	31,512	31,501
Excess of closed block liabilities over assets designated to the closed block	4,596	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(1,001)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	178	183
Total amounts included in AOCI	(823)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,773	$3,790

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues
Premiums	$207	$218
Net investment income	325	343
Net investment gains (losses)	(17)	(7)
Net derivative gains (losses)	(1)	5
Total revenues	514	559
Expenses
Policyholder benefits and claims	387	404
Policyholder dividends	88	90
Other expenses	18	20
Total expenses	493	514
Revenues, net of expenses before provision for income tax expense (benefit)	21	45
Provision for income tax expense (benefit)	4	10
Revenues, net of expenses and provision for income tax expense (benefit)	$17	$35
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, prime investor, non-qualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. ABS & CLO includes securities collateralized by consumer loans, corporate loans, broadly syndicated bank loans and other assets. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	March 31, 2025					December 31, 2024
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$50,454	$(26)	$766	$3,429	$47,765	$50,394	$(45)	$609	$3,830	$47,128
Foreign corporate	27,548	(5)	332	3,112	24,763	27,536	(15)	248	3,484	24,285
U.S. government and agency	24,792	—	159	2,921	22,030	25,163	—	87	3,407	21,843
RMBS	25,818	(2)	312	1,734	24,394	23,080	(1)	203	2,069	21,213
ABS & CLO	13,460	(5)	100	279	13,276	13,432	(7)	86	306	13,205
CMBS	5,579	(12)	42	297	5,312	5,605	(8)	38	356	5,279
Municipals	5,271	—	103	506	4,868	5,373	—	100	542	4,931
Foreign government	3,230	(36)	105	242	3,057	3,161	(36)	97	274	2,948
Total fixed maturity securities AFS	$156,152	$(86)	$1,919	$12,520	$145,465	$153,744	$(112)	$1,468	$14,268	$140,832
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$5,520	$24,247	$26,783	$54,678	$44,838	$156,066
Estimated fair value	$5,448	$23,790	$25,789	$47,456	$42,982	$145,465
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

	March 31, 2025				December 31, 2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,358	$187	$21,708	$3,226	$8,413	$273	$21,608	$3,536
Foreign corporate	3,963	167	13,185	2,943	5,143	253	13,141	3,221
U.S. government and agency	2,584	61	9,441	2,860	4,619	164	9,432	3,243
RMBS	3,224	44	10,547	1,689	4,483	93	10,674	1,976
ABS & CLO	3,188	20	3,488	258	1,388	15	4,296	289
CMBS	616	7	2,701	285	607	10	2,942	347
Municipals	670	20	1,896	486	724	22	1,895	520
Foreign government	597	17	1,161	223	691	23	1,181	246
Total fixed maturity securities AFS	$22,200	$523	$64,127	$11,970	$26,068	$853	$65,169	$13,378
Investment grade	$19,640	$428	$61,958	$11,758	$24,320	$767	$62,876	$13,122
Below investment grade	2,560	95	2,169	212	1,748	86	2,293	256
Total fixed maturity securities AFS	$22,200	$523	$64,127	$11,970	$26,068	$853	$65,169	$13,378
Total number of securities in an unrealized loss position	3,157		6,548		3,637		6,786
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $1.7 billion for the three months ended March 31, 2025 to $12.5 billion primarily due to a decrease in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at March 31, 2025, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of March 31, 2025, $212 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At March 31, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2025.

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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended March 31, 2025	(In millions)
Balance, at beginning of period	$45	$15	$36	$1	$7	$8	$112
ACL not previously recorded	—	—	—	1	—	3	4
Changes for securities with previously recorded ACL	4	—	—	—	1	1	6
Securities sold or exchanged	(23)	(10)	—	—	(3)	—	(36)
Balance, at end of period	$26	$5	$36	$2	$5	$12	$86
Three Months Ended March 31, 2024
Balance, at beginning of period	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	—	—	(2)	—	1	—	(1)
Securities sold or exchanged	(52)	—	(13)	—	—	—	(65)
Balance, at end of period	$10	$2	$35	$1	$7	$11	$66
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2025		December 31, 2024
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$33,618	57.1%	$34,692	57.8%
Agricultural	14,981	25.4	15,208	25.3
Residential	10,932	18.6	10,628	17.7
Total amortized cost	59,531	101.1	60,528	100.8
ACL	(629)	(1.1)	(503)	(0.8)
Total mortgage loans	$58,902	100.0%	$60,025	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($768) million and ($791) million at March 31, 2025 and December 31, 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at March 31, 2025 was $174 million, $128 million and $100 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $178 million, $158 million and $92 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $564 million and $255 million for the three months ended March 31, 2025 and 2024, respectively. See “— Related Party Investment Transactions” for information regarding transfers of mortgage loans to and from affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$312	$63	$128	$503	$210	$152	$147	$509
Provision (release)	113	7	6	126	63	15	(18)	60
Charge-offs, net of recoveries	—	—	—	—	—	—	—	—
Balance, end of period	$425	$70	$134	$629	$273	$167	$129	$569
ACL Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Commercial and Agricultural Mortgage Loan Portfolio Segments
Within each loan portfolio segment, commercial and agricultural loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for such loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
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
These mortgage loan modifications are summarized as follows:

	Three Months Ended March,31
	2025			2024
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$136	5	<1%	$30	Less than one year	< 1%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
For the three months ended March 31, 2025, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended March 31, 2025, all commercial mortgage loans which were previously extended over the past 12 months were current. For the three months ended March 31, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became delinquent.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$166	$1,915	$1,391	$1,209	$1,615	$8,571	$2,319	$17,186	51.1%
65% to 75%	—	460	344	1,980	1,079	2,666	—	6,529	19.4
76% to 80%	—	—	—	149	132	1,646	—	1,927	5.8
Greater than 80%	19	167	112	708	880	6,090	—	7,976	23.7
Total	$185	$2,542	$1,847	$4,046	$3,706	$18,973	$2,319	$33,618	100.0%
DSCR:
> 1.20x	$80	$2,063	$1,291	$3,256	$3,234	$15,956	$2,319	$28,199	83.9%
1.00x - 1.20x	—	248	341	318	407	1,685	—	2,999	8.9
<1.00x	105	231	215	472	65	1,332	—	2,420	7.2
Total	$185	$2,542	$1,847	$4,046	$3,706	$18,973	$2,319	$33,618	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$180	$557	$802	$1,750	$1,370	$7,898	$1,196	$13,753	91.8%
65% to 75%	—	5	51	198	207	590	81	1,132	7.6
76% to 80%	—	—	—	24	—	7	4	35	0.2
Greater than 80%	—	—	—	—	—	60	1	61	0.4
Total	$180	$562	$853	$1,972	$1,577	$8,555	$1,282	$14,981	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$12	$1,291	$321	$1,728	$1,069	$6,135	$—	$10,556	96.6%
Nonperforming (1)	—	14	16	76	19	251	—	376	3.4
Total	$12	$1,305	$337	$1,804	$1,088	$6,386	$—	$10,932	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $129 million and $111 million at March 31, 2025 and December 31, 2024, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both March 31, 2025 and December 31, 2024. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In millions)
Commercial	$492	$378	$72	$—	$738	$578
Agricultural	203	243	124	171	88	82
Residential	376	337	—	—	376	337
Total	$1,071	$958	$196	$171	$1,202	$997
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2025	December 31, 2024	Three Months Ended March 31,
			2025	2024
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,630	$1,640	$43	$38
Other real estate	532	538	73	43
REJV	6,682	6,724	13	(50)
Total real estate and REJV	$8,844	$8,902	$129	$31
Depreciation expense on real estate investments was $22 million and $21 million for the three months ended March 31, 2025 and 2024, respectively. Real estate investments were net of accumulated depreciation of $757 million and $734 million at March 31, 2025 and December 31, 2024, respectively.
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
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a summary of leased real estate investments and income earned, by property type.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $688 million and $714 million at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, income tax credits and other income tax benefits of $28 million and $37 million, respectively, and amortized expense of $23 million and $33 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	March 31, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
FVO securities (2)	$287	$552	$839	$296	$576	$872

Equity securities
Common stock (3)	$134	$24	$158	$139	$9	$148
Non-redeemable preferred stock	34	—	34	22	2	24
Total equity securities	$168	$24	$192	$161	$11	$172
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
(3)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.4 billion and $4.9 billion, at estimated fair value, at March 31, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2025 and December 31, 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2025			December 31, 2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$6,380	$6,515	$6,425	$6,038	$6,202	$6,098
Repurchase agreements	$3,041	$2,975	$2,934	$3,019	$2,975	$2,925
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at March 31, 2025 and within fixed maturity securities AFS at December 31, 2024.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2025					December 31, 2024
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,726	$2,765	$2,024	$—	$6,515	$1,767	$3,023	$1,412	$—	$6,202

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	March 31, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$100	$102
Invested assets pledged as collateral (1)	22,615	21,252
Total invested assets on deposit and pledged as collateral	$22,715	$21,354
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 10.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million at redemption value at both March 31, 2025 and December 31, 2024.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2025		December 31, 2024
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
REJV	$1,954	$2	$2,004	$3
Mortgage loan joint ventures	187	—	210	—
Renewable energy partnership (primarily other invested assets)	59	1	57	—
Investment funds (primarily other invested assets)	66	2	65	1
Total	$2,266	$5	$2,336	$4

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2025		December 31, 2024
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$40,821	$40,821	$37,602	$37,602
OLPI	6,463	8,203	6,746	8,590
Other invested assets	942	1,080	985	1,129
Other investments (REJV and mortgage loans)	472	567	475	661
Total	$48,698	$50,671	$45,808	$47,982
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
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities generally issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2025 or 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2025	2024
	(In millions)
Fixed maturity securities AFS	$1,868	$1,830
Mortgage loans	763	828
Policy loans	70	70
Real estate and REJV	129	31
OLPI	113	158
Cash, cash equivalents and short-term investments	90	91
FVO securities	(33)	66
Operating joint venture	16	16
Equity securities	4	3
Other	154	81
Subtotal investment income	3,174	3,174
Less: Investment expenses	298	317
Net investment income	$2,876	$2,857

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	(14)	87
Net realized and unrealized gains (losses) recognized in net investment income	$(14)	$87

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$(35)	$64

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$132	$136

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2025	2024
	(In millions)
Fixed maturity securities AFS	$(126)	$(79)
Equity securities	(9)	6
Mortgage loans	(129)	(71)
Real estate and REJV (excluding changes in estimated fair value)	—	27
OLPI (excluding changes in estimated fair value) (1)	(1)	(38)
Other gains (losses)	(1)	(5)
Subtotal	(266)	(160)
Change in estimated fair value of OLPI and REJV	3	3
Non-investment portfolio gains (losses)	(22)	21
Subtotal	(19)	24
Net investment gains (losses)	$(285)	$(136)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(176)	$(173)
Impairment (losses)	(3)	—
Recognized gains (losses):
Change in ACL recognized in earnings	(100)	7
Unrealized net gains (losses) recognized in earnings	16	9
Total recognized gains (losses)	(84)	(157)
Non-investment portfolio gains (losses)	(22)	21
Net investment gains (losses)	$(285)	$(136)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(8)	$11

Foreign currency gains (losses)	$(27)	$9

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(176)	$(173)
Recognized in net investment income	—	—
Net realized investment gains (losses) from sales and disposals of investments	$(176)	$(173)
__________________
(1)    Includes a net loss of $1 million and $36 million for the three months ended March 31, 2025 and 2024, respectively, for private equity investments sold. For the three months ended March 31, 2025 and 2024, the Company sold $36 million and $590 million, respectively, in portfolios of investments to a fund for proceeds of $35 million and $554 million, respectively, in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2025	2024
	(In millions)
Proceeds	$3,280	$3,030
Gross investment gains	$23	$48
Gross investment (losses)	(172)	(193)
Realized gains (losses) on sales and disposals	(149)	(145)
Net credit loss (provision) release (change in ACL recognized in earnings)	26	66
Impairment (losses)	(3)	—
Net credit loss (provision) release and impairment (losses)	23	66
Net investment gains (losses)	$(126)	$(79)

Equity Securities
Realized gains (losses) on sales and disposals	$(22)	$(1)
Unrealized net gains (losses) recognized in earnings	13	7
Net investment gains (losses)	$(9)	$6
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, and real estate and REJV to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$140
Amortized cost of invested assets transferred to affiliates	$1	$137
Net investment gains (losses) recognized on transfers	$—	$3
Estimated fair value of invested assets transferred from affiliates	$50	$2

Recurring related party investments were as follows at:

		March 31, 2025	December 31, 2024

Investment Type/ Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,065	$1,014
Affiliated investments (2)	Metropolitan General Insurance Company	152	152
Affiliated funds withheld (3)	Metropolitan Tower Life Insurance Company (“MTL”)	2,589	2,604
Other invested assets		$3,806	$3,770
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. These affiliated investments earned investment income of $5 million and $3 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Represents an investment in the affiliate’s unsecured note which matures December 2034 and bears interest, payable semi-annually, at a rate per annum of 6.47%.
(3)Represents affiliated funds withheld, reported in other invested assets, related to an agreement the Company, through its wholly-owned subsidiary, entered into to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL.
The Company incurred investment advisory charges from an affiliate of $108 million and $76 million for the three months March 31, 2025 and 2024, respectively.
See “— Variable Interest Entities” for information on investments in affiliated REJV and affiliated mortgage loan joint ventures.
10. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for derivatives and Note 11 for information about the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,731	$990	$601	$4,801	$1,018	$630
Foreign currency swaps	Foreign currency exchange rate	1,450	22	31	1,450	32	67
Subtotal		6,181	1,012	632	6,251	1,050	697
Cash flow hedges:
Interest rate swaps	Interest rate	3,769	13	300	3,788	—	329
Foreign currency swaps	Foreign currency exchange rate	34,116	2,297	901	32,634	2,305	1,018
Subtotal		37,885	2,310	1,201	36,422	2,305	1,347
Total qualifying hedges		44,066	3,322	1,833	42,673	3,355	2,044
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,467	1,545	683	15,405	1,400	742
Interest rate floors	Interest rate	5,390	66	—	5,519	34	—
Interest rate caps	Interest rate	14,950	83	—	15,700	128	—
Interest rate futures	Interest rate	744	3	—	93	—	—
Interest rate options	Interest rate	30,209	169	58	30,209	201	122
Synthetic GICs	Interest rate	5,201	—	—	6,042	—	—
Foreign currency swaps	Foreign currency exchange rate	4,165	413	25	4,170	496	2
Foreign currency forwards	Foreign currency exchange rate	1,381	2	17	1,288	22	8
Credit default swaps — purchased	Credit	707	8	2	729	13	1
Credit default swaps — written	Credit	9,653	158	2	9,519	152	5
Equity futures	Equity market	709	1	2	720	3	—
Equity index options	Equity market	12,625	263	179	11,336	166	198
Equity total return swaps	Equity market	1,799	107	20	1,799	42	9
Total non-designated or nonqualifying derivatives		103,000	2,818	988	102,529	2,657	1,087
Total		$147,066	$6,140	$2,821	$145,202	$6,012	$3,131
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either March 31, 2025 or December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$75	$37	N/A
Hedged items	—	—	N/A	(79)	(35)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(10)	—	N/A	—	36	N/A
Hedged items	10	—	N/A	—	(36)	N/A
Subtotal	—	—	N/A	(4)	2	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$64
Amount of gains (losses) reclassified from AOCI into income	20	—	—	—	—	(20)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	120
Amount of gains (losses) reclassified from AOCI into income	1	348	—	—	—	(349)
Foreign currency transaction gains (losses) on hedged items	—	(348)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	21	—	—	—	—	(185)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	91	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(126)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(5)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(18)	N/A	N/A	N/A
Equity derivatives (1)	17	N/A	87	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	63	N/A	N/A	N/A
Subtotal	17	N/A	92	N/A	N/A	N/A
Earned income on derivatives	92	—	53	2	(39)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(193)	N/A	N/A	N/A
Total	$130	$—	$(46)	$(2)	$(37)	$(185)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended March 31, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(109)	$(39)	N/A
Hedged items	—	—	N/A	103	38	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	4	—	N/A	—	(24)	N/A
Hedged items	(2)	—	N/A	—	28	N/A
Subtotal	2	—	N/A	(6)	3	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(144)
Amount of gains (losses) reclassified from AOCI into income	8	2	—	—	—	(10)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	1
Amount of gains (losses) reclassified from AOCI into income	1	(270)	—	—	—	269
Foreign currency transaction gains (losses) on hedged items	—	263	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	9	(5)	—	—	—	116
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(199)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	74	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	—	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	23	N/A	N/A	N/A
Equity derivatives (1)	(25)	N/A	(281)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(36)	N/A	N/A	N/A
Subtotal	(25)	N/A	(419)	N/A	N/A	N/A
Earned income on derivatives	30	—	127	(4)	(48)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	234	N/A	N/A	N/A
Total	$16	$(5)	$(56)	$(10)	$(45)	$116
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS	$118	$115	$—	$—
Mortgage loans	$109	$98	$—	$(1)
FPBs	$(2,563)	$(2,583)	$285	$359
PABs	$(2,327)	$(2,122)	$20	$187
__________________
(1)Includes ($90) million and ($91) million of hedging adjustments on discontinued hedging relationships at March 31, 2025 and December 31, 2024, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $8 million and $0 for the three months ended March 31, 2025 and 2024, respectively.
At both March 31, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.
At March 31, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $1.0 billion and $1.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2025, the Company expected to reclassify $171 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Credit default swaps referencing indices	$65	$4,126	2.0	$72	$4,126	2.2
Subtotal	65	4,126	2.0	72	4,126	2.2
Baa
Single name credit default swaps (3)	—	55	1.0	—	55	1.3
Credit default swaps referencing indices	78	5,183	5.4	68	5,209	4.1
Subtotal	78	5,238	5.4	68	5,264	4.1
Ba
Credit default swaps referencing indices	1	25	1.7	2	25	2.0
Subtotal	1	25	1.7	2	25	2.0
B
Credit default swaps referencing indices	13	249	4.5	6	89	3.5
Subtotal	13	249	4.5	6	89	3.5
Caa
Credit default swaps referencing indices	(1)	15	1.7	(1)	15	2.0
Subtotal	(1)	15	1.7	(1)	15	2.0
Total	$156	$9,653	3.9	$147	$9,519	3.3
__________________
(1)The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings, Inc. If no rating is available from a rating agency, then an internally developed rating is used.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2025		December 31, 2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,143	$2,863	$6,033	$3,132
OTC-cleared (1)	110	11	85	5
Exchange-traded	4	2	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	6,257	2,876	6,121	3,137
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,211)	(2,211)	(2,531)	(2,531)
OTC-cleared	(4)	(4)	(4)	(4)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(1,945)	—	(2,000)	—
OTC-cleared	(93)	—	(78)	—
Securities collateral: (5)
OTC-bilateral	(1,866)	(651)	(1,487)	(601)
OTC-cleared	—	(7)	—	(1)
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$137	$1	$21	$—
__________________
(1)At March 31, 2025 and December 31, 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $117 million and $109 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $55 million and $6 million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2025 and December 31, 2024, the Company received excess cash collateral of $21 million and $16 million, respectively, and provided excess cash collateral of $4 million at both periods, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2025 and December 31, 2024, the Company received excess securities collateral with an estimated fair value of $247 million and $355 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2025 and December 31, 2024, the Company provided excess securities collateral with an estimated fair value of $863 million and $824 million, respectively, for its OTC-bilateral derivatives, $423 million at both periods, for its OTC-cleared derivatives, and $74 million and $36 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. The Company’s netting agreements for derivatives generally contain provisions that require the counterparty (or its guarantor, if applicable) to maintain specified minimum credit ratings above investment grade level from Moody’s, S&P or both. In those agreements, if the credit rating of the counterparty (or its guarantor, if applicable) were to fall below the applicable minimum rating, that counterparty would be in violation of these provisions, and the Company could terminate the transactions and demand immediate settlement and payment based on reasonable valuation of the derivatives. A significant portion of the Company’s netting agreements for derivatives grant similar rights to the counterparty to terminate the transactions and demand immediate settlement and payment if the Company’s financial strength rating were to fall below specified minimum levels above investment grade.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	March 31, 2025			December 31, 2024
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$628	$23	$651	$580	$21	$601
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,051	$23	$1,074	$962	$23	$985
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2025	December 31, 2024
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$56	$181
Funds withheld on affiliated assumed reinsurance	Other invested assets	17	(13)
Total		$73	$168
Embedded derivatives within liability host contracts:
Funds withheld on affiliated ceded reinsurance	Other liabilities	(359)	(461)
Fixed annuities with equity indexed returns	PABs	170	172
Total		$(189)	$(289)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$40,680	$7,085	$47,765
Foreign corporate	—	16,379	8,384	24,763
U.S. government and agency	9,982	12,048	—	22,030
RMBS	—	22,429	1,965	24,394
ABS & CLO	—	12,430	846	13,276
CMBS	—	5,112	200	5,312
Municipals	—	4,866	2	4,868
Foreign government	—	3,043	14	3,057
Total fixed maturity securities AFS	9,982	116,987	18,496	145,465
Short-term investments	2,446	130	—	2,576
Other investments	46	77	1,348	1,471
Derivative assets: (1)
Interest rate	3	2,866	—	2,869
Foreign currency exchange rate	—	2,734	—	2,734
Credit	—	166	—	166
Equity market	1	370	—	371
Total derivative assets	4	6,136	—	6,140
Embedded derivatives within asset host contracts (2)	—	—	73	73
MRBs	—	—	196	196
Separate account assets (3)	12,840	61,251	857	74,948
Total assets (4)	$25,318	$184,581	$20,970	$230,869
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,642	$—	$1,642
Foreign currency exchange rate	—	974	—	974
Credit	—	4	—	4
Equity market	2	199	—	201
Total derivative liabilities	2	2,819	—	2,821
Embedded derivatives within liability host contracts (2)	—	—	(189)	(189)
MRBs	—	—	2,590	2,590
Separate account liabilities (3)	—	4	—	4
Total liabilities	$2	$2,823	$2,401	$5,226

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
(4)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $45 million and $46 million at March 31, 2025 and December 31, 2024, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The credit risk of both the counterparty and the Company is considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by the counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is, in part, due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)

Level 3	•	N/A	•	N/A	•	N/A	•	dividend yield curves (2)
							•	equity volatility (1), (2)
							•	correlation between model inputs (1)

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

					March 31, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	48	-	125	94	49	-	126	94	Increase
	•	Market pricing	•	Quoted prices (4)	32	-	100	96	13	-	100	94	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	34	-	131	95	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	90	-	194	99	44	-	113	98	Increase (5)
MRBs
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(6)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.68%	0.22%	(6)
				Ages 61 - 115	0.35%	-	100%	1.14%	0.35%	-	100%	1.14%	(6)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	12.86%	0.80%	-	20.10%	12.86%	Decrease (7)
				Durations 11 - 20	3.10%	-	10.60%	6.05%	3.10%	-	10.10%	6.05%	Decrease (7)
				Durations 21 - 116	1%	-	10.10%	8.20%	1%	-	10.10%	8.20%	Decrease (7)
			•	Utilization rates	0.20%	-	16.25%	0.79%	0.20%	-	16.25%	0.79%	Increase (8)
			•	Withdrawal rates	0%	-	7.75%	4.77%	0%	-	7.75%	4.77%	(9)
			•	Long-term equity volatilities	16.63%	-	22.27%	18.77%	16.63%	-	22.27%	18.77%	Increase (10)
			•	Nonperformance risk spread	0.34%	-	0.69%	0.64%	0.33%	-	0.66%	0.64%	Decrease (11)
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
(6)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates result in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates result in a decrease (increase) in the estimated fair value of MRBs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(7)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(8)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(9)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(10)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(11)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRBs.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$15,091	$5,590	$7	$12	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(25)	4	1	—	—
Total realized/unrealized gains (losses) included in AOCI	227	18	(1)	4	—
Purchases (3)	698	1,155	2	—	—
Sales (3)	(355)	(96)	(7)	(1)	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	112	19	—	—	—
Transfers out of Level 3 (4)	(279)	(3,679)	—	(1)	—
Balance, end of period	$15,469	$3,011	$2	$14	$—
Three Months Ended March 31, 2024
Balance, beginning of period	$17,115	$3,196	$—	$14	$15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(15)	4	—	2	—
Total realized/unrealized gains (losses) included in AOCI	(169)	39	—	(1)	—
Purchases (3)	711	494	—	—	2
Sales (3)	(380)	(153)	—	—	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	81	51	—	—	—
Transfers out of Level 3 (4)	(189)	(88)	—	—	(5)
Balance, end of period	$17,154	$3,543	$—	$15	$11
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$(3)	$4	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$3	$4	$—	$2	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$204	$18	$—	$3	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$(179)	$37	$—	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$1,371	$3	$457	$859
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	(3)	(193)	3
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (3)	21	—	—	42
Sales (3)	(33)	—	—	(42)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	(2)	—
Transfers into Level 3 (4)	—	—	—	1
Transfers out of Level 3 (4)	—	—	—	(6)
Balance, end of period	$1,348	$—	$262	$857
Three Months Ended March 31, 2024
Balance, beginning of period	$1,317	$(160)	$52	$968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	84	(1)	234	(14)
Total realized/unrealized gains (losses) included in AOCI	—	(28)	—	—
Purchases (3)	5	—	—	39
Sales (3)	(3)	—	—	(9)
Issuances (3)	—	(2)	—	—
Settlements (3)	—	70	(1)	—
Transfers into Level 3 (4)	—	—	—	3
Transfers out of Level 3 (4)	—	—	—	(7)
Balance, end of period	$1,403	$(121)	$285	$980
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$(29)	$(3)	$(193)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$86	$—	$234	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$—	$(20)	$—	$—
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

	March 31, 2025	December 31, 2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,076	$499

	Three Months Ended March 31,
	2025	2024
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(125)	$(37)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 9.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. The following tables exclude: cash and cash equivalents, which are primarily classified as Level 1, and accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities (i.e., time deposits), which are primarily classified as Level 2. The Company believes that due to the short-term nature of these excluded financial instruments, the estimated fair value approximates carrying value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$58,902	$—	$—	$56,629	$56,629
Policy loans	$5,693	$—	$—	$5,996	$5,996
Other invested assets	$1,874	$—	$1,870	$17	$1,887
Premiums, reinsurance and other receivables	$13,409	$—	$411	$13,139	$13,550
Liabilities
PABs	$86,738	$—	$—	$85,348	$85,348
Long-term debt	$1,553	$—	$1,690	$—	$1,690
Other liabilities	$11,395	$—	$616	$10,728	$11,344
Separate account liabilities	$24,866	$—	$24,866	$—	$24,866

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,025	$—	$—	$56,824	$56,824
Policy loans	$5,601	$—	$—	$5,863	$5,863
Other invested assets	$2,117	$—	$1,734	$409	$2,143
Premiums, reinsurance and other receivables	$13,390	$—	$345	$13,212	$13,557
Liabilities
PABs	$86,061	$—	$—	$83,986	$83,986
Long-term debt	$1,552	$—	$1,632	$—	$1,632
Other liabilities	$11,160	$—	$259	$10,862	$11,121
Separate account liabilities	$25,873	$—	$25,873	$—	$25,873

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended March 31, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(8,651)	$959	$1,972	$(30)	$(111)	$(133)	$(5,994)
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	1,865	184	(357)	33	(55)	(1)	1,669
Deferred income tax benefit (expense)	(431)	(39)	78	(7)	12	—	(387)
AOCI before reclassifications, net of income tax	(7,147)	1,104	549	(4)	(154)	(134)	(5,786)
Amounts reclassified from AOCI	168	(369)	—	—	—	2	(199)
Deferred income tax benefit (expense)	(35)	78	—	—	—	—	43
Amounts reclassified from AOCI, net of income tax	133	(291)	—	—	—	2	(156)
Balance, end of period	$(7,014)	$813	$549	$(4)	$(154)	$(132)	$(5,942)

	Three Months Ended March 31, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(6,495)	$705	$(807)	$33	$(143)	$(165)	$(6,872)
OCI before reclassifications	(1,924)	(143)	1,804	(58)	39	—	(282)
Deferred income tax benefit (expense)	443	30	(379)	12	(8)	—	98
AOCI before reclassifications, net of income tax	(7,976)	592	618	(13)	(112)	(165)	(7,056)
Amounts reclassified from AOCI	159	259	—	—	—	3	421
Deferred income tax benefit (expense)	(37)	(55)	—	—	—	(1)	(93)
Amounts reclassified from AOCI, net of income tax	122	204	—	—	—	2	328
Balance, end of period	$(7,854)	$796	$618	$(13)	$(112)	$(163)	$(6,728)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2025	2024
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(162)	$(146)	Net investment gains (losses)
Unrealized investment gains (losses)	—	(1)	Net investment income
Unrealized investment gains (losses)	(6)	(12)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(168)	(159)
Income tax (expense) benefit	35	37
Unrealized investment gains (losses), net of income tax	(133)	(122)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	20	8	Net investment income
Interest rate derivatives	—	2	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	Net investment income
Foreign currency exchange rate derivatives	348	(270)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	369	(259)
Income tax (expense) benefit	(78)	55
Gains (losses) on cash flow hedges, net of income tax	291	(204)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(2)	(3)
Amortization of prior service (costs) credit	—	—
Amortization of defined benefit plan items, before income tax	(2)	(3)
Income tax (expense) benefit	—	1
Amortization of defined benefit plan items, net of income tax	(2)	(2)
Total reclassifications, net of income tax	$156	$(328)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Prepaid legal plans	$115	$120
Administrative services-only contracts	73	66
Recordkeeping and administrative services (1)	35	38
Other revenue from service contracts from customers	16	9
Total revenues from service contracts from customers	239	233
Other (2)	196	222
Total other revenues	$435	$455
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 16.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Amortization of DAC and VOBA	$68	$70
Interest expense on debt	28	32
General and administrative expenses (1)	655	673
Commissions and other variable expenses	434	487
Capitalization of DAC	(22)	(25)
Premium taxes, other taxes, and licenses & fees	89	97
Pension, postretirement and postemployment benefit costs	61	55
Total other expenses	$1,313	$1,389
__________________
(1)Includes ($26) million and ($40) million for the three months ended March 31, 2025 and 2024, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 16 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Income Tax
For the three months ended March 31, 2025, the effective tax rate on income (loss) before provision for income tax was 13%. The Company’s effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments, and (iii) the corporate tax deduction for stock compensation.
For the three months ended March 31, 2024, the effective tax rate on income (loss) before provision for income tax was 19%. The Company’s effective tax rate for the three months ended March 31, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, (ii) the corporate tax deduction for stock compensation, and (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
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
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority, as well as from local and national regulators and government authorities in jurisdictions outside the U.S. where the Company conducts business. The issues involved in information requests and regulatory matters vary widely, but can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.

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
As reported in the 2024 Annual Report, Metropolitan Life Insurance Company received approximately 2,936 asbestos-related claims in 2024. For the three months ended March 31, 2025 and 2024, Metropolitan Life Insurance Company received approximately 602 and 783 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update to its recorded liability at December 31, 2024. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2025.
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into the issue, and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits, and additional legal actions relating to the issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.6 billion and $1.5 billion at March 31, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $3.7 billion and $4.0 billion at March 31, 2025 and December 31, 2024, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $521 million, with a cumulative maximum of $619 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both March 31, 2025 and December 31, 2024, for indemnities and guarantees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $778 million and $722 million for the three months ended March 31, 2025 and 2024, respectively. Total revenues received from affiliates related to these agreements were $20 million and $11 million for the three months ended March 31, 2025 and 2024, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $81 million and $88 million at March 31, 2025 and December 31, 2024, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Premiums
Reinsurance assumed	$4	$1
Reinsurance ceded	(110)	(103)
Net premiums	$(106)	$(102)
Universal life and investment-type product policy fees
Reinsurance assumed	$9	$3
Reinsurance ceded	(1)	—
Net universal life and investment-type product policy fees	$8	$3
Other revenues
Reinsurance assumed	$25	$28
Reinsurance ceded	112	115
Net other revenues	$137	$143
Policyholder benefits and claims
Reinsurance assumed	$10	$12
Reinsurance ceded	(89)	(86)
Net policyholder benefits and claims	$(79)	$(74)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$(1)	$—
Reinsurance ceded	(1)	2
Net policyholder liability remeasurement (gains) losses	$(2)	$2
Interest credited to PABs
Reinsurance assumed	$86	$89
Reinsurance ceded	(2)	(3)
Net interest credited to PABs	$84	$86
Other expenses
Reinsurance assumed	$11	$12
Reinsurance ceded	(21)	56
Net other expenses	$(10)	$68

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2025		December 31, 2024
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$162	$11,051	$163	$11,048
DAC and VOBA	135	(154)	140	(156)
Total assets	$297	$10,897	$303	$10,892
Liabilities
FPBs	$2,016	$—	$2,028	$—
PABs	8,740	—	8,845	—
Other policy-related balances	68	(49)	66	(47)
Other liabilities	841	9,718	856	9,748
Total liabilities	$11,665	$9,669	$11,795	$9,701
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this reinsurance agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this agreement are included within other liabilities and were ($42) million and ($46) million at March 31, 2025 and December 31, 2024, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($4) million and $3 million for the three months ended March 31, 2025 and 2024, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($317) million and ($415) million at March 31, 2025 and December 31, 2024, respectively. Net derivative gains (losses) associated with the embedded derivative were ($98) million and $79 million for the three months ended March 31, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Business
Current Market Conditions
In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2024 to promote economic stability, including lowering interest rates during the second half of the year. While rates have remained steady in 2025, labor market conditions, inflation and financial and international developments, as well as other factors, could result in policy adjustments later this year.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2024 Annual Report, as amended or supplemented here.
Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2021, the U.S. Department of Labor’s (the “DOL”) final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating the Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations aligned with U.S. Securities and Exchange Commission (“SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Internal Revenue Code of 1986, as amended, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. Shortly thereafter, these changes were challenged in court, and in July 2024, two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. The DOL initially appealed these stay orders but has since indicated that it no longer intends to pursue those appeals and, instead, will revisit and re-evaluate the regulation and PTE amendments. Accordingly, it is unclear when, or whether, the regulation and PTE amendments will take effect.
Management of Climate Risk and ESG
In March 2025, the SEC voted to end its defense of final rules that it had adopted in March 2024 requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements.

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
Key Financial Highlights
•Net income attributable to MLIC of $337 million for the three months ended March 31, 2025, compared to $938 million for the three months ended March 31, 2024.
•Adjusted earnings of $875 million for the three months ended March 31, 2025, compared to $706 million for the three months ended March 31, 2024.
Consolidated Results

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues
Premiums	$6,695	$6,214
Universal life and investment-type product policy fees	392	359
Net investment income	2,876	2,857
Other revenues	435	455
Net investment gains (losses)	(285)	(136)
Net derivative gains (losses)	(46)	(56)
Total revenues	10,067	9,693
Expenses
Policyholder benefits and claims and policyholder dividends	7,162	6,805
Policyholder liability remeasurement (gains) losses	(15)	13
Market risk benefit remeasurement (gains) losses	290	(586)
Interest credited to policyholder account balances	931	923
Amortization of deferred policy acquisition costs and value of business acquired	68	70
Interest expense on debt	28	32
Other expenses, net of capitalization of deferred policy acquisition costs	1,217	1,287
Total expenses	9,681	8,544
Income (loss) before provision for income tax	386	1,149
Provision for income tax expense (benefit)	51	214
Net income (loss)	335	935
Less: Net income (loss) attributable to noncontrolling interests	(2)	(3)
Net income (loss) attributable to Metropolitan Life Insurance Company	$337	$938
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Net income (loss) attributable to MLIC - Increased $601 million primarily due to the following:
Net Investment Gains (Losses) - Unfavorable change of $149 million ($118 million, net of income tax):
•Higher increase to the allowance for credit loss on mortgage loans
•Higher losses on sales of fixed maturity securities
•Losses on foreign currency transactions in the current period
•Gains on sales of real estate investments in the prior period

Net Derivative Gains (Losses) - Favorable change of $10 million ($8 million, net of income tax)(1):
•Long-term interest rates decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of receiver swaps and options
•Key equity indexes decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of total rate of return swaps, long put options and short futures
Substantially offset by:
•Change in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
•The U.S. dollar weakened against major currencies in the current period compared to strengthened in the prior period - favorable impact to the estimated fair value of receive-U.S. dollar currency swaps and buy-U.S. dollar currency forwards
Market Risk Benefit Remeasurement (Gains) Losses(2) - Unfavorable change of $876 million ($692 million, net of income tax):
•Long-term interest rates decreased in the current period compared to increased in the prior period
•Key equity indexes decreased in the current period compared to increased in the prior period
Adjusted Earnings(3) - Favorable change of $169 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 13% in the current period compared to 19% in the prior period:
•Current period effective tax rate on income before provision for income tax was 13% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
◦Corporate tax deduction for stock-based compensation
•Prior period effective tax rate on income before provision for income tax was 19% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Corporate tax deduction for stock-based compensation
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
__________________
(1)Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings.
(2)See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s market risk benefits (“MRBs”).
(3)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net income (loss)	$335	$935
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(285)	(136)
Net derivative gains (losses)	(46)	(56)
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(79)	(124)
Other revenues	27	32
Expenses:
Policyholder benefits and claims and policyholder dividends	13	13
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefit remeasurement (gains) losses	(290)	586
Interest credited to policyholder account balances	(20)	(22)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—
Amortization of DAC and value of business acquired	—	—
Interest expense on debt	—	—
Other expenses	(3)	(3)
Provision for income tax (expense) benefit	143	(61)
Adjusted earnings	$875	$706

Premiums, fees and other revenues	$7,522	$7,028
Less: adjustments to premiums, fees and other revenues	27	32
Adjusted premiums, fees and other revenues	$7,495	$6,996

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2025 increased $499 million, or 7%, compared to the prior period. The increase was primarily due to growth in our pension risk transfer business. Changes in RIS premiums were more than offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $169 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $20 million:
•Recurring investment income decreased - lower income on derivatives and lower yields on mortgage loans, largely offset by higher income on real estate investments; lower average invested assets in the MetLife Holdings segment due to business run-off were substantially offset by positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment
•Higher interest credited expenses - higher average interest crediting rates on investment-type products and growth on long-duration products in the RIS segment, partially offset by lower interest crediting rates on long-duration products in the MetLife Holdings segment
Partially offset by:
•Variable investment income increased - higher returns on real estate funds, largely offset by lower returns on private equity funds
Volume Growth - Decreased adjusted earnings by $21 million:
•Lower average invested assets in Corporate & Other
•Expected business run-off in the MetLife Holdings segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $127 million:
•Favorable mortality results - lower claims incidence and severity in the life business in the Group Benefits segment
•Favorable change from refinements to certain insurance and other liabilities in both periods
Expenses - Increased adjusted earnings by $87 million:
•Lower corporate-related expenses in Corporate & Other
•Lower expenses in the MetLife Holdings segment due to a change in the allocation of legal entity expenses
Adopted Accounting Pronouncements
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
Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
Adjusted earnings
Adjusted earnings is used by the Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. For additional information relating to adjusted earnings, see “Financial Measure and Segment Accounting Policies” and “Corporate & Other” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
The following additional information is relevant to an understanding of our performance results:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.
•Volume growth, where cited, represents the change in certain measures of our segment results, including adjusted earnings, attributable to business growth, applying a model in which certain margins and factors are held constant, the most significant of which are underwriting margins, investment margins, changes in equity market performance, expense margins and the impact of changes in foreign currency exchange rates.
•Total adjusted stockholder’s equity: total stockholder’s equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of accumulated other comprehensive income and the estimated fair value of certain ceded reinsurance-related embedded derivatives (see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information about Reinsurance adjustments), all net of income tax.
•Allocated equity: the portion of total adjusted stockholder’s equity that MetLife’s management allocates to each of its segments based on local capital requirements and economic capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Economic Capital” in the 2024 Annual Report.
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2024 Annual Report for information on our risk management.

Subsequent Events
On April 30, 2025, the Company entered into a definitive agreement with Talcott Resolution Life Insurance Company, a life insurance and annuities subsidiary of Talcott Financial Group, to reinsure approximately $10.0 billion of variable annuity and rider reserves, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into a reinsurance agreement on both a modified coinsurance and a funds withheld basis. The transaction is expected to close in the second half of 2025 and is subject to regulatory approvals and other customary closing conditions.

Item 4. Controls and Procedures
Management, with the participation of the CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective.
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2024 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2024 Annual Report.
Item 5. Other Information
Securities trading plans
During the three months ended March 31, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Farmer Mac	Federal Agricultural Mortgage Corporation
ABO	Accumulated Benefit Obligations	FASB	Financial Accounting Standards Board
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FCTA	Foreign Currency Translation Adjustments
ACL	Allowance For Credit Loss	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Additional Insurance Liabilities	Universal and variable universal life secondary and paid-up guarantees	Federal Reserve Board	Board of Governors of the Federal Reserve System
AFS	Available-For-Sale	FHLBNY	Federal Home Loan Bank of New York
AI	Artificial Intelligence	FINRA	Financial Industry Regulatory Authority
ALM	Asset/Liability Management	FIO	Federal Insurance Office
Alt-A	Alternative Residential Mortgage Loans	Fitch	Fitch Ratings Inc.
AOCI	Accumulated Other Comprehensive Income (Loss)	FPB	Future Policy Benefits
ASO	Administrative Services-Only	FSOC	Financial Stability Oversight Council
ASU	Accounting Standards Update	FVO	Fair Value Option
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GAAP	Accounting principles generally accepted in the United States of America
CCPA	California Consumer Privacy Act	GCC	Group Capital Calculation
CEO	Chief Executive Officer	GHG	Greenhouse Gas
CFO	Chief Financial Officer	GICs	Guaranteed Interest Contracts
CFPB	Consumer Financial Protection Bureau	Global Atlantic	Global Atlantic Financial Group
CFTC	Commodity Futures Trading Commission	GMABs	Guaranteed Minimum Accumulation Benefits
CISO	Chief Information Security Officer	GMCR	Guaranteed Minimum Crediting Rates
CLOs	Collateralized Loan Obligations	GMDBs	Guaranteed Minimum Death Benefits
CMBS	Commercial Mortgage-Backed Securities	GMIBs	Guaranteed Minimum Income Benefits
CODM	Chief Operating Decision Maker	GMWBs	Guaranteed Minimum Withdrawal Benefits
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	GMXBs	Guaranteed Minimum Benefits
Credit Facility	Unsecured revolving credit facility	IBNP	Incurred But Not Paid
CRO	Chief Risk Officer	IBNR	Incurred But Not Reported
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	IMR	Interest Maintenance Reserve
DAC	Deferred Policy Acquisition Costs	IRS	Internal Revenue Service
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	LDTI	Long-Duration Targeted Improvements
DOL	U.S. Department of Labor	LDTI Transition Date	January 1, 2021
DPL	Deferred Profit Liability	LTV	Loan-To-Value
DSCR	Debt Service Coverage Ratios	MetLife Funding	MetLife Funding, Inc.
ERC	Enterprise Risk Committee	MLIC	Metropolitan Life Insurance Company
ERISA	Employee Retirement Income Security Act of 1974	Moody’s	Moody’s Investors Service, Inc.
ERM	Enterprise Risk Management	MoRe	Missouri Reinsurance, Inc.
ESG	Environmental, Social and Governance	MRBs	Market Risk Benefits
Exchange Act	Securities Exchange Act Of 1934	MRC	MetLife Reinsurance Company of Charleston

MTL	Metropolitan Tower Life Insurance Company	RIS	Retirement and Income Solutions
NAIC	National Association of Insurance Commissioners	RMBS	Residential Mortgage-Backed Securities
NAV	Net Asset Value	ROU	Right-of-Use
NGEs	Non-Guaranteed Elements	S&P	Standard & Poor’s Global Ratings
Non-Bank SIFI	Non-Bank Systemically Important Financial Institution	SCL	Special Considerations Letter
NPR	Net Premium Ratio	SEC	U.S. Securities and Exchange Commission
NQM	Non-Qualified Residential Mortgage	SSG	Structured Securities Group
NRSRO	Nationally Recognized Statistical Rating Organizations	Statutory Codification	Codification of Statutory Accounting Principles
NYDFS	New York State Department of Financial Services	Structured Products	RMBS, ABS & CLO and CMBS
OCI	Other Comprehensive Income (Loss)	Superintendent	New York Superintendent of Financial Services
OLPI	Other Limited Partnership Interests	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
OTC	Over-the-Counter	TRRs	Total Rate of Return Swaps
OTC-bilateral	Bilateral contracts between two counterparties	U.S.	United States
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PABs	Policyholder Account Balances	UREV	Unearned Revenue
PBO	Projected Benefit Obligation	VIEs	Variable Interest Entities
PCAOB	Public Company Accounting Oversight Board	VOBA	Value of Business Acquired
PTE	Prohibited Transaction Exemption	VOCRA	Value of Customer Relationships Acquired
RBC	Risk-Based Capital	VODA	Value of Distribution Agreements
REJV	Real Estate Joint Ventures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Toby S. Brown
Name: Toby S. Brown Title: Executive Vice President, Global Head of Reinsurance and Interim Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)

Date: May 6, 2025