Form 10-Q
period 2025-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2025-08-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 12, 2025, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2025 and December 31, 2024 (Unaudited)
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $103 and $112, respectively); and amortized cost: $156,688 and $153,744, respectively	$147,281	$140,832
Mortgage loans (net of allowance for credit loss of $792 and $503, respectively; includes $171 and $198, respectively, relating to variable interest entities)	57,780	60,025
Policy loans	5,652	5,601
Real estate and real estate joint ventures (includes $1,985 and $2,000, respectively, relating to variable interest entities; $389 and $378, respectively, under the fair value option; $82 and $0, of real estate held-for-sale, respectively)	8,981	8,902
Other limited partnership interests	6,715	7,054
Short-term investments, at estimated fair value	2,294	2,391
Other invested assets (includes $652 and $729, respectively, of leveraged and direct financing leases; $108 and $112, respectively, relating to variable interest entities)	15,590	17,674
Total investments	244,293	242,479
Cash and cash equivalents, principally at estimated fair value (includes $30 and $0, respectively, relating to variable interest entities)	7,161	7,271
Accrued investment income	1,972	1,986
Premiums, reinsurance and other receivables	28,606	28,084
Market risk benefits, at estimated fair value	226	246
Deferred policy acquisition costs and value of business acquired	3,050	3,136
Current income tax recoverable	336	245
Deferred income tax asset	2,777	2,883
Other assets	4,242	4,264
Separate account assets	74,910	79,202
Total assets	$367,573	$369,796
Liabilities and Equity
Liabilities
Future policy benefits	$127,055	$126,619
Policyholder account balances	104,248	102,140
Market risk benefits, at estimated fair value	2,451	2,339
Other policy-related balances	8,720	8,338
Policyholder dividends payable	226	231
Payables for collateral under securities loaned and other transactions	11,340	11,271
Long-term debt	1,555	1,553
Other liabilities (includes $65 and $0, respectively, relating to variable interest entities)	24,200	23,669
Separate account liabilities	74,910	79,202
Total liabilities	354,705	355,362
Contingencies, Commitments and Guarantees (Note 15)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	6,012	7,444
Accumulated other comprehensive income (loss)	(6,064)	(5,994)
Total Metropolitan Life Insurance Company stockholder’s equity	12,428	13,930
Noncontrolling interests	440	504
Total equity	12,868	14,434
Total liabilities and equity	$367,573	$369,796
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums	$6,638	$7,366	$13,333	$13,580
Universal life and investment-type product policy fees	390	381	782	740
Net investment income	2,806	2,903	5,682	5,760
Other revenues	421	447	856	902
Net investment gains (losses)	(322)	(106)	(607)	(242)
Net derivative gains (losses)	(584)	60	(630)	4
Total revenues	9,349	11,051	19,416	20,744
Expenses
Policyholder benefits and claims	6,957	7,525	14,006	14,215
Policyholder liability remeasurement (gains) losses	21	3	6	16
Market risk benefit remeasurement (gains) losses	(242)	(130)	48	(716)
Interest credited to policyholder account balances	941	957	1,872	1,880
Policyholder dividends	111	112	224	227
Other expenses	1,340	1,405	2,653	2,794
Total expenses	9,128	9,872	18,809	18,416
Income (loss) before provision for income tax	221	1,179	607	2,328
Provision for income tax expense (benefit)	27	228	78	442
Net income (loss)	194	951	529	1,886
Less: Net income (loss) attributable to noncontrolling interests	(3)	—	(5)	(3)
Net income (loss) attributable to Metropolitan Life Insurance Company	$197	$951	$534	$1,889
Comprehensive income (loss)	$72	$1,271	$1,533	$2,350
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(3)	—	(5)	(3)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$75	$1,271	$1,538	$2,353
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$5	$12,475	$7,444	$(5,994)	$13,930	$504	$14,434
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025				(1,074)	(1,074)		(1,074)
Dividends to MetLife, Inc.			(1,365)		(1,365)		(1,365)
Change in equity of noncontrolling interests					—	(44)	(44)
Net income (loss)			337		337	(2)	335
Other comprehensive income (loss), net of income tax				1,126	1,126		1,126
Balance at March 31, 2025	$5	$12,475	$6,416	$(5,942)	$12,954	$458	$13,412
Dividends to MetLife, Inc.			(601)		(601)		(601)
Change in equity of noncontrolling interests					—	(15)	(15)
Net income (loss)			197		197	(3)	194
Other comprehensive income (loss), net of income tax				(122)	(122)		(122)
Balance at June 30, 2025	$5	$12,475	$6,012	$(6,064)	$12,428	$440	$12,868

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$5	$12,475	$7,645	$(6,872)	$13,253	$363	$13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(1,200)		(1,200)		(1,200)
Change in equity of noncontrolling interests					—	17	17
Net income (loss)			938		938	(3)	935
Other comprehensive income (loss), net of income tax				144	144		144
Balance at March 31, 2024	$5	$12,475	$7,164	$(6,728)	$12,916	$377	$13,293
Dividends to MetLife, Inc.			(800)		(800)		(800)
Change in equity of noncontrolling interests					—	115	115
Net income (loss)			951		951		951
Other comprehensive income (loss), net of income tax				320	320		320
Balance at June 30, 2024	$5	$12,475	$7,315	$(6,408)	$13,387	$492	$13,879
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$2,579	$2,388
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	13,988	14,256
Equity securities	28	193
Mortgage loans	4,980	3,497
Real estate and real estate joint ventures	77	214
Other limited partnership interests	373	349
Short-term investments	3,716	3,424
Purchases and originations of:
Fixed maturity securities available-for-sale	(16,607)	(15,274)
Equity securities	(35)	(177)
Mortgage loans	(2,675)	(2,041)
Real estate and real estate joint ventures	(260)	(424)
Other limited partnership interests	(234)	(220)
Short-term investments	(3,479)	(2,101)
Cash received in connection with freestanding derivatives	704	431
Cash paid in connection with freestanding derivatives	(795)	(860)
Net change in policy loans	(51)	(42)
Net change in other invested assets	423	85
Other, net	55	20
Net cash provided by (used in) investing activities	208	1,330
Cash flows from financing activities
Policyholder account balances - deposits	41,648	36,757
Policyholder account balances - withdrawals	(42,611)	(37,694)
Net change in payables for collateral under securities loaned and other transactions	69	(46)
Long-term debt repaid	—	(150)
Derivatives with certain financing elements and other derivative-related transactions, net	24	(77)
Dividends paid to MetLife, Inc.	(1,966)	(2,000)
Other, net	(66)	48
Net cash provided by (used in) financing activities	(2,902)	(3,162)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	5	(2)
Change in cash and cash equivalents	(110)	554
Cash and cash equivalents, beginning of period	7,271	6,795
Cash and cash equivalents, end of period	$7,161	$7,349
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$56	$66
Income tax	$399	$372
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$876
Real estate and real estate joint ventures acquired in satisfaction of debt	$61	$290
Other invested assets received in connection with the sale of other limited partnership interests	$17	$297

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date

The key amendments in this update require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses is also required.
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
MetLife Holdings
The MetLife Holdings segment principally consists of operations relating to products and businesses that the Company no longer actively markets in the U.S. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.
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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings for the Company’s segments excludes net investment gains (losses), net derivative gains (losses), market risk benefit (“MRB”) remeasurement gains (losses) and goodwill impairments. Further, net investment income is adjusted to exclude similar items relating to joint ventures accounted for under the equity method, and policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
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
Other adjustments, which are applicable to the Company’s segments, are made in calculating adjusted earnings:
•Net investment income and interest credited to PABs exclude certain amounts related to contractholder-directed equity securities.
•Other expenses exclude (i) implementation of new insurance regulatory requirements and other costs, and (ii) acquisition, integration and other related costs. Other expenses include (i) deductions for net income attributable to noncontrolling interests, and (ii) benefits accrued on synthetic guaranteed interest contracts (“GICs”) accounted for as freestanding derivatives.
•Net investment income and other expenses also exclude Reinsurance adjustments (as defined below).
•Other revenues include fee revenue on synthetic GICs accounted for as freestanding derivatives.
•Other revenues exclude and other expenses include fees received in connection with services provided under transition service agreements.
•“Reinsurance adjustments” relate to amounts subject to ceded reinsurance arrangements with third parties, including (i) the related investment returns and expenses which are passed through to the third-party reinsurers and (ii) the corresponding invested assets and cash and cash equivalents.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,520	$597	$521
Universal life and investment-type product policy fees	241	68	76
Net investment income (1)	299	1,619	861
Other revenues	184	59	35

Expenses
Policyholder benefits and claims and policyholder dividends	4,846	1,241	995
Policyholder liability remeasurement (gains) losses	(4)	2	23
Interest credited to PABs	43	714	85
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”)	7	10	45
Interest expense on debt	1	3	3
Other segment expenses (2)	900	73	148
Provision for income tax expense (benefit)	95	63	34
Adjusted earnings	$356	$237	$160

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2024	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,337	$1,455	$572
Universal life and investment-type product policy fees	229	59	88
Net investment income (1)	303	1,679	921
Other revenues	189	70	37

Expenses
Policyholder benefits and claims and policyholder dividends	4,488	2,099	1,064
Policyholder liability remeasurement (gains) losses	1	(14)	16
Interest credited to PABs	48	708	99
Other expenses:
Amortization of DAC and VOBA	7	9	49
Interest expense on debt	1	3	3
Other segment expenses (2)	882	75	194
Provision for income tax expense (benefit)	131	80	38
Adjusted earnings	$500	$303	$155

Six Months Ended June 30, 2025	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$11,022	$1,266	$1,046
Universal life and investment-type product policy fees	473	138	157
Net investment income (1)	604	3,272	1,748
Other revenues	379	117	71

Expenses
Policyholder benefits and claims and policyholder dividends	9,688	2,571	1,996
Policyholder liability remeasurement (gains) losses	(22)	(10)	38
Interest credited to PABs	87	1,417	169
Other expenses:
Amortization of DAC and VOBA	13	20	92
Interest expense on debt	1	6	6
Other segment expenses (2)	1,811	157	307
Provision for income tax expense (benefit)	189	127	78
Adjusted earnings	$711	$505	$336

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2024	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$10,804	$1,631	$1,144
Universal life and investment-type product policy fees	451	124	158
Net investment income (1)	608	3,355	1,831
Other revenues	378	132	87

Expenses
Policyholder benefits and claims and policyholder dividends	9,433	2,926	2,110
Policyholder liability remeasurement (gains) losses	(2)	(22)	40
Interest credited to PABs	96	1,384	193
Other expenses:
Amortization of DAC and VOBA	13	17	99
Interest expense on debt	1	7	7
Other segment expenses (2)	1,750	156	394
Provision for income tax expense (benefit)	200	162	74
Adjusted earnings	$750	$612	$303
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Group Benefits	—%	—%	—%	1%
RIS	3%	4%	4%	4%
MetLife Holdings	4%	5%	4%	5%
(2)Includes direct and allocated expenses; pension, postretirement and postemployment benefit costs; premium taxes, other taxes, and licenses & fees; and commissions and other variable expenses. This line item is net of capitalization of DAC.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Total segment adjusted earnings	$753	$958	$1,552	$1,665
Corporate & Other	(21)	1	55	—
Total consolidated adjusted earnings	732	959	1,607	1,665
Net investment gains (losses)	(322)	(106)	(607)	(242)
Net derivative gains (losses)	(584)	60	(630)	4
MRB remeasurement gains (losses)	242	130	(48)	716
Investment hedge adjustments	(53)	(113)	(103)	(239)
Other	29	21	17	43
Provision for income tax (expense) benefit	150	—	293	(61)
Net income (loss)	$194	$951	$529	$1,886

Segment revenues:
Group	$6,244	$6,058	$12,478	$12,241
RIS	2,343	3,263	4,793	5,242
MetLife Holdings	1,493	1,618	3,022	3,220
Total segment revenues	10,080	10,939	20,293	20,703
Net investment gains (losses)	(322)	(106)	(607)	(242)
Net derivative gains (losses)	(584)	60	(630)	4
Investment hedge adjustments	(53)	(113)	(103)	(239)
Other	228	271	463	518
Total consolidated revenues	$9,349	$11,051	$19,416	$20,744
3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$47,981	$47,551
MetLife Holdings - Long-term care	14,803	14,537
Deferred Profit Liabilities:
RIS - Annuities	3,075	3,086
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	2,041	1,969
MetLife Holdings - Participating life	42,084	42,663
Other long-duration (1)	6,294	6,300
Short-duration and other	10,777	10,513
Total	$127,055	$126,619
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
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(4)	(2)
Adjusted balance	(4)	(2)
Issuances	1,086	1,575
Net premiums collected	(1,082)	(1,573)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$47,910	$48,886

Balance, beginning of period, at original discount rate	$49,191	$47,991
Effect of actual variances from expected experience (1)	(48)	(55)
Adjusted balance	49,143	47,936
Issuances	1,094	1,572
Interest accrual	1,228	1,197
Benefit payments	(2,334)	(2,224)
Ending balance at original discount rate	49,131	48,481
Effect of changes in discount rate assumptions	(868)	(1,146)
Balance, end of period, at current discount rate at balance sheet date	48,263	47,335

Cumulative amount of fair value hedging adjustments	(282)	(337)
Net liability for FPBs	$47,981	$46,998

Undiscounted - Expected future benefit payments	$93,271	$90,171
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$48,263	$47,335
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.5%	5.6%
__________________
(1)For the six months ended June 30, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $33 million. For the six months ended June 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $30 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,475	$5,687

Balance, beginning of period, at original discount rate	$5,568	$5,566
Effect of actual variances from expected experience	(3)	13
Adjusted balance	5,565	5,579
Interest accrual	141	141
Net premiums collected	(280)	(286)
Ending balance at original discount rate	5,426	5,434
Effect of changes in discount rate assumptions	(6)	(80)
Balance, end of period, at current discount rate at balance sheet date	$5,420	$5,354

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,012	$20,927

Balance, beginning of period, at original discount rate	$21,024	$20,494
Effect of actual variances from expected experience	26	31
Adjusted balance	21,050	20,525
Interest accrual	553	540
Benefit payments	(452)	(421)
Ending balance at original discount rate	21,151	20,644
Effect of changes in discount rate assumptions	(928)	(835)
Balance, end of period, at current discount rate at balance sheet date	20,223	19,809

Net liability for FPBs	$14,803	$14,455

Undiscounted:
Expected future gross premiums	$10,269	$10,280
Expected future benefit payments	$44,566	$44,653
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,870	$6,715
Expected future benefit payments	$20,223	$19,809
Weighted-average duration of the liability	13 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.8%
Rollforward - Additional Insurance Liabilities
The Company establishes additional insurance liabilities for annuitization, death or other insurance benefits for universal life and variable universal life contract features whereby the Company guarantees to the contractholder either a secondary guarantee or a guaranteed paid-up benefit. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2025	2024
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,969	$1,841
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(17)	(14)
Balance, beginning of period, before AOCI adjustment	1,986	1,855
Effect of actual variances from expected experience	13	18
Adjusted balance	1,999	1,873
Assessments accrual	46	44
Interest accrual	51	48
Excess benefits paid	(40)	(36)
Balance, end of period, before AOCI adjustment	2,056	1,929
Add: AOCI adjustment	(15)	(16)
Balance, end of period	2,041	1,913
Less: Reinsurance recoverables	2,041	1,913
Balance, end of period, net of reinsurance	$—	$—

Weighted-average duration of the liability	16 years	16 years
Weighted-average interest accretion rate	5.2%	5.2%

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Six Months Ended June 30,
	2025		2024
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$1,116	$1,228	$1,613	$1,197
MetLife Holdings - Long-term care	359	412	362	399
Deferred Profit Liabilities:
RIS - Annuities	N/A	76	N/A	74
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	181	51	198	48
Other long-duration	412	153	374	153
Total	$2,068	$1,920	$2,547	$1,871
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance, beginning of period	$11,698	$11,609
Less: Reinsurance recoverables	2,004	1,740
Net balance, beginning of period	9,694	9,869
Incurred related to:
Current period	10,701	10,373
Prior periods (1)	(161)	(240)
Total incurred	10,540	10,133
Paid related to:
Current period	(6,188)	(6,108)
Prior periods	(3,915)	(4,073)
Total paid	(10,103)	(10,181)
Net balance, end of period	10,131	9,821
Add: Reinsurance recoverables	2,172	1,998
Balance, end of period (included in FPBs and other policy-related balances)	$12,303	$11,819
__________________
(1)For the six months ended June 30, 2025 and 2024, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Group Benefits - Group life	$7,435	$7,469
RIS:
Capital markets investment products and stable value GICs	60,373	57,799
Annuities and risk solutions	12,098	11,673
MetLife Holdings - Annuities	9,014	9,513
Other	15,328	15,686
Total	$104,248	$102,140
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
4. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,469	$7,605
Deposits	1,771	1,799
Policy charges	(336)	(327)
Surrenders and withdrawals	(1,552)	(1,676)
Benefit payments	(5)	(6)
Net transfers from (to) separate accounts	1	(3)
Interest credited	87	95
Balance, end of period	$7,435	$7,487

Weighted-average annual crediting rate	2.4%	2.6%

At period end:
Cash surrender value	$7,370	$7,427
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$267,754	$264,497
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$479	$—	$685	$4,113	$5,277
Equal to or greater than 2% but less than 4%	1,204	95	60	—	1,359
Equal to or greater than 4%	687	26	3	50	766
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	33
Total	$2,370	$121	$748	$4,163	$7,435

June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$819	$4,574	$5,393
Equal to or greater than 2% but less than 4%	1,217	9	59	1	1,286
Equal to or greater than 4%	697	—	39	34	770
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	38
Total	$1,914	$9	$917	$4,609	$7,487

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
4. Policyholder Account Balances (continued)
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$57,799	$58,554
Deposits	38,786	33,817
Surrenders and withdrawals	(39,018)	(33,744)
Interest credited	1,070	1,066
Effect of foreign currency translation and other, net	1,736	(440)
Balance, end of period	$60,373	$59,253

Weighted-average annual crediting rate	3.7%	3.7%
Cash surrender value at period end	$849	$1,445
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,591	$2,591
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	57,782
Total	$—	$—	$—	$2,591	$60,373

June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,647	$2,647
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,606
Total	$—	$—	$—	$2,647	$59,253

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$11,673	$10,650
Deposits	634	657
Policy charges	(90)	(57)
Surrenders and withdrawals	(94)	(186)
Benefit payments	(293)	(287)
Net transfers from (to) separate accounts	(4)	20
Interest credited	255	225
Other	17	(31)
Balance, end of period	$12,098	$10,991

Weighted-average annual crediting rate	4.4%	4.2%

At period end:
Cash surrender value	$7,635	$6,952
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$35,944	$35,769
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,380	$2,388
Equal to or greater than 2% but less than 4%	164	57	351	32	604
Equal to or greater than 4%	3,444	11	293	6	3,754
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,352
Total	$3,608	$68	$652	$2,418	$12,098

June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$1,748	$1,767
Equal to or greater than 2% but less than 4%	201	35	11	421	668
Equal to or greater than 4%	3,509	—	268	5	3,782
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,774
Total	$3,710	$35	$298	$2,174	$10,991

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$9,513	$10,888
Deposits	78	81
Policy charges	(5)	(6)
Surrenders and withdrawals	(634)	(870)
Benefit payments	(189)	(206)
Net transfers from (to) separate accounts	106	58
Interest credited	144	166
Other	1	7
Balance, end of period	$9,014	$10,118

Weighted-average annual crediting rate	3.2%	3.2%

At period end:
Cash surrender value	$8,433	$9,458
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$2,447	$2,541
At annuitization or exercise of other living benefits	$692	$665
__________________
(1)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs, which are disclosed in “MetLife Holdings – Annuities” in Note 5.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$29	$25	$492	$66	$612
Equal to or greater than 2% but less than 4%	2,758	4,208	470	102	7,538
Equal to or greater than 4%	388	139	1	—	528
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	336
Total	$3,175	$4,372	$963	$168	$9,014

June 30, 2024
Equal to or greater than 0% but less than 2%	$4	$195	$446	$38	$683
Equal to or greater than 2% but less than 4%	1,048	6,754	467	198	8,467
Equal to or greater than 4%	409	145	19	—	573
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	395
Total	$1,461	$7,094	$932	$236	$10,118
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2025			December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$210	$2,424	$2,214	$231	$2,300	$2,069
Other	16	27	11	15	39	24
Total	$226	$2,451	$2,225	$246	$2,339	$2,093
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
MetLife Holdings - Annuities
The MetLife Holdings segment’s variable annuity products offer contract features whereby the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantees contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. Information regarding MetLife Holdings annuity products was as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance, beginning of period	$2,069	$2,702

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,026	$2,741
Attributed fees collected	138	151
Benefit payments	(45)	(44)
Effect of changes in interest rates	41	(544)
Effect of changes in capital markets	(192)	(286)
Effect of changes in equity index volatility	(2)	24
Actual policyholder behavior different from expected behavior	112	109
Effect of foreign currency translation and other, net	101	30
Effect of changes in risk margin	(2)	(57)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,177	2,124
Cumulative effect of changes in the instrument-specific credit risk	37	31
Balance, end of period	$2,214	$2,155

At period end:
Net amount at risk, excluding offsets from hedging (1):
In the event of death	$2,447	$2,541
At annuitization or exercise of other living benefits	$692	$665
Weighted-average attained age of contractholders:
In the event of death	72 years	71 years
At annuitization or exercise of other living benefits	71 years	71 years
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
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions, including changes in interest rates, equity indices, market volatility and foreign currency exchange rates, and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.
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

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance, beginning of period	$24	$(1)

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$29	$2
Attributed fees collected	1	1
Effect of changes in interest rates	(16)	(6)
Effect of changes in capital markets	(2)	—
Actual policyholder behavior different from expected behavior	(4)	—
Effect of foreign currency translation and other, net	6	12
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	14	9
Cumulative effect of changes in the instrument-specific credit risk	(3)	(3)
Balance, end of period	$11	$6

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
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
RIS:
Stable Value and Risk Solutions	$28,911	$32,761
Annuities	10,967	11,001
MetLife Holdings - Annuities	27,124	27,766
Other	7,908	7,674
Total	$74,910	$79,202
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$32,761	$11,001	$27,766
Premiums and deposits	1,076	20	118
Policy charges	(100)	(9)	(272)
Surrenders and withdrawals	(3,221)	(383)	(1,658)
Benefit payments	(70)	—	(228)
Investment performance	1,159	454	1,503
Net transfers from (to) general account	30	(26)	(107)
Other (1)	(2,724)	(90)	2
Balance, end of period	$28,911	$10,967	$27,124
Six Months Ended June 30, 2024
Balance, beginning of period	$35,562	$11,659	$29,162
Premiums and deposits	541	25	123
Policy charges	(108)	(10)	(296)
Surrenders and withdrawals	(2,919)	(401)	(1,851)
Benefit payments	(49)	—	(259)
Investment performance	490	(95)	1,964
Net transfers from (to) general account	(20)	—	(58)
Other (1)	(1,241)	68	(5)
Balance, end of period	$32,256	$11,246	$28,780

Cash surrender value at June 30, 2025 (2)	$26,955	N/A	$27,002
Cash surrender value at June 30, 2024 (2)	$28,766	N/A	$28,643
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
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2025
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,600	$—	$9,600
Public utilities	—	1,071	—	1,071
Municipals	—	257	—	257
Corporate bonds:
Materials	—	270	—	270
Communications	—	736	—	736
Consumer	—	1,752	—	1,752
Energy	—	927	—	927
Financial	—	3,080	—	3,080
Industrial and other	—	757	—	757
Technology	—	575	—	575
Total corporate bonds	—	8,097	—	8,097
Total bonds	—	19,025	—	19,025
Mortgage-backed securities	—	7,940	—	7,940
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,160	—	2,160
Redeemable preferred stock	—	3	—	3
Total fixed maturity securities	—	29,128	—	29,128
Equity securities	—	2,711	—	2,711
Mutual funds	1,353	3,990	33,582	38,925
Other invested assets	—	1,321	—	1,321
Total investments	1,353	37,150	33,582	72,085
Other assets	—	2,825	—	2,825
Total	$1,353	$39,975	$33,582	$74,910

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
Information regarding total DAC and VOBA, DAC by segment, and Corporate & Other, was as follows at:

	Group Benefits	RIS	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2025	$244	$214	$2,526	$140	$3,124
Capitalizations	7	40	1	—	48
Amortization	(13)	(19)	(92)	(9)	(133)
Balance at June 30, 2025	$238	$235	$2,435	$131	$3,039

Balance at January 1, 2024	$255	$155	$2,723	$158	$3,291
Capitalizations	7	46	(1)	—	52
Amortization	(13)	(16)	(99)	(9)	(137)
Balance at June 30, 2024	$249	$185	$2,623	$149	$3,206

Total DAC and VOBA:
Balance at June 30, 2025					$3,050
Balance at June 30, 2024					$3,219
Balance at December 31, 2024					$3,136
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Six Months Ended June 30, 2025
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$14	$5	$19
Deferrals	1	—	1
Amortization	(1)	(1)	(2)
Balance, end of period	$14	$4	$18

	Six Months Ended June 30, 2024
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$16	$5	$21
Deferrals	1	—	1
Amortization	(2)	—	(2)
Balance, end of period	$15	$5	$20

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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Closed Block Liabilities
FPBs	$34,395	$35,015
Other policy-related balances	277	315
Policyholder dividends payable	170	174
Policyholder dividend obligation	—	—
Current income tax payable	10	6
Other liabilities	1,093	854
Total closed block liabilities	35,945	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,113	18,958
Mortgage loans	5,516	5,720
Policy loans	3,737	3,829
Real estate and REJV	682	659
Other invested assets	336	523
Total investments	29,384	29,689
Cash and cash equivalents	1,169	930
Accrued investment income	360	367
Premiums, reinsurance and other receivables	41	45
Deferred income tax asset	408	470
Total assets designated to the closed block	31,362	31,501
Excess of closed block liabilities over assets designated to the closed block	4,583	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(842)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	31	183
Total amounts included in AOCI	(811)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,772	$3,790

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$205	$216	$412	$434
Net investment income	330	342	655	685
Net investment gains (losses)	(42)	(13)	(59)	(20)
Net derivative gains (losses)	(7)	2	(8)	7
Total revenues	486	547	1,000	1,106
Expenses
Policyholder benefits and claims	379	415	766	819
Policyholder dividends	85	86	173	176
Other expenses	20	20	38	40
Total expenses	484	521	977	1,035
Revenues, net of expenses before provision for income tax expense (benefit)	2	26	23	71
Provision for income tax expense (benefit)	1	5	5	15
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$21	$18	$56
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

	June 30, 2025					December 31, 2024
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$50,348	$(49)	$902	$3,257	$47,944	$50,394	$(45)	$609	$3,830	$47,128
Foreign corporate	27,649	—	725	2,290	26,084	27,536	(15)	248	3,484	24,285
U.S. government and agency	24,926	—	173	3,303	21,796	25,163	—	87	3,407	21,843
RMBS	26,282	(2)	333	1,685	24,928	23,080	(1)	203	2,069	21,213
ABS & CLO	13,577	(4)	141	243	13,471	13,432	(7)	86	306	13,205
CMBS	5,416	(12)	52	271	5,185	5,605	(8)	38	356	5,279
Municipals	5,345	—	85	561	4,869	5,373	—	100	542	4,931
Foreign government	3,145	(36)	118	223	3,004	3,161	(36)	97	274	2,948
Total fixed maturity securities AFS	$156,688	$(103)	$2,529	$11,833	$147,281	$153,744	$(112)	$1,468	$14,268	$140,832
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$6,313	$23,566	$26,751	$54,698	$45,257	$156,585
Estimated fair value	$6,308	$23,504	$26,430	$47,455	$43,584	$147,281
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

	June 30, 2025				December 31, 2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,129	$153	$20,853	$3,070	$8,413	$273	$21,608	$3,536
Foreign corporate	1,529	93	12,315	2,197	5,143	253	13,141	3,221
U.S. government and agency	2,711	92	9,219	3,211	4,619	164	9,432	3,243
RMBS	3,325	56	9,769	1,628	4,483	93	10,674	1,976
ABS & CLO	2,296	21	3,028	219	1,388	15	4,296	289
CMBS	320	11	2,562	255	607	10	2,942	347
Municipals	1,012	48	1,841	513	724	22	1,895	520
Foreign government	490	14	1,058	208	691	23	1,181	246
Total fixed maturity securities AFS	$17,812	$488	$60,645	$11,301	$26,068	$853	$65,169	$13,378
Investment grade	$16,653	$437	$58,887	$11,129	$24,320	$767	$62,876	$13,122
Below investment grade	1,159	51	1,758	172	1,748	86	2,293	256
Total fixed maturity securities AFS	$17,812	$488	$60,645	$11,301	$26,068	$853	$65,169	$13,378
Total number of securities in an unrealized loss position	2,586		6,202		3,637		6,786
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $2.4 billion for the six months ended June 30, 2025 to $11.8 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at June 30, 2025, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of June 30, 2025, $172 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications and energy sectors within U.S. and foreign corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At June 30, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2025.

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
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector was as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended June 30, 2025	(In millions)
Balance, at beginning of period	$26	$5	$36	$2	$5	$12	$86
ACL not previously recorded	16	—	—	—	—	—	16
Changes for securities with previously recorded ACL	7	(2)	—	—	(1)	—	4
Securities sold or exchanged	—	(3)	—	—	—	—	(3)
Balance, at end of period	$49	$—	$36	$2	$4	$12	$103
Three Months Ended June 30, 2024
Balance, at beginning of period	$10	$2	$35	$1	$7	$11	$66
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	6	—	—	—	—	—	6
Securities sold or exchanged	(3)	—	(2)	—	—	(4)	(9)
Balance, at end of period	$27	$2	$33	$1	$7	$7	$77

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Six Months Ended June 30, 2025	(In millions)
Balance, at beginning of period	$45	$15	$36	$1	$7	$8	$112
ACL not previously recorded	16	—	—	1	—	3	20
Changes for securities with previously recorded ACL	11	(2)	—	—	—	1	10
Securities sold or exchanged	(23)	(13)	—	—	(3)	—	(39)
Balance, at end of period	$49	$—	$36	$2	$4	$12	$103
Six Months Ended June 30, 2024
Balance, at beginning of period	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	6	—	(2)	—	1	—	5
Securities sold or exchanged	(55)	—	(15)	—	—	(4)	(74)
Balance, at end of period	$27	$2	$33	$1	$7	$7	$77

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2025		December 31, 2024
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$32,322	56.0%	$34,692	57.8%
Agricultural	15,103	26.1	15,208	25.3
Residential	11,147	19.3	10,628	17.7
Total amortized cost	58,572	101.4	60,528	100.8
ACL	(792)	(1.4)	(503)	(0.8)
Total mortgage loans	$57,780	100.0%	$60,025	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($749) million and ($791) million at June 30, 2025 and December 31, 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at June 30, 2025 was $165 million, $148 million and $96 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $178 million, $158 million and $92 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $492 million and $1.1 billion for the three months and six months ended June 30, 2025, respectively, and $198 million and $453 million for the three months and six months ended June 30, 2024, respectively.
For both the three months and six months ended June 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $51 million for equity interests in REJVs.
For both the three months and six months ended June 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $181 million to REJVs which subsequently completed foreclosure on those mortgage loans.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Six Months Ended June 30,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$312	$63	$128	$503	$210	$152	$147	$509
Provision (release)	315	8	12	335	74	6	(37)	43
Charge-offs, net of recoveries	(46)	—	—	(46)	(12)	(7)	—	(19)
Balance, end of period	$581	$71	$140	$792	$272	$151	$110	$533
The gross charge-offs of mortgage loans by origination year and portfolio segment for the six months ended June 30, 2025 was as follows:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$46	$46

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
These mortgage loan modifications are summarized as follows:

	Three Months Ended June 30,
	2025			2024
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$324	5	1.0%	$137	Less than one year	< 1%

	Six Months Ended June 30,
	2025			2024
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$460	5	1.4%	$167	Less than one year	< 1%
For the three months and six months ended June 30, 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended June 30, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became foreclosed. For the six months ended June 30, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became delinquent and foreclosed.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$741	$1,883	$1,396	$833	$1,472	$8,019	$2,218	$16,562	51.2%
65% to 75%	39	460	346	1,811	1,154	2,498	—	6,308	19.5
76% to 80%	—	—	—	108	80	1,476	—	1,664	5.2
Greater than 80%	152	169	113	709	830	5,815	—	7,788	24.1
Total	$932	$2,512	$1,855	$3,461	$3,536	$17,808	$2,218	$32,322	100.0%
DSCR:
> 1.20x	$693	$2,000	$1,301	$2,764	$2,753	$14,035	$2,218	$25,764	79.7%
1.00x - 1.20x	134	279	365	366	618	2,237	—	3,999	12.4
<1.00x	105	233	189	331	165	1,536	—	2,559	7.9
Total	$932	$2,512	$1,855	$3,461	$3,536	$17,808	$2,218	$32,322	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$411	$556	$803	$1,776	$1,359	$7,768	$1,239	$13,912	92.1%
65% to 75%	5	5	51	158	207	587	80	1,093	7.2
76% to 80%	—	—	—	23	—	9	4	36	0.3
Greater than 80%	—	—	—	—	—	61	1	62	0.4
Total	$416	$561	$854	$1,957	$1,566	$8,425	$1,324	$15,103	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$234	$1,493	$301	$1,675	$1,053	$6,036	$—	$10,792	96.8%
Nonperforming (1)	1	22	18	75	18	221	—	355	3.2
Total	$235	$1,515	$319	$1,750	$1,071	$6,257	$—	$11,147	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $140 million and $111 million at June 30, 2025 and December 31, 2024, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both June 30, 2025 and December 31, 2024. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In millions)
Commercial	$690	$378	$77	$—	$1,068	$578
Agricultural	292	243	211	171	90	82
Residential	355	337	—	—	357	337
Total	$1,337	$958	$288	$171	$1,515	$997
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2025	December 31, 2024	Three Months Ended June 30,		Six Months Ended June 30,
			2025	2024	2025	2024
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,634	$1,640	$39	$38	$82	$76
Other real estate	534	538	91	77	164	120
REJV	6,813	6,724	40	(57)	53	(107)
Total real estate and REJV	$8,981	$8,902	$170	$58	$299	$89
Depreciation expense on real estate investments was $21 million and $43 million for the three months and six months ended June 30, 2025, respectively, and $23 million and $44 million for the three months and six months ended June 30, 2024, respectively. Real estate investments were net of accumulated depreciation of $778 million and $734 million at June 30, 2025 and December 31, 2024, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $661 million and $714 million at June 30, 2025 and December 31, 2024, respectively. For the three months and six months ended June 30, 2025, income tax credits and other income tax benefits of $31 million and $59 million, respectively, and amortized expenses of $34 million and $57 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations. For the three months and six months ended June 30, 2024, income tax credits and other income tax benefits of $38 million and $75 million, respectively, and amortized expenses of $34 million and $67 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	June 30, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
FVO securities (2)	$298	$640	$938	$296	$576	$872

Equity securities
Common stock (3)	$101	$51	$152	$139	$9	$148
Non-redeemable preferred stock	42	1	43	22	2	24
Total equity securities	$143	$52	$195	$161	$11	$172
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
(3)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.8 billion and $4.9 billion, at estimated fair value, at June 30, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, at both June 30, 2025 and December 31, 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2025			December 31, 2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$6,834	$6,995	$6,957	$6,038	$6,202	$6,098
Repurchase agreements	$2,995	$2,925	$2,909	$3,019	$2,975	$2,925
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at June 30, 2025 and within fixed maturity securities AFS at December 31, 2024.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2025					December 31, 2024
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$1,575	$2,275	$3,145	$—	$6,995	$1,767	$3,023	$1,412	$—	$6,202

Repurchase agreements:
U.S. government and agency	$—	$2,925	$—	$—	$2,925	$—	$2,975	$—	$—	$2,975
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

	June 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$105	$102
Invested assets pledged as collateral (1)	23,412	21,252
Total invested assets on deposit and pledged as collateral	$23,517	$21,354
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 10.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million at redemption value at both June 30, 2025 and December 31, 2024.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2025		December 31, 2024
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
REJV	$1,990	$3	$2,004	$3
Mortgage loan joint ventures	190	—	210	—
Renewable energy partnership (primarily other invested assets)	54	—	57	—
Investment funds (primarily other invested assets)	67	63	65	1
Total	$2,301	$66	$2,336	$4

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2025		December 31, 2024
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$41,136	$41,136	$37,602	$37,602
OLPI	6,293	7,990	6,746	8,590
Other invested assets	1,078	1,291	985	1,129
Other investments (REJV and mortgage loans)	943	1,037	475	661
Total	$49,450	$51,454	$45,808	$47,982
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
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2025 or 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$1,897	$1,848	$3,765	$3,678
Mortgage loans	743	823	1,506	1,651
Policy loans	71	71	141	141
Real estate and REJV	170	58	299	89
OLPI	27	174	140	332
Cash, cash equivalents and short-term investments	79	87	169	178
FVO securities	81	29	48	95
Operating joint venture	32	13	48	29
Equity securities	—	3	4	6
Other	19	124	173	205
Subtotal investment income	3,119	3,230	6,293	6,404
Less: Investment expenses	313	327	611	644
Net investment income	$2,806	$2,903	$5,682	$5,760

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$(15)	$—	$(15)
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	84	53	70	140
Net realized and unrealized gains (losses) recognized in net investment income	$84	$38	$70	$125

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$81	$44	$46	$108

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$119	$148	$251	$284

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$(100)	$(138)	$(226)	$(217)
Equity securities	16	3	7	9
Mortgage loans	(211)	16	(340)	(55)
Real estate and REJV (excluding changes in estimated fair value)	2	12	2	39
OLPI (excluding changes in estimated fair value) (1)	21	(9)	20	(47)
Other gains (losses)	1	3	—	(2)
Subtotal	(271)	(113)	(537)	(273)
Change in estimated fair value of OLPI and REJV	(3)	2	—	5
Non-investment portfolio gains (losses)	(48)	5	(70)	26
Subtotal	(51)	7	(70)	31
Net investment gains (losses)	$(322)	$(106)	$(607)	$(242)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(75)	$(126)	$(251)	$(299)
Impairment (losses)	(2)	—	(5)	—
Recognized gains (losses):
Change in ACL recognized in earnings	(223)	7	(323)	14
Unrealized net gains (losses) recognized in earnings	26	8	42	17
Total recognized gains (losses)	(197)	15	(281)	31
Non-investment portfolio gains (losses)	(48)	5	(70)	26
Net investment gains (losses)	$(322)	$(106)	$(607)	$(242)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$16	$6	$9	$17

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$10	$1	$9	$3

Foreign currency gains (losses)	$(49)	$(1)	$(76)	$8

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(75)	$(126)	$(251)	$(299)
Recognized in net investment income	—	(15)	—	(15)
Net realized investment gains (losses) from sales and disposals of investments	$(75)	$(141)	$(251)	$(314)
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
(1)    Includes a net loss of $2 million for the three months ended June 30, 2024 for private equity investments sold. For the three months ended June 30, 2024, the Company sold a $48 million portfolio of investments to a fund for proceeds of $46 million in cash and receivables secured by the value of the fund. Includes a net loss of $1 million and $38 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company sold $36 million and $638 million, respectively, in portfolios of investments to a fund for proceeds of $35 million and $600 million, respectively, in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the investment manager of the fund for which it receives a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2025	2024	2025	2024
	(In millions)
Proceeds	$2,802	$4,754	$6,082	$7,784
Gross investment gains	$18	$67	$41	$115
Gross investment (losses)	(99)	(195)	(271)	(388)
Realized gains (losses) on sales and disposals	(81)	(128)	(230)	(273)
Net credit loss (provision) release (change in ACL recognized in earnings)	(17)	(10)	9	56
Impairment (losses)	(2)	—	(5)	—
Net credit loss (provision) release and impairment (losses)	(19)	$(10)	4	$56
Net investment gains (losses)	$(100)	$(138)	$(226)	$(217)

Equity Securities
Realized gains (losses) on sales and disposals	$(12)	$(1)	$(34)	$(2)
Unrealized net gains (losses) recognized in earnings	28	4	41	11
Net investment gains (losses)	$16	$3	$7	$9

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, and real estate and REJV to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$20	$—	$21	$140
Amortized cost of invested assets transferred to affiliates	$19	$—	$20	$137
Net investment gains (losses) recognized on transfers	$1	$—	$1	$3
Estimated fair value of invested assets transferred from affiliates	$20	$2	$70	$4
Recurring related party investments were as follows at:

		June 30, 2025	December 31, 2024

Investment Type/ Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,103	$1,014
Affiliated investments (2)	Metropolitan General Insurance Company	152	152
Affiliated funds withheld (3)	Metropolitan Tower Life Insurance Company (“MTL”)	2,533	2,604
Other invested assets		$3,788	$3,770
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. These affiliated investments earned investment income of $5 million and $10 million for the three months and six months ended June 30, 2025, respectively, and $4 million and $9 million for the three months and six months ended June 30, 2024, respectively.
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
The Company incurred investment advisory charges from an affiliate of $106 million and $214 million for the three months and six months ended June 30, 2025, respectively, and $76 million and $152 million for the three months and six months ended June 30, 2024, respectively.
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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,731	$1,006	$615	$4,801	$1,018	$630
Foreign currency swaps	Foreign currency exchange rate	1,041	30	8	1,450	32	67
Subtotal		5,772	1,036	623	6,251	1,050	697
Cash flow hedges:
Interest rate swaps	Interest rate	3,719	14	282	3,788	—	329
Foreign currency swaps	Foreign currency exchange rate	34,535	2,272	981	32,634	2,305	1,018
Subtotal		38,254	2,286	1,263	36,422	2,305	1,347
Total qualifying hedges		44,026	3,322	1,886	42,673	3,355	2,044
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,332	1,449	678	15,405	1,400	742
Interest rate floors	Interest rate	5,390	54	—	5,519	34	—
Interest rate caps	Interest rate	14,950	55	—	15,700	128	—
Interest rate futures	Interest rate	744	9	—	93	—	—
Interest rate options	Interest rate	28,398	170	70	30,209	201	122
Synthetic GICs	Interest rate	5,214	—	—	6,042	—	—
Foreign currency swaps	Foreign currency exchange rate	4,174	264	155	4,170	496	2
Foreign currency forwards	Foreign currency exchange rate	1,359	1	33	1,288	22	8
Credit default swaps — purchased	Credit	707	4	2	729	13	1
Credit default swaps — written	Credit	9,513	183	5	9,519	152	5
Equity futures	Equity market	450	1	2	720	3	—
Equity index options	Equity market	10,370	194	264	11,336	166	198
Equity total return swaps	Equity market	1,799	—	230	1,799	42	9
Total non-designated or nonqualifying derivatives		98,400	2,384	1,439	102,529	2,657	1,087
Total		$142,426	$5,706	$3,325	$145,202	$6,012	$3,131

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either June 30, 2025 or December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
The Effects of Derivatives on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the interim condensed consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, nonqualifying hedging relationships and embedded derivatives:

	Three Months Ended June 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$2	$9	N/A
Hedged items	—	—	N/A	(8)	(10)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(17)	—	N/A	—	87	N/A
Hedged items	16	—	N/A	—	(87)	N/A
Subtotal	(1)	—	N/A	(6)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(29)
Amount of gains (losses) reclassified from AOCI into income	6	9	—	—	—	(15)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(108)
Amount of gains (losses) reclassified from AOCI into income	1	1,070	—	—	—	(1,071)
Foreign currency transaction gains (losses) on hedged items	—	(1,077)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	7	2	—	—	—	(1,223)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(105)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(346)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(7)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	28	N/A	N/A	N/A
Equity derivatives (1)	(28)	N/A	(307)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	131	N/A	N/A	N/A
Subtotal	(28)	N/A	(606)	N/A	N/A	N/A
Earned income on derivatives	(2)	—	55	2	(32)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(35)	N/A	N/A	N/A
Total	$(24)	$2	$(584)	$(4)	$(33)	$(1,223)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$77	$46	N/A
Hedged items	—	—	N/A	(87)	(45)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(27)	—	N/A	—	123	N/A
Hedged items	26	—	N/A	—	(123)	N/A
Subtotal	(1)	—	N/A	(10)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$35
Amount of gains (losses) reclassified from AOCI into income	26	9	—	—	—	(35)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	12
Amount of gains (losses) reclassified from AOCI into income	2	1,418	—	—	—	(1,420)
Foreign currency transaction gains (losses) on hedged items	—	(1,425)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	28	2	—	—	—	(1,408)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(14)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(472)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(12)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	10	N/A	N/A	N/A
Equity derivatives (1)	(11)	N/A	(220)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	194	N/A	N/A	N/A
Subtotal	(11)	N/A	(514)	N/A	N/A	N/A
Earned income on derivatives	90	—	108	4	(71)	—
Synthetic GICs	N/A	N/A	4	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(228)	N/A	N/A	N/A
Total	$106	$2	$(630)	$(6)	$(70)	$(1,408)

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS	$126	$115	$—	$—
Mortgage loans	$72	$98	$—	$(1)
FPBs	$(2,566)	$(2,583)	$282	$359
PABs	$(2,468)	$(2,122)	$(41)	$187
__________________
(1)Includes ($79) million and ($91) million of hedging adjustments on discontinued hedging relationships at June 30, 2025 and December 31, 2024, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $3 million and $11 million for the three months and six months ended June 30, 2025, respectively, and $2 million for both the three months and six months ended June 30, 2024.
At both June 30, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.
At June 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was ($194) million and $1.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2025, the Company expected to reclassify $218 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Credit default swaps referencing indices	$63	$4,046	1.8	$72	$4,126	2.2
Subtotal	63	4,046	1.8	72	4,126	2.2
Baa
Single name credit default swaps (3)	—	15	3.0	—	55	1.3
Credit default swaps referencing indices	97	5,163	5.2	68	5,209	4.1
Subtotal	97	5,178	5.2	68	5,264	4.1
Ba
Credit default swaps referencing indices	1	25	1.5	2	25	2.0
Subtotal	1	25	1.5	2	25	2.0
B
Credit default swaps referencing indices	18	249	4.3	6	89	3.5
Subtotal	18	249	4.3	6	89	3.5
Caa
Credit default swaps referencing indices	(1)	15	1.5	(1)	15	2.0
Subtotal	(1)	15	1.5	(1)	15	2.0
Total	$178	$9,513	3.7	$147	$9,519	3.3
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s bilateral contracts between two counterparties (“OTC-bilateral”) derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of the Dodd-Frank Wall Street Reform and Consumer Protection Act) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations, without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third-party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2025		December 31, 2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,617	$3,346	$6,033	$3,132
OTC-cleared (1)	140	12	85	5
Exchange-traded	10	2	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	5,767	3,360	6,121	3,137
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,270)	(2,270)	(2,531)	(2,531)
OTC-cleared	(4)	(4)	(4)	(4)
Cash collateral: (3), (4)
OTC-bilateral	(1,256)	—	(2,000)	—
OTC-cleared	(118)	—	(78)	—
Securities collateral: (5)
OTC-bilateral	(2,075)	(1,075)	(1,487)	(601)
OTC-cleared	—	(8)	—	(1)
Exchange-traded	—	(2)	—	—
Net amount after application of master netting agreements and collateral	$44	$1	$21	$—
__________________
(1)At June 30, 2025 and December 31, 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $61 million and $109 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $35 million and $6 million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2025 and December 31, 2024, the Company received excess cash collateral of $46 million and $16 million, respectively, and provided excess cash collateral of $3 million and $4 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2025 and December 31, 2024, the Company received excess securities collateral with an estimated fair value of $313 million and $355 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2025 and December 31, 2024, the Company provided excess securities collateral with an estimated fair value of $974 million and $824 million, respectively, for its OTC-bilateral derivatives, $428 million and $423 million, respectively, for its OTC-cleared derivatives, and $81 million and $36 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	June 30, 2025			December 31, 2024
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,068	$8	$1,076	$580	$21	$601
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,685	$10	$1,695	$962	$23	$985
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2025	December 31, 2024
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$41	$181
Funds withheld on affiliated assumed reinsurance	Other invested assets	4	(13)
Total		$45	$168
Embedded derivatives within liability host contracts:
Funds withheld on affiliated ceded reinsurance	Other liabilities	$(355)	$(461)
Fixed annuities with equity indexed returns	PABs	15	172
Total		$(340)	$(289)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$41,210	$6,734	$47,944
Foreign corporate	—	17,055	9,029	26,084
U.S. government and agency	9,958	11,838	—	21,796
RMBS	103	23,581	1,244	24,928
ABS & CLO	—	12,568	903	13,471
CMBS	—	5,073	112	5,185
Municipals	—	4,869	—	4,869
Foreign government	—	2,989	15	3,004
Total fixed maturity securities AFS	10,061	119,183	18,037	147,281
Short-term investments	2,165	126	3	2,294
Other investments	70	77	1,439	1,586
Derivative assets: (1)
Interest rate	9	2,748	—	2,757
Foreign currency exchange rate	—	2,567	—	2,567
Credit	—	187	—	187
Equity market	1	194	—	195
Total derivative assets	10	5,696	—	5,706
Embedded derivatives within asset host contracts (2)	—	—	45	45
MRBs	—	—	226	226
Separate account assets (3)	12,682	61,340	888	74,910
Total assets (4)	$24,988	$186,422	$20,638	$232,048
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,645	$—	$1,645
Foreign currency exchange rate	—	1,177	—	1,177
Credit	—	7	—	7
Equity market	2	494	—	496
Total derivative liabilities	2	3,323	—	3,325
Embedded derivatives within liability host contracts (2)	—	—	(340)	(340)
MRBs	—	—	2,451	2,451
Separate account liabilities (3)	—	7	—	7
Total liabilities	$2	$3,330	$2,111	$5,443

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
(4)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $43 million and $46 million at June 30, 2025 and December 31, 2024, respectively.
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

					June 30, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	45	-	124	95	49	-	126	94	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	102	93	13	-	100	94	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	34	-	197	96	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	82	-	177	99	44	-	113	98	Increase (5)
MRBs
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(6)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.68%	0.22%	(6)
				Ages 61 - 115	0.35%	-	100%	1.14%	0.35%	-	100%	1.14%	(6)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	12.86%	0.80%	-	20.10%	12.86%	Decrease (7)
				Durations 11 - 20	3.10%	-	10.60%	6.05%	3.10%	-	10.10%	6.05%	Decrease (7)
				Durations 21 - 116	1%	-	10.10%	8.20%	1%	-	10.10%	8.20%	Decrease (7)
			•	Utilization rates	0.20%	-	16.25%	0.79%	0.20%	-	16.25%	0.79%	Increase (8)
			•	Withdrawal rates	0%	-	7.75%	4.77%	0%	-	7.75%	4.77%	(9)
			•	Long-term equity volatilities	16.63%	-	22.27%	18.77%	16.63%	-	22.27%	18.77%	Increase (10)
			•	Nonperformance risk spread	0.33%	-	0.65%	0.64%	0.33%	-	0.66%	0.64%	Decrease (11)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended June 30, 2025
Balance, beginning of period	$15,469	$3,011	$2	$14	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(22)	4	—	—	—
Total realized/unrealized gains (losses) included in AOCI	519	2	—	1	—
Purchases (3)	525	272	—	—	3
Sales (3)	(338)	(134)	(2)	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	93	154	—	—	—
Transfers out of Level 3 (4)	(483)	(1,050)	—	—	—
Balance, end of period	$15,763	$2,259	$—	$15	$3
Three Months Ended June 30, 2024
Balance, beginning of period	$17,154	$3,543	$—	$15	$11
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(29)	10	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(137)	13	—	(4)	—
Purchases (3)	1,148	934	—	—	1
Sales (3)	(620)	(104)	—	—	(9)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	64	51	—	—	—
Transfers out of Level 3 (4)	(105)	(334)	—	—	—
Balance, end of period	$17,475	$4,113	$—	$11	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(22)	$5	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(11)	$9	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$516	$2	$—	$1	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(147)	$12	$—	$(4)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2025
Balance, beginning of period	$1,348	$—	$262	$857
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	86	—	(35)	(19)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (3)	10	—	—	95
Sales (3)	(26)	—	—	(41)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	158	—
Transfers into Level 3 (4)	21	—	—	1
Transfers out of Level 3 (4)	—	—	—	(5)
Balance, end of period	$1,439	$—	$385	$888
Three Months Ended June 30, 2024
Balance, beginning of period	$1,403	$(121)	$285	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	28	(1)	121	(5)
Total realized/unrealized gains (losses) included in AOCI	—	(14)	—	—
Purchases (3)	12	—	—	44
Sales (3)	(9)	—	—	(50)
Issuances (3)	—	—	—	—
Settlements (3)	—	67	(1)	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	—	(6)	—	—
Balance, end of period	$1,434	$(75)	$405	$969
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$89	$—	$(34)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$28	$—	$121	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$(9)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$15,091	$5,590	$7	$12	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(42)	7	1	—	—
Total realized/unrealized gains (losses) included in AOCI	758	(92)	(1)	4	—
Purchases (3)	922	618	—	1	3
Sales (3)	(707)	(232)	(7)	(1)	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	54	136	—	—	—
Transfers out of Level 3 (4)	(313)	(3,768)	—	(1)	—
Balance, end of period	$15,763	$2,259	$—	$15	$3
Six Months Ended June 30, 2024
Balance, beginning of period	$17,115	$3,196	$—	$14	$15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(42)	14	—	2	—
Total realized/unrealized gains (losses) included in AOCI	(317)	53	—	(5)	—
Purchases (3)	1,783	1,104	—	—	3
Sales (3)	(1,038)	(257)	—	—	(15)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	97	101	—	—	—
Transfers out of Level 3 (4)	(123)	(98)	—	—	—
Balance, end of period	$17,475	$4,113	$—	$11	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(25)	$9	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(10)	$13	$—	$2	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$735	$15	$—	$4	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(323)	$48	$—	$(5)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$1,371	$3	$457	$859
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	52	(3)	(228)	(15)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (3)	22	—	—	101
Sales (3)	(27)	—	—	(48)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	156	—
Transfers into Level 3 (4)	21	—	—	1
Transfers out of Level 3 (4)	—	—	—	(10)
Balance, end of period	$1,439	$—	$385	$888
Six Months Ended June 30, 2024
Balance, beginning of period	$1,317	$(160)	$52	$968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	111	(1)	355	(19)
Total realized/unrealized gains (losses) included in AOCI	—	(40)	—	—
Purchases (3)	17	—	—	82
Sales (3)	(11)	—	—	(58)
Issuances (3)	—	—	—	—
Settlements (3)	—	134	(2)	—
Transfers into Level 3 (4)	—	—	—	3
Transfers out of Level 3 (4)	—	(8)	—	(7)
Balance, end of period	$1,434	$(75)	$405	$969
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$60	$(3)	$(227)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$117	$—	$355	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$(21)	$—	$—
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

	June 30, 2025	December 31, 2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,181	$499

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(189)	$(47)	$(314)	$(84)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$57,780	$—	$—	$55,889	$55,889
Policy loans	$5,652	$—	$—	$5,951	$5,951
Other invested assets	$1,894	$—	$1,897	$—	$1,897
Premiums, reinsurance and other receivables	$13,216	$—	$381	$14,064	$14,445
Liabilities
PABs	$88,288	$—	$—	$87,416	$87,416
Long-term debt	$1,553	$—	$1,655	$—	$1,655
Other liabilities	$11,504	$—	$850	$10,617	$11,467
Separate account liabilities	$24,255	$—	$24,255	$—	$24,255

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,025	$—	$—	$56,824	$56,824
Policy loans	$5,601	$—	$—	$5,863	$5,863
Other invested assets	$2,117	$—	$1,734	$409	$2,143
Premiums, reinsurance and other receivables	$13,390	$—	$345	$13,212	$13,557
Liabilities
PABs	$86,061	$—	$—	$83,986	$83,986
Long-term debt	$1,552	$—	$1,632	$—	$1,632
Other liabilities	$11,160	$—	$259	$10,862	$11,121
Separate account liabilities	$25,873	$—	$25,873	$—	$25,873

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(7,014)	$813	$549	$(4)	$(154)	$(132)	$(5,942)
OCI before reclassifications	1,468	(137)	(438)	(30)	25	—	888
Deferred income tax benefit (expense)	(258)	29	23	6	(5)	—	(205)
AOCI before reclassifications, net of income tax	(5,804)	705	134	(28)	(134)	(132)	(5,259)
Amounts reclassified from AOCI	66	(1,086)	—	—	—	2	(1,018)
Deferred income tax benefit (expense)	(14)	228	—	—	—	(1)	213
Amounts reclassified from AOCI, net of income tax	52	(858)	—	—	—	1	(805)
Balance, end of period	$(5,752)	$(153)	$134	$(28)	$(134)	$(131)	$(6,064)

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(7,854)	$796	$618	$(13)	$(112)	$(163)	$(6,728)
OCI before reclassifications	(1,290)	135	1,505	(13)	(20)	—	317
Deferred income tax benefit (expense)	317	(28)	(330)	3	3	—	(35)
AOCI before reclassifications, net of income tax	(8,827)	903	1,793	(23)	(129)	(163)	(6,446)
Amounts reclassified from AOCI	153	(103)	—	—	—	3	53
Deferred income tax benefit (expense)	(37)	22	—	—	—	—	(15)
Amounts reclassified from AOCI, net of income tax	116	(81)	—	—	—	3	38
Balance, end of period	$(8,711)	$822	$1,793	$(23)	$(129)	$(160)	$(6,408)

	Six Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(8,651)	$959	$1,972	$(30)	$(111)	$(133)	$(5,994)
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	3,333	47	(795)	3	(30)	(1)	2,557
Deferred income tax benefit (expense)	(689)	(10)	101	(1)	7	—	(592)
AOCI before reclassifications, net of income tax	(5,937)	996	134	(28)	(134)	(134)	(5,103)
Amounts reclassified from AOCI	234	(1,455)	—	—	—	4	(1,217)
Deferred income tax benefit (expense)	(49)	306	—	—	—	(1)	256
Amounts reclassified from AOCI, net of income tax	185	(1,149)	—	—	—	3	(961)
Balance, end of period	$(5,752)	$(153)	$134	$(28)	$(134)	$(131)	$(6,064)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(65)	$(142)	$(227)	$(288)	Net investment gains (losses)
Unrealized investment gains (losses)	(1)	1	(1)	—	Net investment income
Unrealized investment gains (losses)	—	(12)	(6)	(24)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(66)	(153)	(234)	(312)
Income tax (expense) benefit	14	37	49	74
Unrealized investment gains (losses), net of income tax	(52)	(116)	(185)	(238)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	6	6	26	14	Net investment income
Interest rate derivatives	9	—	9	2	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	2	2	Net investment income
Foreign currency exchange rate derivatives	1,070	95	1,418	(175)	Net investment gains (losses)
Credit derivatives	—	1	—	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	1,086	103	1,455	(156)
Income tax (expense) benefit	(228)	(22)	(306)	33
Gains (losses) on cash flow hedges, net of income tax	858	81	1,149	(123)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(4)	(5)	(7)
Amortization of prior service (costs) credit	1	1	1	1
Amortization of defined benefit plan items, before income tax	(2)	(3)	(4)	(6)
Income tax (expense) benefit	1	—	1	1
Amortization of defined benefit plan items, net of income tax	(1)	(3)	(3)	(5)
Total reclassifications, net of income tax	$805	$(38)	$961	$(366)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Prepaid legal plans	$105	$117	$220	$237
Administrative services-only contracts	72	66	145	132
Recordkeeping and administrative services (1)	34	36	69	74
Other revenue from service contracts from customers	10	14	26	23
Total revenues from service contracts from customers	221	233	460	466
Other (2)	200	214	396	436
Total other revenues	$421	$447	$856	$902
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 16.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Amortization of DAC and VOBA	$66	$68	$134	$138
Interest expense on debt	28	30	56	62
General and administrative expenses (1)	623	675	1,278	1,348
Commissions and other variable expenses	496	496	930	983
Capitalization of DAC	(26)	(27)	(48)	(52)
Premium taxes, other taxes, and licenses & fees	90	108	179	205
Pension, postretirement and postemployment benefit costs	63	55	124	110
Total other expenses	$1,340	$1,405	$2,653	$2,794
__________________
(1)Includes ($42) million and ($68) million for the three months and six months ended June 30, 2025, respectively, and ($25) million and ($65) million for the three months and six months ended June 30, 2024, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 16 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Income Tax
For the three months and six months ended June 30, 2025, the effective tax rate on income (loss) before provision for income tax was 12% and 13%, respectively. The Company’s effective tax rate for the three months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments. The Company’s effective tax rate for the six months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments; and (iii) the corporate tax deduction for stock compensation.
For both the three months and six months ended June 30, 2024, the effective tax rate on income (loss) before provision for income tax was 19%. The Company’s effective tax rate for the three months ended June 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments. The Company’s effective tax rate for the six months ended June 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments; and (iii) the corporate tax deduction for stock compensation.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2024 Annual Report, Metropolitan Life Insurance Company received approximately 2,936 asbestos-related claims in 2024. For the six months ended June 30, 2025 and 2024, Metropolitan Life Insurance Company received approximately 1,337 and 1,556 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update to its recorded liability at December 31, 2024. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2025.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.8 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $3.8 billion and $4.0 billion at June 30, 2025 and December 31, 2024, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $505 million, with a cumulative maximum of $604 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both June 30, 2025 and December 31, 2024, for indemnities and guarantees.
16. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $742 million and $1.5 billion for the three months and six months ended June 30, 2025, respectively, and $740 million and $1.5 billion for the three months and six months ended June 30, 2024, respectively. Total revenues received from affiliates related to these agreements were $17 million and $37 million for the three months and six months ended June 30, 2025, respectively, and $10 million and $21 million for the three months and six months ended June 30, 2024, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $31 million and $88 million at June 30, 2025 and December 31, 2024, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Premiums
Reinsurance assumed	$(1)	$1	$3	$2
Reinsurance ceded	(108)	(102)	(218)	(205)
Net premiums	$(109)	$(101)	$(215)	$(203)
Universal life and investment-type product policy fees
Reinsurance assumed	$6	$5	$15	$8
Reinsurance ceded	—	(1)	(1)	(1)
Net universal life and investment-type product policy fees	$6	$4	$14	$7
Other revenues
Reinsurance assumed	$30	$35	$55	$63
Reinsurance ceded	114	117	226	232
Net other revenues	$144	$152	$281	$295
Policyholder benefits and claims
Reinsurance assumed	$8	$11	$18	$23
Reinsurance ceded	(86)	(82)	(175)	(168)
Net policyholder benefits and claims	$(78)	$(71)	$(157)	$(145)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$(2)	$—	$(3)	$—
Reinsurance ceded	1	(2)	—	—
Net policyholder liability remeasurement (gains) losses	$(1)	$(2)	$(3)	$—
Interest credited to PABs
Reinsurance assumed	$84	$90	$170	$179
Reinsurance ceded	(3)	(2)	(5)	(5)
Net interest credited to PABs	$81	$88	$165	$174
Other expenses
Reinsurance assumed	$12	$11	$23	$23
Reinsurance ceded	51	54	30	110
Net other expenses	$63	$65	$53	$133

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2025		December 31, 2024
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$157	$11,003	$163	$11,048
DAC and VOBA	131	(153)	140	(156)
Total assets	$288	$10,850	$303	$10,892
Liabilities
FPBs	$1,988	$—	$2,028	$—
PABs	8,716	—	8,845	—
Other policy-related balances	66	(51)	66	(47)
Other liabilities	746	9,624	856	9,748
Total liabilities	$11,516	$9,573	$11,795	$9,701
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this reinsurance agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this agreement are included within other liabilities and were ($42) million and ($46) million at June 30, 2025 and December 31, 2024, respectively. Net derivative gains (losses) associated with these embedded derivatives were $0 and ($4) million for the three months and six months ended June 30, 2025, respectively, and $4 million and $7 million for the three months and six months ended June 30, 2024, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($313) million and ($415) million at June 30, 2025 and December 31, 2024, respectively. Net derivative gains (losses) associated with the embedded derivative were ($4) million and ($102) million for the three months and six months ended June 30, 2025, respectively, and $57 million and $136 million for the three months and six months ended June 30, 2024, respectively.

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
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2024 Annual Report, as amended or supplemented.
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
Key Financial Highlights
•Net income attributable to MLIC of $534 million for the six months ended June 30, 2025, compared to $1.9 billion for the six months ended June 30, 2024.
•Adjusted earnings of $1.6 billion for the six months ended June 30, 2025, compared to $1.7 billion for the six months ended June 30, 2024.
Consolidated Results

	Six Months Ended June 30,
	2025	2024
	(In millions)
Revenues
Premiums	$13,333	$13,580
Universal life and investment-type product policy fees	782	740
Net investment income	5,682	5,760
Other revenues	856	902
Net investment gains (losses)	(607)	(242)
Net derivative gains (losses)	(630)	4
Total revenues	19,416	20,744
Expenses
Policyholder benefits and claims and policyholder dividends	14,230	14,442
Policyholder liability remeasurement (gains) losses	6	16
Market risk benefit remeasurement (gains) losses	48	(716)
Interest credited to policyholder account balances	1,872	1,880
Amortization of deferred policy acquisition costs and value of business acquired	134	138
Interest expense on debt	56	62
Other expenses, net of capitalization of deferred policy acquisition costs	2,463	2,594
Total expenses	18,809	18,416
Income (loss) before provision for income tax	607	2,328
Provision for income tax expense (benefit)	78	442
Net income (loss)	529	1,886
Less: Net income (loss) attributable to noncontrolling interests	(5)	(3)
Net income (loss) attributable to Metropolitan Life Insurance Company	$534	$1,889

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Net income (loss) attributable to MLIC - Decreased $1.4 billion primarily due to the following:
Net Investment Gains (Losses) - Unfavorable change of $365 million ($288 million, net of income tax):
•Higher increase to the allowance for credit loss on mortgage loans
•Losses on foreign currency transactions in the current period
Net Derivative Gains (Losses) - Unfavorable change of $634 million ($501 million, net of income tax)(1):
•Change in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on a certain reinsurance agreement
•The U.S. dollar weakened against major currencies in the current period compared to strengthened in the prior period - unfavorable impact to the estimated fair value of receive-U.S. dollar currency swaps and buy-U.S. dollar currency forwards
Partially offset by:
•Long-term interest rates decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of receiver swaps and options
•Key equity indexes increased less significantly in the current period compared to the prior period - favorable impact to the estimated fair value of short futures and long put options
Market Risk Benefit Remeasurement (Gains) Losses(2) - Unfavorable change of $764 million ($604 million, net of income tax):
•Long-term interest rates decreased in the current period compared to increased in the prior period
•Key equity indexes increased less significantly in the current period compared to the prior period
Adjusted Earnings(3) - Unfavorable change of $58 million. See “— Consolidated Results — Adjusted Earnings.”
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
(3)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net income (loss)	$529	$1,886
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(607)	(242)
Net derivative gains (losses)	(630)	4
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(119)	(240)
Other revenues	51	60
Expenses:
Policyholder benefits and claims and policyholder dividends	28	28
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefit remeasurement (gains) losses	(48)	716
Interest credited to policyholder account balances	(40)	(40)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—
Amortization of DAC and value of business acquired	—	—
Interest expense on debt	—	—
Other expenses	(6)	(4)
Provision for income tax (expense) benefit	293	(61)
Adjusted earnings	$1,607	$1,665

Premiums, fees and other revenues	$14,971	$15,222
Less: adjustments to premiums, fees and other revenues	51	60
Adjusted premiums, fees and other revenues	$14,920	$15,162

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the six months ended June 30, 2025 decreased $242 million, or 2%, compared to the prior period. The decrease was primarily due to lower premiums in the pension risk transfer business, partially offset by growth in our United Kingdom longevity reinsurance business in the RIS segment, as well as the expected decline in the MetLife Holdings segment from business run-off. These declines were partially offset by an increase in the Group Benefits segment due to growth in core products, as well as an increase in premiums related to our participating life contracts, which can fluctuate with claims experience. The change in RIS premiums was substantially offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $58 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $158 million:
•Recurring investment income decreased - lower income on derivatives and lower yields on mortgage loans and fixed income securities, partially offset by higher income on real estate investments; lower average invested assets in the MetLife Holdings segment due to business run-off, largely offset by positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment
•Variable investment income decreased - lower returns on private equity funds and corporate debt funds, largely offset by higher returns on real estate funds and mortgage loan funds
•Interest credited expenses were flat - higher average interest crediting rates on investment-type products and growth on long-duration products in the RIS segment, offset by lower average interest crediting rates on long-duration products in the MetLife Holdings and Group Benefits segments
Volume Growth - Decreased adjusted earnings by $10 million:
•Expected business run-off in the MetLife Holdings segment
•Lower average invested assets in Corporate & Other
Partially offset by:
•Growth in core products in the Group Benefits segment
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $41 million:
•Unfavorable morbidity - higher severity and a favorable reserve adjustment in the prior period in our disability business in the Group Benefits segment
Partially offset by:
•Favorable change from refinements to certain insurance and other liabilities in both periods
Expenses - Increased adjusted earnings by $162 million:
•Lower corporate-related expenses, interest on certain tax positions and litigation reserves in Corporate & Other
•Lower expenses in the MetLife Holdings segment due to a change in the allocation of legal entity expenses
Adopted Accounting Pronouncements
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
The following additional information is relevant to an understanding of our performance:
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
•Total adjusted stockholder’s equity: total stockholder’s equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of accumulated other comprehensive income and the estimated fair value of certain ceded reinsurance-related embedded derivatives, all net of income tax.
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Securities trading plans
During the three months ended June 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Farmer Mac	Federal Agricultural Mortgage Corporation
ABO	Accumulated Benefit Obligations	FASB	Financial Accounting Standards Board
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FCTA	Foreign Currency Translation Adjustments
ACL	Allowance For Credit Loss	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Additional Insurance Liabilities	Universal and variable universal life secondary and paid-up guarantees	Federal Reserve Board	Board of Governors of the Federal Reserve System
AFS	Available-For-Sale	FHLBNY	Federal Home Loan Bank of New York
AI	Artificial Intelligence	FINRA	Financial Industry Regulatory Authority
ALM	Asset/Liability Management	FIO	Federal Insurance Office
Alt-A	Alternative Residential Mortgage Loans	Fitch	Fitch Ratings Inc.
AOCI	Accumulated Other Comprehensive Income (Loss)	FPB	Future Policy Benefits
ASO	Administrative Services-Only	FSOC	Financial Stability Oversight Council
ASU	Accounting Standards Update	FVO	Fair Value Option
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GAAP	Accounting principles generally accepted in the United States of America
CCPA	California Consumer Privacy Act	GCC	Group Capital Calculation
CEO	Chief Executive Officer	GHG	Greenhouse Gas
CFO	Chief Financial Officer	GICs	Guaranteed Interest Contracts
CFPB	Consumer Financial Protection Bureau	Global Atlantic	Global Atlantic Financial Group
CFTC	Commodity Futures Trading Commission	GMABs	Guaranteed Minimum Accumulation Benefits
CISO	Chief Information Security Officer	GMCR	Guaranteed Minimum Crediting Rates
CLOs	Collateralized Loan Obligations	GMDBs	Guaranteed Minimum Death Benefits
CMBS	Commercial Mortgage-Backed Securities	GMIBs	Guaranteed Minimum Income Benefits
CODM	Chief Operating Decision Maker	GMWBs	Guaranteed Minimum Withdrawal Benefits
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	GMXBs	Guaranteed Minimum Benefits
Credit Facility	Unsecured revolving credit facility	IBNP	Incurred But Not Paid
CRO	Chief Risk Officer	IBNR	Incurred But Not Reported
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	IMR	Interest Maintenance Reserve
DAC	Deferred Policy Acquisition Costs	IRS	Internal Revenue Service
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	LDTI	Long-Duration Targeted Improvements
DOL	U.S. Department of Labor	LDTI Transition Date	January 1, 2021
DPL	Deferred Profit Liability	LTV	Loan-To-Value
DSCR	Debt Service Coverage Ratios	MetLife Funding	MetLife Funding, Inc.
ERC	Enterprise Risk Committee	MLIC	Metropolitan Life Insurance Company
ERISA	Employee Retirement Income Security Act of 1974	Moody’s	Moody’s Investors Service, Inc.
ERM	Enterprise Risk Management	MoRe	Missouri Reinsurance, Inc.
ESG	Environmental, Social and Governance	MRB	Market Risk Benefit
Exchange Act	Securities Exchange Act Of 1934	MRC	MetLife Reinsurance Company of Charleston

MTL	Metropolitan Tower Life Insurance Company	RIS	Retirement and Income Solutions
NAIC	National Association of Insurance Commissioners	RMBS	Residential Mortgage-Backed Securities
NAV	Net Asset Value	ROU	Right-of-Use
NGEs	Non-Guaranteed Elements	S&P	Standard & Poor’s Global Ratings
Non-Bank SIFI	Non-Bank Systemically Important Financial Institution	SCL	Special Considerations Letter
NPR	Net Premium Ratio	SEC	U.S. Securities and Exchange Commission
NQM	Non-Qualified Residential Mortgage	SSG	Structured Securities Group
NRSRO	Nationally Recognized Statistical Rating Organizations	Statutory Codification	Codification of Statutory Accounting Principles
NYDFS	New York State Department of Financial Services	Structured Products	RMBS, ABS & CLO and CMBS
OCI	Other Comprehensive Income (Loss)	Superintendent	New York Superintendent of Financial Services
OLPI	Other Limited Partnership Interests	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
OTC	Over-the-Counter	TRRs	Total Rate of Return Swaps
OTC-bilateral	Bilateral contracts between two counterparties	U.S.	United States
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PABs	Policyholder Account Balances	UREV	Unearned Revenue
PBO	Projected Benefit Obligation	VIEs	Variable Interest Entities
PCAOB	Public Company Accounting Oversight Board	VOBA	Value of Business Acquired
PTE	Prohibited Transaction Exemption	VOCRA	Value of Customer Relationships Acquired
RBC	Risk-Based Capital	VODA	Value of Distribution Agreements
REJV	Real Estate Joint Ventures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Toby S. Brown
Name: Toby S. Brown Title: Executive Vice President, Global Head of Reinsurance and Interim Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)

Date: August 12, 2025