Form 10-Q
period 2025-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2025-11-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 12, 2025, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2025 and December 31, 2024 and for the Three Months and Nine Months Ended September 30, 2025 and 2024)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Future Policy Benefits	16
	Note 4 — Policyholder Account Balances	22
	Note 5 — Market Risk Benefits	27
	Note 6 — Separate Accounts	30
	Note 7 — Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue	33
	Note 8 — Closed Block	35
	Note 9 — Investments	37
	Note 10 — Derivatives	54
	Note 11 — Fair Value	66
	Note 12 — Long-term Debt	81
	Note 13 — Equity	81
	Note 14 — Other Revenues and Other Expenses	84
	Note 15 — Income Tax	85
	Note 16 — Contingencies, Commitments and Guarantees	85
	Note 17 — Related Party Transactions	88
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	91
Item 4.	Controls and Procedures	101

Part II — Other Information
Item 1.	Legal Proceedings	101
Item 1A.	Risk Factors	101
Item 5.	Other Information	101
Item 6.	Exhibits	102

Glossary		103
Signatures		105

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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to interest rates, the effects of announced or future tariff increases on the global economy, credit spreads, declining equity or debt markets, real estate, obligors and counterparties, government default or shutdown, derivatives, climate change and public health;
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2025 and December 31, 2024 (Unaudited)
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $196 and $112, respectively); and amortized cost: $157,177 and $153,744, respectively	$149,295	$140,832
Mortgage loans (net of allowance for credit loss of $740 and $503, respectively; includes $176 and $198, respectively, relating to variable interest entities)	56,842	60,025
Policy loans	5,615	5,601
Real estate and real estate joint ventures (includes $1,966 and $2,000, respectively, relating to variable interest entities; $382 and $378, respectively, under the fair value option; $148 and $0, of real estate held-for-sale, respectively)	9,015	8,902
Other limited partnership interests	6,898	7,054
Short-term investments, at estimated fair value	2,232	2,391
Other invested assets (includes $465 and $729, respectively, of leveraged and direct financing leases; $46 and $112, respectively, relating to variable interest entities)	15,899	17,674
Total investments	245,796	242,479
Cash and cash equivalents, principally at estimated fair value (includes $34 and $0, respectively, relating to variable interest entities)	6,640	7,271
Accrued investment income	2,104	1,986
Premiums, reinsurance and other receivables	28,580	28,084
Market risk benefits, at estimated fair value	232	246
Deferred policy acquisition costs and value of business acquired	3,015	3,136
Current income tax recoverable	441	245
Deferred income tax asset	2,656	2,883
Other assets	4,228	4,264
Separate account assets	74,081	79,202
Total assets	$367,773	$369,796
Liabilities and Equity
Liabilities
Future policy benefits	$127,858	$126,619
Policyholder account balances	103,402	102,140
Market risk benefits, at estimated fair value	2,354	2,339
Other policy-related balances	8,867	8,338
Policyholder dividends payable	215	231
Payables for collateral under securities loaned and other transactions	11,614	11,271
Long-term debt	1,295	1,553
Other liabilities	23,872	23,669
Separate account liabilities	74,081	79,202
Total liabilities	353,558	355,362
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	6,314	7,444
Accumulated other comprehensive income (loss)	(5,013)	(5,994)
Total Metropolitan Life Insurance Company stockholder’s equity	13,781	13,930
Noncontrolling interests	434	504
Total equity	14,215	14,434
Total liabilities and equity	$367,773	$369,796
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums	$6,231	$6,213	$19,564	$19,793
Universal life and investment-type product policy fees	369	369	1,151	1,109
Net investment income	2,931	2,920	8,613	8,680
Other revenues	427	445	1,283	1,347
Net investment gains (losses)	(216)	(181)	(823)	(423)
Net derivative gains (losses)	(403)	(382)	(1,033)	(378)
Total revenues	9,339	9,384	28,755	30,128
Expenses
Policyholder benefits and claims	6,504	6,534	20,510	20,749
Policyholder liability remeasurement (gains) losses	2	(164)	8	(148)
Market risk benefit remeasurement (gains) losses	(175)	482	(127)	(234)
Interest credited to policyholder account balances	954	983	2,826	2,863
Policyholder dividends	96	115	320	342
Other expenses	1,360	1,490	4,013	4,284
Total expenses	8,741	9,440	27,550	27,856
Income (loss) before provision for income tax	598	(56)	1,205	2,272
Provision for income tax expense (benefit)	81	(47)	159	395
Net income (loss)	517	(9)	1,046	1,877
Less: Net income (loss) attributable to noncontrolling interests	(4)	(4)	(9)	(7)
Net income (loss) attributable to Metropolitan Life Insurance Company	$521	$(5)	$1,055	$1,884
Comprehensive income (loss)	$1,568	$1,524	$3,101	$3,874
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(4)	(4)	(9)	(7)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,572	$1,528	$3,110	$3,881
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$5	$12,475	$7,444	$(5,994)	$13,930	$504	$14,434
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025				(1,074)	(1,074)		(1,074)
Dividends to MetLife, Inc.			(1,966)		(1,966)		(1,966)
Change in equity of noncontrolling interests					—	(59)	(59)
Net income (loss)			534		534	(5)	529
Other comprehensive income (loss), net of income tax				1,004	1,004		1,004
Balance at June 30, 2025	$5	$12,475	$6,012	$(6,064)	$12,428	$440	$12,868
Dividends to MetLife, Inc.			(219)		(219)		(219)
Change in equity of noncontrolling interests					—	(2)	(2)
Net income (loss)			521		521	(4)	517
Other comprehensive income (loss), net of income tax				1,051	1,051		1,051
Balance at September 30, 2025	$5	$12,475	$6,314	$(5,013)	$13,781	$434	$14,215

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$5	$12,475	$7,645	$(6,872)	$13,253	$363	$13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(2,000)		(2,000)		(2,000)
Change in equity of noncontrolling interests					—	132	132
Net income (loss)			1,889		1,889	(3)	1,886
Other comprehensive income (loss), net of income tax				464	464		464
Balance at June 30, 2024	$5	$12,475	$7,315	$(6,408)	$13,387	$492	$13,879
Dividends to MetLife, Inc.			(738)		(738)		(738)
Change in equity of noncontrolling interests					—	11	11
Net income (loss)			(5)		(5)	(4)	(9)
Other comprehensive income (loss), net of income tax				1,533	1,533		1,533
Balance at September 30, 2024	$5	$12,475	$6,572	$(4,875)	$14,177	$499	$14,676
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$3,356	$3,819
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	22,294	22,419
Equity securities	46	60
Mortgage loans	7,051	5,056
Real estate and real estate joint ventures	136	452
Other limited partnership interests	463	444
Short-term investments	5,093	4,504
Purchases and originations of:
Fixed maturity securities available-for-sale	(25,393)	(22,620)
Equity securities	(40)	(34)
Mortgage loans	(3,860)	(3,709)
Real estate and real estate joint ventures	(372)	(552)
Other limited partnership interests	(298)	(350)
Short-term investments	(4,813)	(3,800)
Cash received in connection with freestanding derivatives	835	507
Cash paid in connection with freestanding derivatives	(1,142)	(1,165)
Net change in policy loans	(14)	(112)
Net change in other invested assets	462	363
Other, net	75	5
Net cash provided by (used in) investing activities	523	1,468
Cash flows from financing activities
Policyholder account balances - deposits	60,807	55,369
Policyholder account balances - withdrawals	(63,181)	(57,417)
Net change in payables for collateral under securities loaned and other transactions	343	(548)
Long-term debt repaid	(260)	(150)
Derivatives with certain financing elements and other derivative-related transactions, net	31	(49)
Dividends paid to MetLife, Inc.	(2,185)	(2,738)
Other, net	(71)	91
Net cash provided by (used in) financing activities	(4,516)	(5,442)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	6	(1)
Change in cash and cash equivalents	(631)	(156)
Cash and cash equivalents, beginning of period	7,271	6,795
Cash and cash equivalents, end of period	$6,640	$6,639
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$66	$75
Income tax	$557	$493
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$876
Real estate and real estate joint ventures acquired in satisfaction of debt	$128	$298
Other invested assets received in connection with the sale of other limited partnership interests	$17	$299

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
Effective January 1, 2025, an operating joint venture engaged in insurance underwriting activities, for which the Company uses the equity method of accounting, adopted the accounting pronouncement related to targeted improvements to the accounting for long-duration contracts. See Note 13 for further information.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company will include the applicable enhanced disclosures in its 2025 annual consolidated financial statements.
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
ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The key amendments in this update remove all references to prescriptive and sequential software development project stages and require that an entity capitalize software costs when both: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.
		Effective for annual and interim periods beginning January 1, 2028, to be applied either prospectively, retrospectively, or using a modified transition approach (with early adoption permitted as of the beginning of an annual reporting period).	The Company is evaluating the impact of the guidance on its consolidated financial statements.

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
•“Reinsurance adjustments” relate to amounts subject to ceded reinsurance arrangements with third parties and joint ventures, including (i) the related investment returns and expenses which are passed through to the reinsurers and (ii) the corresponding invested assets and cash and cash equivalents.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,389	$323	$519
Universal life and investment-type product policy fees	227	66	68
Net investment income (1)	312	1,709	922
Other revenues	187	57	37

Expenses
Policyholder benefits and claims and policyholder dividends	4,644	980	991
Policyholder liability remeasurement (gains) losses	(9)	1	10
Interest credited to PABs	44	726	83
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”)	6	10	46
Interest expense on debt	—	3	3
Other segment expenses (2)	882	78	145
Provision for income tax expense (benefit)	117	69	55
Adjusted earnings	$431	$288	$213

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2024	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,294	$354	$568
Universal life and investment-type product policy fees	231	57	74
Net investment income (1)	300	1,664	891
Other revenues	184	77	39

Expenses
Policyholder benefits and claims and policyholder dividends	4,626	1,000	1,038
Policyholder liability remeasurement (gains) losses	—	(138)	(26)
Interest credited to PABs	48	741	88
Other expenses:
Amortization of DAC and VOBA	6	9	49
Interest expense on debt	—	4	4
Other segment expenses (2)	883	79	198
Provision for income tax expense (benefit)	95	95	45
Adjusted earnings	$351	$362	$176

Nine Months Ended September 30, 2025	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$16,411	$1,589	$1,565
Universal life and investment-type product policy fees	700	204	225
Net investment income (1)	916	4,981	2,670
Other revenues	566	174	108

Expenses
Policyholder benefits and claims and policyholder dividends	14,332	3,551	2,987
Policyholder liability remeasurement (gains) losses	(31)	(9)	48
Interest credited to PABs	131	2,143	252
Other expenses:
Amortization of DAC and VOBA	19	30	138
Interest expense on debt	1	9	9
Other segment expenses (2)	2,693	235	452
Provision for income tax expense (benefit)	306	196	133
Adjusted earnings	$1,142	$793	$549

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2024	Group Benefits	RIS	MetLife Holdings
	(In millions)
Revenues
Premiums	$16,098	$1,985	$1,712
Universal life and investment-type product policy fees	682	181	232
Net investment income (1)	908	5,019	2,722
Other revenues	562	209	126

Expenses
Policyholder benefits and claims and policyholder dividends	14,059	3,926	3,148
Policyholder liability remeasurement (gains) losses	(2)	(160)	14
Interest credited to PABs	144	2,125	281
Other expenses:
Amortization of DAC and VOBA	19	26	148
Interest expense on debt	1	11	11
Other segment expenses (2)	2,633	235	592
Provision for income tax expense (benefit)	295	257	119
Adjusted earnings	$1,101	$974	$479
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Group Benefits	1%	—%	1%	1%
RIS	7%	1%	5%	3%
MetLife Holdings	10%	2%	6%	4%
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
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Total segment adjusted earnings	$932	$889	$2,484	$2,554
Corporate & Other	(10)	(79)	45	(79)
Total consolidated adjusted earnings	922	810	2,529	2,475
Net investment gains (losses)	(216)	(181)	(823)	(423)
Net derivative gains (losses)	(403)	(382)	(1,033)	(378)
MRB remeasurement gains (losses)	175	(482)	127	234
Investment hedge adjustments	(52)	(87)	(155)	(326)
Other	(36)	76	(19)	119
Provision for income tax (expense) benefit	127	237	420	176
Net income (loss)	$517	$(9)	$1,046	$1,877

Segment revenues:
Group	$6,115	$6,009	$18,593	$18,250
RIS	2,155	2,152	6,948	7,394
MetLife Holdings	1,546	1,572	4,568	4,792
Total segment revenues	9,816	9,733	30,109	30,436
Net investment gains (losses)	(216)	(181)	(823)	(423)
Net derivative gains (losses)	(403)	(382)	(1,033)	(378)
Investment hedge adjustments	(52)	(87)	(155)	(326)
Other	194	301	657	819
Total consolidated revenues	$9,339	$9,384	$28,755	$30,128

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
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$48,332	$47,551
MetLife Holdings - Long-term care	15,309	14,537
Deferred Profit Liabilities:
RIS - Annuities	3,113	3,086
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	2,059	1,969
MetLife Holdings - Participating life	41,800	42,663
Other long-duration (1)	6,385	6,300
Short-duration and other	10,860	10,513
Total	$127,858	$126,619
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(21)	(2)
Adjusted balance	(21)	(2)
Issuances	1,278	1,765
Net premiums collected	(1,257)	(1,763)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$47,910	$48,886

Balance, beginning of period, at original discount rate	$49,191	$47,991
Effect of changes in cash flow assumptions (1)	(67)	(234)
Effect of actual variances from expected experience (2)	(58)	(72)
Adjusted balance	49,066	47,685
Issuances	1,286	1,763
Interest accrual	1,840	1,803
Benefit payments	(3,514)	(3,348)
Ending balance at original discount rate	48,678	47,903
Effect of changes in discount rate assumptions	(69)	1,172
Balance, end of period, at current discount rate at balance sheet date	48,609	49,075

Cumulative amount of fair value hedging adjustments	(277)	(151)
Net liability for FPBs	$48,332	$48,924

Undiscounted - Expected future benefit payments	$92,094	$91,841
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$48,609	$49,075
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.3%	5.0%
__________________
(1)For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was substantially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $63 million. For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $112 million.
(2)For the nine months ended September 30, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $31 million. For the nine months ended September 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $32 million.
For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.

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
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,475	$5,687

Balance, beginning of period, at original discount rate	$5,568	$5,566
Effect of changes in cash flow assumptions	68	212
Effect of actual variances from expected experience	99	34
Adjusted balance	5,735	5,812
Interest accrual	212	213
Net premiums collected	(421)	(424)
Ending balance at original discount rate	5,526	5,601
Effect of changes in discount rate assumptions	57	159
Balance, end of period, at current discount rate at balance sheet date	$5,583	$5,760

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,012	$20,927

Balance, beginning of period, at original discount rate	$21,024	$20,494
Effect of changes in cash flow assumptions	66	205
Effect of actual variances from expected experience	149	45
Adjusted balance	21,239	20,744
Interest accrual	833	812
Benefit payments	(690)	(638)
Ending balance at original discount rate	21,382	20,918
Effect of changes in discount rate assumptions	(490)	499
Balance, end of period, at current discount rate at balance sheet date	20,892	21,417

Net liability for FPBs	$15,309	$15,657

Undiscounted:
Expected future gross premiums	$10,462	$10,735
Expected future benefit payments	$44,833	$45,098
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,059	$7,319
Expected future benefit payments	$20,892	$21,417
Weighted-average duration of the liability	13 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.6%	5.2%
For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to the future premium rate increases, substantially offset by unfavorable morbidity and policyholder behavior related to lapses.
For the nine months ended September 30, 2025, the net effect of actual variances from expected experience was primarily driven by unfavorable mortality and morbidity, partially offset by the future premium rate increases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for long-term care products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, incidence, claim utilization, claim cost inflation, claim continuance, and premium rate increases.
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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2025	2024
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,969	$1,841
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(17)	(14)
Balance, beginning of period, before AOCI adjustment	1,986	1,855
Effect of changes in cash flow assumptions	(19)	(1)
Effect of actual variances from expected experience	24	24
Adjusted balance	1,991	1,878
Assessments accrual	68	67
Interest accrual	77	72
Excess benefits paid	(64)	(57)
Balance, end of period, before AOCI adjustment	2,072	1,960
Add: AOCI adjustment	(13)	(11)
Balance, end of period	2,059	1,949
Less: Reinsurance recoverables	2,059	1,949
Balance, end of period, net of reinsurance	$—	$—

Weighted-average duration of the liability	16 years	16 years
Weighted-average interest accretion rate	5.2%	5.2%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Nine Months Ended September 30,
	2025		2024
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$1,305	$1,840	$1,815	$1,803
MetLife Holdings - Long-term care	539	621	543	599
Deferred Profit Liabilities:
RIS - Annuities	N/A	114	N/A	112
Additional Insurance Liabilities:
MetLife Holdings - Universal and variable universal life	262	77	288	72
Other long-duration	687	228	686	229
Total	$2,793	$2,880	$3,332	$2,815
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance, beginning of period	$11,698	$11,609
Less: Reinsurance recoverables	2,004	1,740
Net balance, beginning of period	9,694	9,869
Incurred related to:
Current period	16,010	15,444
Prior periods (1)	(256)	(307)
Total incurred	15,754	15,137
Paid related to:
Current period	(10,533)	(10,270)
Prior periods	(4,543)	(4,663)
Total paid	(15,076)	(14,933)
Net balance, end of period	10,372	10,073
Add: Reinsurance recoverables	2,051	1,914
Balance, end of period (included in FPBs and other policy-related balances)	$12,423	$11,987
__________________
(1)For the nine months ended September 30, 2025 and 2024, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Group Benefits - Group life	$7,384	$7,469
RIS:
Capital markets investment products and stable value GICs	59,516	57,799
Annuities and risk solutions	12,422	11,673
MetLife Holdings - Annuities	8,844	9,513
Other	15,236	15,686
Total	$103,402	$102,140
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
4. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,469	$7,605
Deposits	2,637	2,659
Policy charges	(504)	(493)
Surrenders and withdrawals	(2,344)	(2,388)
Benefit payments	(7)	(9)
Net transfers from (to) separate accounts	2	(3)
Interest credited	131	144
Balance, end of period	$7,384	$7,515

Weighted-average annual crediting rate	2.4%	2.6%

At period end:
Cash surrender value	$7,316	$7,453
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$266,256	$265,266
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$489	$—	$666	$4,099	$5,254
Equal to or greater than 2% but less than 4%	1,180	93	60	—	1,333
Equal to or greater than 4%	683	25	3	52	763
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	34
Total	$2,352	$118	$729	$4,151	$7,384

September 30, 2024
Equal to or greater than 0% but less than 2%	$456	$—	$788	$4,141	$5,385
Equal to or greater than 2% but less than 4%	1,266	8	59	1	1,334
Equal to or greater than 4%	684	—	39	36	759
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	37
Total	$2,406	$8	$886	$4,178	$7,515

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
4. Policyholder Account Balances (continued)
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$57,799	$58,554
Deposits	56,275	50,792
Surrenders and withdrawals	(57,731)	(51,643)
Interest credited	1,613	1,638
Effect of foreign currency translation and other, net	1,560	279
Balance, end of period	$59,516	$59,620

Weighted-average annual crediting rate	3.7%	3.8%
Cash surrender value at period end	$927	$1,397
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,728	$2,728
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,788
Total	$—	$—	$—	$2,728	$59,516

September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,754	$2,754
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,866
Total	$—	$—	$—	$2,754	$59,620

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$11,673	$10,650
Deposits	1,098	1,259
Policy charges	(137)	(110)
Surrenders and withdrawals	(159)	(242)
Benefit payments	(456)	(446)
Net transfers from (to) separate accounts	(3)	20
Interest credited	389	348
Other	17	8
Balance, end of period	$12,422	$11,487

Weighted-average annual crediting rate	4.4%	4.3%

At period end:
Cash surrender value	$7,766	$7,171
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$34,279	$34,169
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,523	$2,531
Equal to or greater than 2% but less than 4%	161	59	346	32	598
Equal to or greater than 4%	3,409	11	292	7	3,719
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,574
Total	$3,570	$70	$646	$2,562	$12,422

September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$2,056	$2,075
Equal to or greater than 2% but less than 4%	198	35	11	417	661
Equal to or greater than 4%	3,400	—	343	6	3,749
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,002
Total	$3,598	$35	$373	$2,479	$11,487

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$9,513	$10,888
Deposits	115	115
Policy charges	(8)	(8)
Surrenders and withdrawals	(972)	(1,236)
Benefit payments	(267)	(291)
Net transfers from (to) separate accounts	245	105
Interest credited	215	241
Other	3	7
Balance, end of period	$8,844	$9,821

Weighted-average annual crediting rate	3.2%	3.2%

At period end:
Cash surrender value	$8,284	$9,187
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$2,295	$2,238
At annuitization or exercise of other living benefits	$653	$615
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$40	$10	$473	$161	$684
Equal to or greater than 2% but less than 4%	2,755	4,017	444	98	7,314
Equal to or greater than 4%	387	130	1	—	518
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	328
Total	$3,182	$4,157	$918	$259	$8,844

September 30, 2024
Equal to or greater than 0% but less than 2%	$3	$166	$444	$52	$665
Equal to or greater than 2% but less than 4%	1,378	6,182	495	153	8,208
Equal to or greater than 4%	403	150	12	—	565
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	383
Total	$1,784	$6,498	$951	$205	$9,821
5. Market Risk Benefits
The Company establishes liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2025			December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
MetLife Holdings - Annuities	$211	$2,339	$2,128	$231	$2,300	$2,069
Other	21	15	(6)	15	39	24
Total	$232	$2,354	$2,122	$246	$2,339	$2,093
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

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance, beginning of period	$2,069	$2,702

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,026	$2,741
Attributed fees collected	205	224
Benefit payments	(69)	(67)
Effect of changes in interest rates	(18)	(61)
Effect of changes in capital markets	(395)	(471)
Effect of changes in equity index volatility	10	38
Actual policyholder behavior different from expected behavior	150	144
Effect of changes in future expected policyholder behavior and other assumptions	(13)	19
Effect of foreign currency translation and other, net	189	72
Effect of changes in risk margin	(3)	(6)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,082	2,633
Cumulative effect of changes in the instrument-specific credit risk	46	(25)
Balance, end of period	$2,128	$2,608

At period end:
Net amount at risk, excluding offsets from hedging (1):
In the event of death	$2,295	$2,238
At annuitization or exercise of other living benefits	$653	$615
Weighted-average attained age of contractholders:
In the event of death	72 years	71 years
At annuitization or exercise of other living benefits	71 years	70 years
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

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance, beginning of period	$24	$(1)

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$29	$2
Attributed fees collected	2	2
Effect of changes in interest rates	(20)	10
Effect of changes in capital markets	(2)	—
Actual policyholder behavior different from expected behavior	(7)	—
Effect of changes in future expected policyholder behavior and other assumptions	(2)	1
Effect of foreign currency translation and other, net	(4)	40
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(4)	55
Cumulative effect of changes in the instrument-specific credit risk	(2)	(8)
Balance, end of period	$(6)	$47

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
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
RIS:
Stable Value and Risk Solutions	$27,286	$32,761
Annuities	11,247	11,001
MetLife Holdings - Annuities	27,289	27,766
Other	8,259	7,674
Total	$74,081	$79,202
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	MetLife Holdings Annuities
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$32,761	$11,001	$27,766
Premiums and deposits	1,277	80	166
Policy charges	(157)	(15)	(416)
Surrenders and withdrawals	(6,037)	(594)	(2,510)
Benefit payments	(96)	—	(344)
Investment performance	1,843	776	2,871
Net transfers from (to) general account	26	(23)	(246)
Other (1)	(2,331)	22	2
Balance, end of period	$27,286	$11,247	$27,289
Nine Months Ended September 30, 2024
Balance, beginning of period	$35,562	$11,659	$29,162
Premiums and deposits	949	34	175
Policy charges	(166)	(16)	(453)
Surrenders and withdrawals	(3,761)	(609)	(2,789)
Benefit payments	(69)	—	(377)
Investment performance	1,799	561	3,680
Net transfers from (to) general account	(21)	—	(105)
Other (1)	(594)	360	(8)
Balance, end of period	$33,699	$11,989	$29,285

Cash surrender value at September 30, 2025 (2)	$24,944	N/A	$27,166
Cash surrender value at September 30, 2024 (2)	$29,568	N/A	$29,147
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
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2025
	Group Benefits	RIS	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$8,684	$—	$8,684
Public utilities	—	1,035	—	1,035
Municipals	—	279	—	279
Corporate bonds:
Materials	—	246	—	246
Communications	—	706	—	706
Consumer	—	1,564	—	1,564
Energy	—	901	—	901
Financial	—	2,713	—	2,713
Industrial and other	—	700	—	700
Technology	—	547	—	547
Total corporate bonds	—	7,377	—	7,377
Total bonds	—	17,375	—	17,375
Mortgage-backed securities	—	7,682	—	7,682
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	1,929	—	1,929
Redeemable preferred stock	—	8	—	8
Total fixed maturity securities	—	26,994	—	26,994
Equity securities	—	2,783	—	2,783
Mutual funds	1,425	4,170	34,020	39,615
Other invested assets	—	1,246	—	1,246
Total investments	1,425	35,193	34,020	70,638
Other assets	—	3,443	—	3,443
Total	$1,425	$38,636	$34,020	$74,081

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
Information regarding total DAC and VOBA, DAC by segment, and Corporate & Other, was as follows at:

	Group Benefits	RIS	MetLife Holdings (1)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2025	$244	$214	$2,526	$140	$3,124
Capitalizations	11	67	1	—	79
Amortization	(19)	(28)	(138)	(13)	(198)
Balance at September 30, 2025	$236	$253	$2,389	$127	$3,005

Balance at January 1, 2024	$255	$155	$2,723	$158	$3,291
Capitalizations	10	77	(1)	—	86
Amortization	(19)	(25)	(148)	(14)	(206)
Balance at September 30, 2024	$246	$207	$2,574	$144	$3,171

Total DAC and VOBA:
Balance at September 30, 2025					$3,015
Balance at September 30, 2024					$3,184
Balance at December 31, 2024					$3,136
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Nine Months Ended September 30, 2025
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$14	$5	$19
Deferrals	2	—	2
Amortization	(2)	(1)	(3)
Balance, end of period	$14	$4	$18

	Nine Months Ended September 30, 2024
	RIS	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$16	$5	$21
Deferrals	2	—	2
Amortization	(3)	—	(3)
Balance, end of period	$15	$5	$20

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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Closed Block Liabilities
FPBs	$34,074	$35,015
Other policy-related balances	292	315
Policyholder dividends payable	157	174
Policyholder dividend obligation	—	—
Current income tax payable	9	6
Other liabilities	1,149	854
Total closed block liabilities	35,681	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,163	18,958
Mortgage loans	5,532	5,720
Policy loans	3,689	3,829
Real estate and REJV	688	659
Other invested assets	377	523
Total investments	29,449	29,689
Cash and cash equivalents	1,140	930
Accrued investment income	370	367
Premiums, reinsurance and other receivables	52	45
Deferred income tax asset	348	470
Total assets designated to the closed block	31,359	31,501
Excess of closed block liabilities over assets designated to the closed block	4,322	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(670)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	58	183
Total amounts included in AOCI	(612)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,710	$3,790

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$202	$214	$614	$648
Net investment income	347	336	1,002	1,021
Net investment gains (losses)	(14)	1	(73)	(19)
Net derivative gains (losses)	5	(1)	(3)	6
Total revenues	540	550	1,540	1,656
Expenses
Policyholder benefits and claims	372	390	1,138	1,209
Policyholder dividends	72	90	245	266
Other expenses	19	21	57	61
Total expenses	463	501	1,440	1,536
Revenues, net of expenses before provision for income tax expense (benefit)	77	49	100	120
Provision for income tax expense (benefit)	15	11	20	26
Revenues, net of expenses and provision for income tax expense (benefit)	$62	$38	$80	$94
Metropolitan Life Insurance Company charges the closed block with federal income taxes, state and local premium taxes and other state or local taxes, as well as asset management expenses relating to the closed block as provided in the Plan of Reorganization. Metropolitan Life Insurance Company also charges the closed block for expenses of maintaining the policies included in the closed block.

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

	September 30, 2025					December 31, 2024
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$50,078	$(139)	$1,092	$2,766	$48,265	$50,394	$(45)	$609	$3,830	$47,128
Foreign corporate	27,339	—	776	2,276	25,839	27,536	(15)	248	3,484	24,285
U.S. government and agency	24,999	—	196	3,102	22,093	25,163	—	87	3,407	21,843
RMBS	26,666	(2)	451	1,479	25,636	23,080	(1)	203	2,069	21,213
ABS & CLO	13,875	(5)	149	190	13,829	13,432	(7)	86	306	13,205
CMBS	5,316	(14)	61	227	5,136	5,605	(8)	38	356	5,279
Municipals	5,837	—	137	493	5,481	5,373	—	100	542	4,931
Foreign government	3,067	(36)	150	165	3,016	3,161	(36)	97	274	2,948
Total fixed maturity securities AFS	$157,177	$(196)	$3,012	$10,698	$149,295	$153,744	$(112)	$1,468	$14,268	$140,832
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$6,573	$23,446	$26,137	$54,989	$45,836	$156,981
Estimated fair value	$6,548	$23,429	$26,049	$48,668	$44,601	$149,295
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

	September 30, 2025				December 31, 2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,258	$79	$20,284	$2,664	$8,413	$273	$21,608	$3,536
Foreign corporate	1,365	93	11,502	2,183	5,143	253	13,141	3,221
U.S. government and agency	2,672	62	9,489	3,040	4,619	164	9,432	3,243
RMBS	2,079	36	9,458	1,443	4,483	93	10,674	1,976
ABS & CLO	2,279	18	2,511	172	1,388	15	4,296	289
CMBS	386	11	2,222	213	607	10	2,942	347
Municipals	651	21	1,858	472	724	22	1,895	520
Foreign government	179	3	1,015	159	691	23	1,181	246
Total fixed maturity securities AFS	$12,869	$323	$58,339	$10,346	$26,068	$853	$65,169	$13,378
Investment grade	$11,837	$291	$56,919	$10,220	$24,320	$767	$62,876	$13,122
Below investment grade	1,032	32	1,420	126	1,748	86	2,293	256
Total fixed maturity securities AFS	$12,869	$323	$58,339	$10,346	$26,068	$853	$65,169	$13,378
Total number of securities in an unrealized loss position	1,722		5,820		3,637		6,786
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $3.6 billion for the nine months ended September 30, 2025 to $10.7 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at September 30, 2025, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of September 30, 2025, $126 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, technology and industrial sectors within U.S. and foreign corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At September 30, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2025.

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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended September 30, 2025	(In millions)
Balance, at beginning of period	$49	$—	$36	$2	$4	$12	$103
ACL not previously recorded	65	—	—	—	—	—	65
Changes for securities with previously recorded ACL	25	—	—	—	1	2	28
Securities sold or exchanged	—	—	—	—	—	—	—
Balance, at end of period	$139	$—	$36	$2	$5	$14	$196
Three Months Ended September 30, 2024
Balance, at beginning of period	$27	$2	$33	$1	$7	$7	$77
ACL not previously recorded	23	9	—	—	—	—	32
Changes for securities with previously recorded ACL	(1)	—	8	—	1	(1)	7
Securities sold or exchanged	(3)	—	—	—	—	—	(3)
Balance, at end of period	$46	$11	$41	$1	$8	$6	$113

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Nine Months Ended September 30, 2025	(In millions)
Balance, at beginning of period	$45	$15	$36	$1	$7	$8	$112
ACL not previously recorded	81	—	—	1	—	3	85
Changes for securities with previously recorded ACL	36	(2)	—	—	1	3	38
Securities sold or exchanged	(23)	(13)	—	—	(3)	—	(39)
Balance, at end of period	$139	$—	$36	$2	$5	$14	$196
Nine Months Ended September 30, 2024
Balance, at beginning of period	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	37	9	—	—	—	—	46
Changes for securities with previously recorded ACL	5	—	6	—	2	(1)	12
Securities sold or exchanged	(58)	—	(15)	—	—	(4)	(77)
Balance, at end of period	$46	$11	$41	$1	$8	$6	$113

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2025		December 31, 2024
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$31,408	55.2%	$34,692	57.8%
Agricultural	14,943	26.3	15,208	25.3
Residential	11,231	19.8	10,628	17.7
Total amortized cost	57,582	101.3	60,528	100.8
ACL	(740)	(1.3)	(503)	(0.8)
Total mortgage loans	$56,842	100.0%	$60,025	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($724) million and ($791) million at September 30, 2025 and December 31, 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at September 30, 2025 was $160 million, $138 million and $94 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $178 million, $158 million and $92 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $414 million and $1.5 billion for the three months and nine months ended September 30, 2025, respectively, and $564 million and $1.0 billion for the three months and nine months ended September 30, 2024, respectively.
Sales of mortgage loans, consisting primarily of commercial mortgage loans, to an equity method investee, were $168 million for both the three months and nine months ended September 30, 2024.
For the nine months ended September 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $52 million for equity interests in REJVs.
For the three months and nine months ended September 30, 2025, the Company contributed commercial mortgage loans with an amortized cost of $59 million to REJVs which subsequently completed foreclosure on those mortgage loans. For the nine months ended September 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $181 million to REJVs which subsequently completed foreclosure on those mortgage loans.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Nine Months Ended September 30,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$312	$63	$128	$503	$210	$152	$147	$509
Provision (release)	307	15	22	344	108	37	(25)	120
Charge-offs, net of recoveries	(100)	(7)	—	(107)	(12)	(77)	—	(89)
Balance, end of period	$519	$71	$150	$740	$306	$112	$122	$540

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
The gross charge-offs of mortgage loans by origination year and portfolio segment for the nine months ended September 30, 2025 was as follows:

Portfolio Segment	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$100	$100
Agricultural	—	—	—	—	—	7	7
Total	$—	$—	$—	$—	$—	$107	$107
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Commercial and Agricultural Mortgage Loan Portfolio Segments
Within each loan portfolio segment, commercial and agricultural loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. In its evaluation, the Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for such loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded. All loans modified to borrowers experiencing financial difficulties are evaluated individually for credit loss as collateral dependent loans.
These mortgage loan modifications are summarized as follows:

	Three Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$208	$—	$208	Less than one year	—	<1%
Agricultural	—	126	126	—	2 years	<1%
Total	$208	$126	$334

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	Three Months Ended September 30,
	2024
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$28	$—	$28	Less than one year	—	<1%

	Nine Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$668	$—	$668	4 years	—	2.2%
Agricultural	—	126	126	—	2 years	<1%
Total	$668	$126	$794

	Nine Months Ended September 30,
	2024
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$167	$—	$167	Less than one year	—	<1%
For the three months and nine months ended September 30, 2025, all commercial and agricultural mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended September 30, 2024, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the nine months ended September 30, 2024, commercial mortgage loans with an amortized cost of $171 million which were extended over the past 12 months became delinquent and foreclosed.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,180	$1,884	$1,400	$828	$1,488	$7,833	$2,111	$16,724	53.3%
65% to 75%	77	456	346	1,592	1,112	2,261	—	5,844	18.6
76% to 80%	—	—	—	242	96	1,118	—	1,456	4.6
Greater than 80%	152	172	115	514	803	5,628	—	7,384	23.5
Total	$1,409	$2,512	$1,861	$3,176	$3,499	$16,840	$2,111	$31,408	100.0%
DSCR:
> 1.20x	$1,171	$2,078	$1,236	$2,619	$2,877	$13,512	$2,069	$25,562	81.4%
1.00x - 1.20x	133	225	431	250	465	1,846	42	3,392	10.8
<1.00x	105	209	194	307	157	1,482	—	2,454	7.8
Total	$1,409	$2,512	$1,861	$3,176	$3,499	$16,840	$2,111	$31,408	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$554	$502	$812	$1,635	$1,353	$7,708	$1,115	$13,679	91.5%
65% to 75%	5	37	35	286	168	525	89	1,145	7.7
76% to 80%	—	—	—	23	29	3	4	59	0.4
Greater than 80%	—	—	—	—	—	59	1	60	0.4
Total	$559	$539	$847	$1,944	$1,550	$8,295	$1,209	$14,943	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$586	$1,447	$280	$1,632	$1,027	$5,915	$—	$10,887	96.9%
Nonperforming (1)	3	35	17	66	17	206	—	344	3.1
Total	$589	$1,482	$297	$1,698	$1,044	$6,121	$—	$11,231	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $132 million and $111 million at September 30, 2025 and December 31, 2024, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both September 30, 2025 and December 31, 2024. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In millions)
Commercial	$436	$378	$—	$—	$1,121	$578
Agricultural	180	243	117	171	77	82
Residential	344	337	—	—	344	337
Total	$960	$958	$117	$171	$1,542	$997
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2025	December 31, 2024	Three Months Ended September 30,		Nine Months Ended September 30,
			2025	2024	2025	2024
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,600	$1,640	$44	$42	$126	$118
Other real estate	546	538	82	74	246	194
REJV	6,869	6,724	(1)	4	52	(103)
Total real estate and REJV	$9,015	$8,902	$125	$120	$424	$209
Depreciation expense on real estate investments was $23 million and $66 million for the three months and nine months ended September 30, 2025, respectively, and $25 million and $69 million for the three months and nine months ended September 30, 2024, respectively. Real estate investments were net of accumulated depreciation of $798 million and $734 million at September 30, 2025 and December 31, 2024, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $707 million and $714 million at September 30, 2025 and December 31, 2024, respectively. For the three months and nine months ended September 30, 2025, income tax credits and other income tax benefits of $38 million and $98 million, respectively, and amortized expenses of $30 million and $87 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations. For the three months and nine months ended September 30, 2024, income tax credits and other income tax benefits of $37 million and $112 million, respectively, and amortized expenses of $33 million and $100 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	September 30, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
FVO securities (2)	$251	$717	$968	$296	$576	$872

Equity securities
Common stock (3)	$103	$31	$134	$139	$9	$148
Non-redeemable preferred stock	41	5	46	22	2	24
Total equity securities	$144	$36	$180	$161	$11	$172
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
(3)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.0 billion and $4.9 billion, at estimated fair value, at September 30, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, at both September 30, 2025 and December 31, 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2025			December 31, 2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$6,759	$6,944	$6,890	$6,038	$6,202	$6,098
Repurchase agreements	$3,006	$2,975	$2,952	$3,019	$2,975	$2,925
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at September 30, 2025 and within fixed maturity securities AFS at December 31, 2024.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2025					December 31, 2024
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$1,165	$2,904	$2,875	$—	$6,944	$1,767	$3,023	$1,412	$—	$6,202

Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	September 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$104	$102
Invested assets pledged as collateral (1)	24,463	21,252
Total invested assets on deposit and pledged as collateral	$24,567	$21,354
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 10.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million at redemption value at both September 30, 2025 and December 31, 2024.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2025		December 31, 2024
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
REJV	$1,972	$2	$2,004	$3
Mortgage loan joint ventures	197	—	210	—
Renewable energy partnership (primarily other invested assets)	59	3	57	—
Investment funds (primarily other invested assets)	—	—	65	1
Total	$2,228	$5	$2,336	$4

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2025		December 31, 2024
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$42,476	$42,476	$37,602	$37,602
OLPI	6,494	8,413	6,746	8,590
Other invested assets	1,138	1,437	985	1,129
Other investments (REJV and mortgage loans)	881	957	475	661
Total	$50,989	$53,283	$45,808	$47,982
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
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2025 or 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$1,922	$1,908	$5,687	$5,586
Mortgage loans	749	813	2,255	2,464
Policy loans	75	73	216	214
Real estate and REJV	125	120	424	209
OLPI	222	26	362	358
Cash, cash equivalents and short-term investments	75	102	244	280
FVO securities	68	46	116	141
Operating joint venture	84	84	132	113
Equity securities	1	1	5	7
Other	7	90	180	295
Subtotal investment income	3,328	3,263	9,621	9,667
Less: Investment expenses	397	343	1,008	987
Net investment income	$2,931	$2,920	$8,613	$8,680

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$—	$—	$(15)
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	70	60	140	200
Net realized and unrealized gains (losses) recognized in net investment income	$70	$60	$140	$185

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$68	$45	$114	$153

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$331	$130	$582	$414

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$(169)	$(169)	$(395)	$(386)
Equity securities	(14)	(22)	(7)	(13)
Mortgage loans	(13)	(88)	(353)	(143)
Real estate and REJV (excluding changes in estimated fair value)	6	121	8	160
OLPI (excluding changes in estimated fair value) (1)	5	4	25	(43)
Other gains (losses)	(21)	9	(21)	7
Subtotal	(206)	(145)	(743)	(418)
Change in estimated fair value of OLPI and REJV	(1)	(1)	(1)	4
Non-investment portfolio gains (losses)	(9)	(35)	(79)	(9)
Subtotal	(10)	(36)	(80)	(5)
Net investment gains (losses)	$(216)	$(181)	$(823)	$(423)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(65)	$(5)	$(316)	$(304)
Impairment (losses)	(18)	—	(23)	—
Recognized gains (losses):
Change in ACL recognized in earnings	(107)	(112)	(430)	(98)
Unrealized net gains (losses) recognized in earnings	(17)	(29)	25	(12)
Total recognized gains (losses)	(124)	(141)	(405)	(110)
Non-investment portfolio gains (losses)	(9)	(35)	(79)	(9)
Net investment gains (losses)	$(216)	$(181)	$(823)	$(423)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(15)	$(23)	$(5)	$(9)

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$(26)	$—	$(17)	$3

Foreign currency gains (losses)	$1	$(24)	$(75)	$(16)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(65)	$(5)	$(316)	$(304)
Recognized in net investment income	—	—	—	(15)
Net realized investment gains (losses) from sales and disposals of investments	$(65)	$(5)	$(316)	$(319)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
__________________
(1)    Includes a net loss of $1 million and $38 million for the nine months ended September 30, 2025 and 2024, respectively, for private equity investments sold. For the nine months ended September 30, 2025 and 2024, the Company sold $36 million and $638 million, respectively, in portfolios of investments to a fund for proceeds of $35 million and $600 million, respectively, in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the asset manager of the fund for which it receives a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2025	2024	2025	2024
	(In millions)
Proceeds	$3,761	$3,723	$9,843	$11,508
Gross investment gains	$59	$37	$100	$152
Gross investment (losses)	(135)	(170)	(406)	(558)
Realized gains (losses) on sales and disposals	(76)	(133)	(306)	(406)
Net credit loss (provision) release (change in ACL recognized in earnings)	(93)	(36)	(84)	20
Impairment (losses)	—	—	(5)	—
Net credit loss (provision) release and impairment (losses)	$(93)	$(36)	$(89)	$20
Net investment gains (losses)	$(169)	$(169)	$(395)	$(386)

Equity Securities
Realized gains (losses) on sales and disposals	$2	$4	$(32)	$2
Unrealized net gains (losses) recognized in earnings	(16)	(26)	25	(15)
Net investment gains (losses)	$(14)	$(22)	$(7)	$(13)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, and real estate and REJV to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$105	$21	$245
Amortized cost of invested assets transferred to affiliates	$—	$118	$20	$255
Net investment gains (losses) recognized on transfers	$—	$(13)	$1	$(10)
Estimated fair value of invested assets transferred from affiliates	$—	$—	$70	$4
Recurring related party investments were as follows at:

		September 30, 2025	December 31, 2024

Investment Type/ Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,079	$1,014
Affiliated investments (2)	Metropolitan General Insurance Company	152	152
Affiliated funds withheld (3)	Metropolitan Tower Life Insurance Company (“MTL”)	2,497	2,604
Other invested assets		$3,728	$3,770
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. These affiliated investments earned investment income of $5 million and $15 million for the three months and nine months ended September 30, 2025, respectively, and $5 million and $14 million for the three months and nine months ended September 30, 2024, respectively.
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
The Company incurred investment advisory charges from an affiliate of $105 million and $319 million for the three months and nine months ended September 30, 2025, respectively, and $77 million and $230 million for the three months and nine months ended September 30, 2024, respectively.
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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,665	$933	$625	$4,801	$1,018	$630
Foreign currency swaps	Foreign currency exchange rate	972	33	13	1,450	32	67
Subtotal		5,637	966	638	6,251	1,050	697
Cash flow hedges:
Interest rate swaps	Interest rate	3,680	—	279	3,788	—	329
Foreign currency swaps	Foreign currency exchange rate	34,764	2,324	971	32,634	2,305	1,018
Subtotal		38,444	2,324	1,250	36,422	2,305	1,347
Total qualifying hedges		44,081	3,290	1,888	42,673	3,355	2,044
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,397	1,537	655	15,405	1,400	742
Interest rate floors	Interest rate	5,390	39	—	5,519	34	—
Interest rate caps	Interest rate	14,950	39	—	15,700	128	—
Interest rate futures	Interest rate	1,318	—	4	93	—	—
Interest rate options	Interest rate	28,007	123	60	30,209	201	122
Synthetic GICs	Interest rate	3,164	—	—	6,042	—	—
Foreign currency swaps	Foreign currency exchange rate	3,865	267	114	4,170	496	2
Foreign currency forwards	Foreign currency exchange rate	1,508	3	10	1,288	22	8
Credit default swaps — purchased	Credit	700	2	6	729	13	1
Credit default swaps — written	Credit	9,534	177	2	9,519	152	5
Equity futures	Equity market	592	—	1	720	3	—
Equity index options	Equity market	10,162	171	237	11,336	166	198
Equity total return swaps	Equity market	2,044	—	113	1,799	42	9
Total non-designated or nonqualifying derivatives		96,631	2,358	1,202	102,529	2,657	1,087
Total		$140,712	$5,648	$3,090	$145,202	$6,012	$3,131

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either September 30, 2025 or December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$6	$2	N/A
Hedged items	—	—	N/A	(10)	(2)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	—	N/A	—	(4)	N/A
Hedged items	(3)	—	N/A	—	3	N/A
Subtotal	(1)	—	N/A	(4)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(5)
Amount of gains (losses) reclassified from AOCI into income	4	(26)	—	—	—	22
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	120
Amount of gains (losses) reclassified from AOCI into income	1	(87)	—	—	—	86
Foreign currency transaction gains (losses) on hedged items	—	88	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	5	(25)	—	—	—	223
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(57)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	66	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(6)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	—	N/A	N/A	N/A
Equity derivatives (1)	(23)	N/A	(276)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(30)	N/A	N/A	N/A
Subtotal	(23)	N/A	(303)	N/A	N/A	N/A
Earned income on derivatives	18	—	57	1	(38)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(159)	N/A	N/A	N/A
Total	$(1)	$(25)	$(403)	$(3)	$(39)	$223

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Nine Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$83	$48	N/A
Hedged items	—	—	N/A	(97)	(47)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(25)	—	N/A	—	119	N/A
Hedged items	23	—	N/A	—	(120)	N/A
Subtotal	(2)	—	N/A	(14)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$30
Amount of gains (losses) reclassified from AOCI into income	30	(17)	—	—	—	(13)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	132
Amount of gains (losses) reclassified from AOCI into income	3	1,331	—	—	—	(1,334)
Foreign currency transaction gains (losses) on hedged items	—	(1,337)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	33	(23)	—	—	—	(1,185)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(71)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(406)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(18)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	10	N/A	N/A	N/A
Equity derivatives (1)	(34)	N/A	(496)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	164	N/A	N/A	N/A
Subtotal	(34)	N/A	(817)	N/A	N/A	N/A
Earned income on derivatives	108	—	165	5	(109)	—
Synthetic GICs	N/A	N/A	6	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(387)	N/A	N/A	N/A
Total	$105	$(23)	$(1,033)	$(9)	$(109)	$(1,185)

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS	$125	$115	$—	$—
Mortgage loans	$—	$98	$—	$(1)
FPBs	$(2,511)	$(2,583)	$277	$359
PABs	$(2,466)	$(2,122)	$(39)	$187
__________________
(1)Includes ($73) million and ($91) million of hedging adjustments on discontinued hedging relationships at September 30, 2025 and December 31, 2024, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $14 million and $25 million for the three months and nine months ended September 30, 2025, respectively, and $8 million and $10 million for the three months and nine months ended September 30, 2024, respectively.
At both September 30, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.
At September 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $30 million and $1.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2025, the Company expected to reclassify $298 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Credit default swaps referencing indices	$52	$4,046	1.5	$72	$4,126	2.2
Subtotal	52	4,046	1.5	72	4,126	2.2
Baa
Single name credit default swaps (3)	—	15	2.7	—	55	1.3
Credit default swaps referencing indices	103	5,184	5.1	68	5,209	4.1
Subtotal	103	5,199	5.1	68	5,264	4.1
Ba
Credit default swaps referencing indices	1	25	1.2	2	25	2.0
Subtotal	1	25	1.2	2	25	2.0
B
Credit default swaps referencing indices	19	234	4.2	6	89	3.5
Subtotal	19	234	4.2	6	89	3.5
Caa
Credit default swaps referencing indices	—	30	0.7	(1)	15	2.0
Subtotal	—	30	0.7	(1)	15	2.0
Total	$175	$9,534	3.5	$147	$9,519	3.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2025		December 31, 2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,633	$3,058	$6,033	$3,132
OTC-cleared (1)	129	4	85	5
Exchange-traded	—	5	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	5,762	3,067	6,121	3,137
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,125)	(2,125)	(2,531)	(2,531)
OTC-cleared	(2)	(2)	(4)	(4)
Cash collateral: (3), (4)
OTC-bilateral	(1,559)	—	(2,000)	—
OTC-cleared	(125)	—	(78)	—
Securities collateral: (5)
OTC-bilateral	(1,899)	(933)	(1,487)	(601)
OTC-cleared	—	(2)	—	(1)
Exchange-traded	—	(5)	—	—
Net amount after application of master netting agreements and collateral	$52	$—	$21	$—
__________________
(1)At September 30, 2025 and December 31, 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $114 million and $109 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($23) million and $6 million, respectively.
(2)Gross estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2025 and December 31, 2024, the Company received excess cash collateral of $11 million and $16 million, respectively, and provided excess cash collateral of $3 million and $4 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2025 and December 31, 2024, the Company received excess securities collateral with an estimated fair value of $307 million and $355 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2025 and December 31, 2024, the Company provided excess securities collateral with an estimated fair value of $1.0 billion and $824 million, respectively, for its OTC-bilateral derivatives, $436 million and $423 million, respectively, for its OTC-cleared derivatives, and $84 million and $36 million, respectively, for its exchange-traded derivatives, which is not included in the table above due to the foregoing limitation.
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

	September 30, 2025			December 31, 2024
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$918	$15	$933	$580	$21	$601
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,334	$16	$1,350	$962	$23	$985
_______________
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2025	December 31, 2024
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$24	$181
Funds withheld on affiliated assumed reinsurance	Other invested assets	12	(13)
Total		$36	$168
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$66	$—
Funds withheld on affiliated ceded reinsurance	Other liabilities	(272)	(461)
Fixed annuities with equity indexed returns	PABs	16	172
Total		$(190)	$(289)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$41,071	$7,194	$48,265
Foreign corporate	—	16,986	8,853	25,839
U.S. government and agency	10,201	11,892	—	22,093
RMBS	—	24,183	1,453	25,636
ABS & CLO	—	12,888	941	13,829
CMBS	—	5,006	130	5,136
Municipals	—	5,481	—	5,481
Foreign government	—	2,999	17	3,016
Total fixed maturity securities AFS	10,201	120,506	18,588	149,295
Short-term investments	1,992	225	15	2,232
Other investments	35	11	1,484	1,530
Derivative assets: (1)
Interest rate	—	2,671	—	2,671
Foreign currency exchange rate	—	2,627	—	2,627
Credit	—	179	—	179
Equity market	—	171	—	171
Total derivative assets	—	5,648	—	5,648
Embedded derivatives within asset host contracts (2)	—	—	36	36
MRBs	—	—	232	232
Separate account assets (3)	11,805	61,417	859	74,081
Total assets (4)	$24,033	$187,807	$21,214	$233,054
Liabilities
Derivative liabilities: (1)
Interest rate	$4	$1,619	$—	$1,623
Foreign currency exchange rate	—	1,108	—	1,108
Credit	—	8	—	8
Equity market	1	350	—	351
Total derivative liabilities	5	3,085	—	3,090
Embedded derivatives within liability host contracts (2)	—	—	(190)	(190)
MRBs	—	—	2,354	2,354
Separate account liabilities (3)	—	5	—	5
Total liabilities	$5	$3,090	$2,164	$5,259

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
(4)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $38 million and $46 million at September 30, 2025 and December 31, 2024, respectively.
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

					September 30, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	47	-	126	96	49	-	126	94	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	101	93	13	-	100	94	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	33	-	197	96	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	82	-	160	99	44	-	113	98	Increase (5)
MRBs
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(6)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.68%	0.22%	(6)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.35%	-	100%	1.14%	(6)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	13.37%	0.80%	-	20.10%	12.86%	Decrease (7)
				Durations 11 - 20	3.30%	-	10.55%	8.17%	3.10%	-	10.10%	6.05%	Decrease (7)
				Durations 21 - 116	1.20%	-	10.55%	7.48%	1%	-	10.10%	8.20%	Decrease (7)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	16.25%	0.79%	Increase (8)
			•	Withdrawal rates	0%	-	7.75%	4.92%	0%	-	7.75%	4.77%	(9)
			•	Long-term equity volatilities	16.87%	-	22.49%	18.96%	16.63%	-	22.27%	18.77%	Increase (10)
			•	Nonperformance risk spread	0.32%	-	0.64%	0.58%	0.33%	-	0.66%	0.64%	Decrease (11)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended September 30, 2025
Balance, beginning of period	$15,763	$2,259	$—	$15	$3
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(37)	1	—	—	—
Total realized/unrealized gains (losses) included in AOCI	85	19	—	—	—
Purchases (3)	678	914	—	2	13
Sales (3)	(699)	(428)	—	—	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	325	23	—	—	—
Transfers out of Level 3 (4)	(68)	(264)	—	—	—
Balance, end of period	$16,047	$2,524	$—	$17	$15
Three Months Ended September 30, 2024
Balance, beginning of period	$17,475	$4,113	$—	$11	$3
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	3	—	(8)	—
Total realized/unrealized gains (losses) included in AOCI	609	73	—	7	—
Purchases (3)	1,227	456	—	1	—
Sales (3)	(886)	(476)	—	—	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	94	25	—	—	—
Transfers out of Level 3 (4)	(942)	(700)	—	—	(1)
Balance, end of period	$17,566	$3,494	$—	$11	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(37)	$2	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(8)	$11	$—	$(8)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$90	$17	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$601	$56	$—	$8	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2025
Balance, beginning of period	$1,439	$—	$385	$888
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	48	—	(159)	4
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (3)	4	—	—	35
Sales (3)	(7)	—	—	(48)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	3
Transfers out of Level 3 (4)	—	—	—	(23)
Balance, end of period	$1,484	$—	$226	$859
Three Months Ended September 30, 2024
Balance, beginning of period	$1,434	$(75)	$405	$969
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	28	2	(379)	(4)
Total realized/unrealized gains (losses) included in AOCI	—	5	—	—
Purchases (3)	—	—	—	15
Sales (3)	(6)	—	—	(89)
Issuances (3)	—	—	—	—
Settlements (3)	—	72	(3)	—
Transfers into Level 3 (4)	53	—	—	1
Transfers out of Level 3 (4)	—	—	—	(18)
Balance, end of period	$1,509	$4	$23	$874
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$65	$—	$(159)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$28	$(3)	$(379)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$15,091	$5,590	$7	$12	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(73)	11	1	1	—
Total realized/unrealized gains (losses) included in AOCI	828	36	(1)	4	(1)
Purchases (3)	1,614	1,319	—	2	16
Sales (3)	(1,349)	(922)	(7)	(1)	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	220	29	—	—	—
Transfers out of Level 3 (4)	(284)	(3,539)	—	(1)	—
Balance, end of period	$16,047	$2,524	$—	$17	$15
Nine Months Ended September 30, 2024
Balance, beginning of period	$17,115	$3,196	$—	$14	$15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(59)	16	—	(6)	—
Total realized/unrealized gains (losses) included in AOCI	312	126	—	3	—
Purchases (3)	2,612	841	—	—	—
Sales (3)	(1,641)	(685)	—	—	(15)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	55	116	—	—	—
Transfers out of Level 3 (4)	(828)	(116)	—	—	—
Balance, end of period	$17,566	$3,494	$—	$11	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(62)	$13	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(25)	$19	$—	$(6)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$796	$30	$—	$3	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$300	$100	$—	$3	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$1,371	$3	$457	$859
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	122	(3)	(387)	(11)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (3)	25	—	—	62
Sales (3)	(56)	—	—	(45)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	156	—
Transfers into Level 3 (4)	22	—	—	4
Transfers out of Level 3 (4)	—	—	—	(10)
Balance, end of period	$1,484	$—	$226	$859
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,317	$(160)	$52	$968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	136	1	(24)	(23)
Total realized/unrealized gains (losses) included in AOCI	—	(29)	—	—
Purchases (3)	16	—	—	12
Sales (3)	(13)	—	—	(78)
Issuances (3)	—	—	—	—
Settlements (3)	—	200	(5)	—
Transfers into Level 3 (4)	53	—	—	2
Transfers out of Level 3 (4)	—	(8)	—	(7)
Balance, end of period	$1,509	$4	$23	$874
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$110	$—	$(386)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$142	$(3)	$(24)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—
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

	September 30, 2025	December 31, 2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,025	$499

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(37)	$(64)	$(351)	$(146)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 9.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. The following tables exclude cash and cash equivalents, which are primarily classified as Level 1, and accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities (i.e., time deposits), which are primarily classified as Level 2. The Company believes that due to the short-term nature of these excluded financial instruments, the estimated fair value approximates carrying value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$56,842	$—	$—	$55,312	$55,312
Policy loans	$5,615	$—	$—	$5,916	$5,916
Other invested assets	$1,870	$—	$1,864	$—	$1,864
Premiums, reinsurance and other receivables	$12,884	$—	$221	$12,771	$12,992
Liabilities
PABs	$87,405	$—	$—	$86,676	$86,676
Long-term debt	$1,293	$—	$1,455	$—	$1,455
Other liabilities	$11,323	$—	$785	$10,502	$11,287
Separate account liabilities	$22,202	$—	$22,202	$—	$22,202

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,025	$—	$—	$56,824	$56,824
Policy loans	$5,601	$—	$—	$5,863	$5,863
Other invested assets	$2,117	$—	$1,734	$409	$2,143
Premiums, reinsurance and other receivables	$13,390	$—	$345	$13,212	$13,557
Liabilities
PABs	$86,061	$—	$—	$83,986	$83,986
Long-term debt	$1,552	$—	$1,632	$—	$1,632
Other liabilities	$11,160	$—	$259	$10,862	$11,121
Separate account liabilities	$25,873	$—	$25,873	$—	$25,873

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Long-term Debt
Other Notes
In September 2025, Missouri Reinsurance, Inc., a wholly-owned subsidiary of the Company, fully redeemed in cash three promissory notes issued to MetLife, Inc. under a term loan agreement. The redeemed notes included:
•$80 million 5.34% fixed rate, originally maturing in March 2028;
•$80 million 5.68% fixed rate, originally maturing in March 2033; and
•$50 million 6.05% fixed rate, originally maturing in March 2038.
13. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(5,752)	$(153)	$134	$(28)	$(134)	$(131)	$(6,064)
OCI before reclassifications	1,054	115	(249)	(10)	66	—	976
Deferred income tax benefit (expense)	(313)	(24)	261	2	(13)	—	(87)
AOCI before reclassifications, net of income tax	(5,011)	(62)	146	(36)	(81)	(131)	(5,175)
Amounts reclassified from AOCI	95	108	—	—	—	2	205
Deferred income tax benefit (expense)	(20)	(23)	—	—	—	—	(43)
Amounts reclassified from AOCI, net of income tax	75	85	—	—	—	2	162
Balance, end of period	$(4,936)	$23	$146	$(36)	$(81)	$(129)	$(5,013)

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(8,711)	$822	$1,793	$(23)	$(129)	$(160)	$(6,408)
OCI before reclassifications	5,859	47	(3,681)	62	9	—	2,296
Deferred income tax benefit (expense)	(1,222)	(10)	765	(13)	(1)	—	(481)
AOCI before reclassifications, net of income tax	(4,074)	859	(1,123)	26	(121)	(160)	(4,593)
Amounts reclassified from AOCI	144	(514)	—	—	—	3	(367)
Deferred income tax benefit (expense)	(22)	108	—	—	—	(1)	85
Amounts reclassified from AOCI, net of income tax	122	(406)	—	—	—	2	(282)
Balance, end of period	$(3,952)	$453	$(1,123)	$26	$(121)	$(158)	$(4,875)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)

	Nine Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(8,651)	$959	$1,972	$(30)	$(111)	$(133)	$(5,994)
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	4,387	162	(1,044)	(7)	36	(1)	3,533
Deferred income tax benefit (expense)	(1,002)	(34)	362	1	(6)	—	(679)
AOCI before reclassifications, net of income tax	(5,196)	1,087	146	(36)	(81)	(134)	(4,214)
Amounts reclassified from AOCI	329	(1,347)	—	—	—	6	(1,012)
Deferred income tax benefit (expense)	(69)	283	—	—	—	(1)	213
Amounts reclassified from AOCI, net of income tax	260	(1,064)	—	—	—	5	(799)
Balance, end of period	$(4,936)	$23	$146	$(36)	$(81)	$(129)	$(5,013)

	Nine Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(6,495)	$705	$(807)	$33	$(143)	$(165)	$(6,872)
OCI before reclassifications	2,645	39	(372)	(9)	28	—	2,331
Deferred income tax benefit (expense)	(462)	(8)	56	2	(6)	—	(418)
AOCI before reclassifications, net of income tax	(4,312)	736	(1,123)	26	(121)	(165)	(4,959)
Amounts reclassified from AOCI	456	(358)	—	—	—	9	107
Deferred income tax benefit (expense)	(96)	75	—	—	—	(2)	(23)
Amounts reclassified from AOCI, net of income tax	360	(283)	—	—	—	7	84
Balance, end of period	$(3,952)	$453	$(1,123)	$26	$(121)	$(158)	$(4,875)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(90)	$(135)	$(317)	$(423)	Net investment gains (losses)
Unrealized investment gains (losses)	(1)	—	(2)	—	Net investment income
Unrealized investment gains (losses)	(4)	(9)	(10)	(33)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(95)	(144)	(329)	(456)
Income tax (expense) benefit	20	22	69	96
Unrealized investment gains (losses), net of income tax	(75)	(122)	(260)	(360)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	4	4	30	18	Net investment income
Interest rate derivatives	(26)	1	(17)	3	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	3	3	Net investment income
Foreign currency exchange rate derivatives	(87)	508	1,331	333	Net investment gains (losses)
Credit derivatives	—	—	—	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(108)	514	1,347	358
Income tax (expense) benefit	23	(108)	(283)	(75)
Gains (losses) on cash flow hedges, net of income tax	(85)	406	1,064	283
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(2)	(3)	(7)	(10)
Amortization of prior service (costs) credit	—	—	1	1
Amortization of defined benefit plan items, before income tax	(2)	(3)	(6)	(9)
Income tax (expense) benefit	—	1	1	2
Amortization of defined benefit plan items, net of income tax	(2)	(2)	(5)	(7)
Total reclassifications, net of income tax	$(162)	$282	$799	$(84)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Prepaid legal plans	$109	$112	$329	$349
Administrative services-only contracts	71	68	216	200
Recordkeeping and administrative services (1)	35	37	104	111
Other revenue from service contracts from customers	17	10	43	33
Total revenues from service contracts from customers	232	227	692	693
Other (2)	195	218	591	654
Total other revenues	$427	$445	$1,283	$1,347
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 17.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Amortization of DAC and VOBA	$66	$69	$200	$207
Interest expense on debt	27	30	83	92
General and administrative expenses (1)	628	650	1,906	1,998
Commissions and other variable expenses	510	606	1,440	1,589
Capitalization of DAC	(31)	(34)	(79)	(86)
Premium taxes, other taxes, and licenses & fees	97	113	276	318
Pension, postretirement and postemployment benefit costs	63	56	187	166
Total other expenses	$1,360	$1,490	$4,013	$4,284
__________________
(1)Includes ($42) million and ($110) million for the three months and nine months ended September 30, 2025, respectively, and ($46) million and ($111) million for the three months and nine months ended September 30, 2024, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 17 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Income Tax
For the three months and nine months ended September 30, 2025, the effective tax rate on income (loss) before provision for income tax was 14% and 13%, respectively. The Company’s effective tax rate for the three months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments. The Company’s effective tax rate for the nine months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments; and (iii) the corporate tax deduction for stock compensation.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2024 Annual Report, Metropolitan Life Insurance Company received approximately 2,936 asbestos-related claims in 2024. For the nine months ended September 30, 2025 and 2024, Metropolitan Life Insurance Company received approximately 2,013 and 2,251 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update to its recorded liability at December 31, 2024. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2025.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $4.3 billion and $4.0 billion at September 30, 2025 and December 31, 2024, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $487 million, with a cumulative maximum of $586 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $2 million at both September 30, 2025 and December 31, 2024, for indemnities and guarantees.
17. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $736 million and $2.3 billion for the three months and nine months ended September 30, 2025, respectively, and $744 million and $2.2 billion for the three months and nine months ended September 30, 2024, respectively. Total revenues received from affiliates related to these agreements were $18 million and $55 million for the three months and nine months ended September 30, 2025, respectively, and $12 million and $33 million for the three months and nine months ended September 30, 2024, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $12 million and $88 million at September 30, 2025 and December 31, 2024, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$5	$4
Reinsurance ceded	(103)	(95)	(321)	(300)
Net premiums	$(101)	$(93)	$(316)	$(296)
Universal life and investment-type product policy fees
Reinsurance assumed	$8	$6	$23	$14
Reinsurance ceded	—	(1)	(1)	(2)
Net universal life and investment-type product policy fees	$8	$5	$22	$12
Other revenues
Reinsurance assumed	$28	$43	$83	$106
Reinsurance ceded	112	112	338	344
Net other revenues	$140	$155	$421	$450
Policyholder benefits and claims
Reinsurance assumed	$10	$8	$28	$31
Reinsurance ceded	(82)	(85)	(257)	(253)
Net policyholder benefits and claims	$(72)	$(77)	$(229)	$(222)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$6	$(9)	$3	$(9)
Reinsurance ceded	6	5	6	5
Net policyholder liability remeasurement (gains) losses	$12	$(4)	$9	$(4)
Interest credited to PABs
Reinsurance assumed	$89	$89	$259	$268
Reinsurance ceded	(2)	(3)	(7)	(8)
Net interest credited to PABs	$87	$86	$252	$260
Other expenses
Reinsurance assumed	$11	$12	$34	$35
Reinsurance ceded	69	154	99	264
Net other expenses	$80	$166	$133	$299

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2025		December 31, 2024
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$157	$10,961	$163	$11,048
DAC and VOBA	126	(151)	140	(156)
Total assets	$283	$10,810	$303	$10,892
Liabilities
FPBs	$1,983	$—	$2,028	$—
PABs	8,640	—	8,845	—
Other policy-related balances	65	(53)	66	(47)
Other liabilities	856	9,623	856	9,748
Total liabilities	$11,544	$9,570	$11,795	$9,701
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this reinsurance agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this agreement are included within other liabilities and were ($36) million and ($46) million at September 30, 2025 and December 31, 2024, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($6) million and ($10) million for the three months and nine months ended September 30, 2025, respectively, and ($15) million and ($8) million for the three months and nine months ended September 30, 2024, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($236) million and ($415) million at September 30, 2025 and December 31, 2024, respectively. Net derivative gains (losses) associated with the embedded derivative were ($77) million and ($179) million for the three months and nine months ended September 30, 2025, respectively, and ($235) million and ($99) million for the three months and nine months ended September 30, 2024, respectively.

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
Business
Current Market Conditions
In the United States (“U.S.”), citing growing concerns over the labor market, the Federal Open Market Committee recently cut interest rates. Future policy adjustments could be affected by the U.S. government shutdown.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2024 Annual Report, as amended or supplemented.
State Insurance Regulation
In 2023, the National Association of Insurance Commissioners (“NAIC”) adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and risk-based capital (“RBC”) ratios. In August 2025, the NAIC extended its interim statutory accounting guidance to be effective until December 31, 2026, which permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR for an amount up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. These interim changes did not have an impact on our RBC. The NAIC is developing a long-term solution for the accounting treatment of negative IMR.
In August 2025, the NAIC adopted a principle-based reserving (“PBR”) framework for non-variable annuities, located in Section VM-22 of the NAIC Valuation Manual (“VM”), similar to Section VM-20 for life insurance business and Section VM-21 for variable annuities. The framework for non-variable annuities applies to new issues for valuation dates on or after January 1, 2026, and companies have a three-year optional implementation period before Section VM-22 PBR requirements become mandatory to all applicable blocks of business. The ultimate financial impact from PBR on MLIC is uncertain.

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
Pending Reinsurance Transaction
On April 30, 2025, the Company entered into a definitive agreement with Talcott Resolution Life Insurance Company, a life insurance and annuities subsidiary of Talcott Financial Group, to reinsure approximately $10.0 billion of variable annuity and rider reserves, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into a reinsurance agreement on both a modified coinsurance and a funds withheld basis. The transaction is expected to close by the end of 2025 and is subject to regulatory approvals and other customary closing conditions.
Key Financial Highlights
•Net income attributable to MLIC of $1.1 billion for the nine months ended September 30, 2025, compared to $1.9 billion for the nine months ended September 30, 2024.
•Adjusted earnings of $2.5 billion for both the nine months ended September 30, 2025 and September 30, 2024.
Consolidated Results

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Revenues
Premiums	$19,564	$19,793
Universal life and investment-type product policy fees	1,151	1,109
Net investment income	8,613	8,680
Other revenues	1,283	1,347
Net investment gains (losses)	(823)	(423)
Net derivative gains (losses)	(1,033)	(378)
Total revenues	28,755	30,128
Expenses
Policyholder benefits and claims and policyholder dividends	20,830	21,091
Policyholder liability remeasurement (gains) losses	8	(148)
Market risk benefit remeasurement (gains) losses	(127)	(234)
Interest credited to policyholder account balances	2,826	2,863
Amortization of deferred policy acquisition costs and value of business acquired	200	207
Interest expense on debt	85	92
Other expenses, net of capitalization of deferred policy acquisition costs	3,728	3,985
Total expenses	27,550	27,856
Income (loss) before provision for income tax	1,205	2,272
Provision for income tax expense (benefit)	159	395
Net income (loss)	1,046	1,877
Less: Net income (loss) attributable to noncontrolling interests	(9)	(7)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,055	$1,884

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Net income (loss) attributable to MLIC - Decreased $829 million primarily due to the following:
Net Investment Gains (Losses) - Unfavorable change of $400 million ($316 million, net of income tax):
•Higher increase to the allowance for credit loss on mortgage loans
•Lower gains on sales of real estate investments
•Higher losses on foreign currency transactions
Net Derivative Gains (Losses) - Unfavorable change of $655 million ($517 million, net of income tax)(1):
•Changes in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on reinsurance agreements
•The U.S. dollar weakened more significantly against major currencies in the current period compared to the prior period - unfavorable impact to the estimated fair value of receive-U.S. dollar currency swaps and buy-U.S. dollar currency forwards
Market Risk Benefit Remeasurement (Gains) Losses(2) - Unfavorable change of $107 million ($85 million, net of income tax):
•Key U.S. equity indexes increased less significantly in the current period compared to the prior period
Actuarial Assumption Review - Unfavorable change of $80 million ($64 million, net of income tax):

	Nine Months Ended September 30,		Variance
Assumptions	2025	2024
	(In millions, net of income tax)
Economic	$(34)	$(26)	$(8)
Mortality	13	105	(92)
Morbidity	(90)	—	(90)
Policyholder behavior	15	(44)	59
Operational	116	49	67
Total	$20	$84	$(64)
•The actuarial assumption reviews resulted in gains of $20 million and $84 million for the nine months ended September 30, 2025 and 2024, respectively:
◦Of the $20 million gain, gains of $12 million and $1 million were recognized in market risk benefit remeasurement (gains) losses, and in net derivative gains (losses), respectively, both of which are discussed above, and a gain of $7 million was recognized in adjusted earnings, which is discussed below
◦Of the $84 million gain, losses of $14 million and $1 million were recognized in market risk benefit remeasurement (gains) losses, and in net derivative gains (losses), respectively, both of which are discussed above, and a gain of $99 million was recognized in adjusted earnings, which is discussed below
◦The $64 million decrease was primarily driven by (i) less favorable mortality experience in the RIS segment and (ii) updates made in the current period to morbidity assumptions in the MetLife Holdings segment associated with an increase in incidence rates for our long-term care business, largely offset by (i) updates to operational assumptions in the MetLife Holdings segment related to future premium rate increases for the long-term care business, and (ii) updates to policyholder behavior assumptions in the deferred annuities business in the MetLife Holdings segment related to lapse experience
Adjusted Earnings(3) - Favorable change of $54 million. See “— Consolidated Results — Adjusted Earnings.”

Taxes - Favorable change in effective tax rate - 13% in the current period compared to 17% in the prior period:
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
(3)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net income (loss)	$1,046	$1,877
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(823)	(423)
Net derivative gains (losses)	(1,033)	(378)
Premiums	—	—
Universal life and investment-type product policy fees	—	—
Net investment income	(224)	(263)
Other revenues	75	86
Expenses:
Policyholder benefits and claims and policyholder dividends	44	43
Policyholder liability remeasurement (gains) losses	—	—
Market risk benefit remeasurement (gains) losses	127	234
Interest credited to policyholder account balances	(58)	(64)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—
Amortization of DAC and value of business acquired	—	—
Interest expense on debt	—	—
Other expenses	(11)	(9)
Provision for income tax (expense) benefit	420	176
Adjusted earnings	$2,529	$2,475

Premiums, fees and other revenues	$21,998	$22,249
Less: adjustments to premiums, fees and other revenues	75	86
Adjusted premiums, fees and other revenues	$21,923	$22,163

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the nine months ended September 30, 2025 decreased $240 million, or 1%, compared to the prior period. The decrease was primarily due to lower premiums in the pension risk transfer business in the RIS segment, as well as a decline in the MetLife Holdings segment from business run-off. These declines were partially offset by an increase in the Group Benefits segment due to growth in core products, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience. The change in RIS premiums was substantially offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $54 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $123 million:
•Recurring investment income decreased - lower income on derivatives and lower yields on fixed income securities and mortgage loans, partially offset by higher income on real estate investments; positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment, substantially offset by lower average invested assets in the MetLife Holdings segment due to business run-off
Partially offset by:
•Variable investment income increased - higher returns on real estate funds and mortgage loan funds, partially offset by lower returns on corporate debt funds
Volume Growth - Increased adjusted earnings by $28 million:
•Higher average invested assets in Corporate & Other
•Growth in core products in the Group Benefits segment
Partially offset by:
•Business run-off in the MetLife Holdings segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $22 million:
•Favorable change from refinements to certain insurance and other liabilities in both periods - includes the favorable change from adjustments to certain deposit reinsurance assets in Corporate & Other and an unfavorable refinement in the prior period on certain life policies in the Group Benefits segment
•Lower dividend expense due to scale update in the MetLife Holdings segment
Largely offset by:
•Unfavorable morbidity - higher incidence coupled with favorable reserve adjustments in the prior period in our disability business, both in the Group Benefits segment, as well as unfavorable experience in the long-term care business in the MetLife Holdings segment
•Unfavorable mortality - less favorable experience in our annuity and risk solution businesses in the RIS segment
Actuarial Assumption Review - Decreased adjusted earnings by $92 million:
•2025 actuarial assumption review impacting the Group Benefits, RIS and MetLife Holdings segments - favorable impact of $7 million
•2024 actuarial assumption review impacting the Group Benefits, RIS and MetLife Holdings segments - favorable impact of $99 million
Expenses - Increased adjusted earnings by $220 million:
•Lower expenses in the MetLife Holdings segment due to a change in the allocation of legal entity expenses
•Lower corporate-related expenses and interest on certain tax positions in Corporate & Other

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
•Total adjusted stockholder’s equity: total stockholder’s equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of accumulated other comprehensive income (loss) and the estimated fair value of certain ceded reinsurance-related embedded derivatives, all net of income tax.
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Securities trading plans
During the three months ended September 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Farmer Mac	Federal Agricultural Mortgage Corporation
ABO	Accumulated Benefit Obligations	FASB	Financial Accounting Standards Board
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FCTA	Foreign Currency Translation Adjustments
ACL	Allowance For Credit Loss	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Additional Insurance Liabilities	Universal and variable universal life secondary and paid-up guarantees	Federal Reserve Board	Board of Governors of the Federal Reserve System
AFS	Available-For-Sale	FHLBNY	Federal Home Loan Bank of New York
AI	Artificial Intelligence	FINRA	Financial Industry Regulatory Authority
ALM	Asset/Liability Management	FIO	Federal Insurance Office
Alt-A	Alternative Residential Mortgage Loans	Fitch	Fitch Ratings Inc.
AOCI	Accumulated Other Comprehensive Income (Loss)	FPB	Future Policy Benefits
ASO	Administrative Services-Only	FSOC	Financial Stability Oversight Council
ASU	Accounting Standards Update	FVO	Fair Value Option
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GAAP	Accounting principles generally accepted in the United States of America
CCPA	California Consumer Privacy Act	GCC	Group Capital Calculation
CEO	Chief Executive Officer	GHG	Greenhouse Gas
CFO	Chief Financial Officer	GICs	Guaranteed Interest Contracts
CFPB	Consumer Financial Protection Bureau	Global Atlantic	Global Atlantic Financial Group
CFTC	Commodity Futures Trading Commission	GMABs	Guaranteed Minimum Accumulation Benefits
CISO	Chief Information Security Officer	GMCR	Guaranteed Minimum Crediting Rates
CLOs	Collateralized Loan Obligations	GMDBs	Guaranteed Minimum Death Benefits
CMBS	Commercial Mortgage-Backed Securities	GMIBs	Guaranteed Minimum Income Benefits
CODM	Chief Operating Decision Maker	GMWBs	Guaranteed Minimum Withdrawal Benefits
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	GMXBs	Guaranteed Minimum Benefits
Credit Facility	Unsecured revolving credit facility	IBNP	Incurred But Not Paid
CRO	Chief Risk Officer	IBNR	Incurred But Not Reported
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	IMR	Interest Maintenance Reserve
DAC	Deferred Policy Acquisition Costs	IRS	Internal Revenue Service
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	LDTI	Long-Duration Targeted Improvements
DOL	U.S. Department of Labor	LDTI Transition Date	January 1, 2021
DPL	Deferred Profit Liability	LTV	Loan-To-Value
DSCR	Debt Service Coverage Ratios	MetLife Funding	MetLife Funding, Inc.
ERC	Enterprise Risk Committee	MLIC	Metropolitan Life Insurance Company
ERISA	Employee Retirement Income Security Act of 1974	Moody’s	Moody’s Investors Service, Inc.
ERM	Enterprise Risk Management	MoRe	Missouri Reinsurance, Inc.
ESG	Environmental, Social and Governance	MRB	Market Risk Benefit
Exchange Act	Securities Exchange Act Of 1934	MRC	MetLife Reinsurance Company of Charleston

MTL	Metropolitan Tower Life Insurance Company	RIS	Retirement and Income Solutions
NAIC	National Association of Insurance Commissioners	RMBS	Residential Mortgage-Backed Securities
NAV	Net Asset Value	ROU	Right-of-Use
NGEs	Non-Guaranteed Elements	S&P	Standard & Poor’s Global Ratings
Non-Bank SIFI	Non-Bank Systemically Important Financial Institution	SCL	Special Considerations Letter
NPR	Net Premium Ratio	SEC	U.S. Securities and Exchange Commission
NQM	Non-Qualified Residential Mortgage	SSG	Structured Securities Group
NRSRO	Nationally Recognized Statistical Rating Organizations	Statutory Codification	Codification of Statutory Accounting Principles
NYDFS	New York State Department of Financial Services	Structured Products	RMBS, ABS & CLO and CMBS
OCI	Other Comprehensive Income (Loss)	Superintendent	New York Superintendent of Financial Services
OLPI	Other Limited Partnership Interests	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
OTC	Over-the-Counter	TRRs	Total Rate of Return Swaps
OTC-bilateral	Bilateral contracts between two counterparties	U.S.	United States
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PABs	Policyholder Account Balances	UREV	Unearned Revenue
PBO	Projected Benefit Obligation	VIEs	Variable Interest Entities
PCAOB	Public Company Accounting Oversight Board	VM	Valuation Manual
PTE	Prohibited Transaction Exemption	VOBA	Value of Business Acquired
RBC	Risk-Based Capital	VOCRA	Value of Customer Relationships Acquired
REJV	Real Estate Joint Ventures	VODA	Value of Distribution Agreements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Adrienne O’Neill
Name: Adrienne O’Neill Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)

Date: November 12, 2025