Form 10-K
period 2025-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2026-03-11
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 10, 2026, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
(10) unsuccessful efforts to meet all sustainability standards or to enhance our sustainability;
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
The Company is a provider of insurance, annuities and employee benefits. We are also one of the largest institutional investors in the United States (“U.S.”) with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures (“REJVs”) and other limited partnerships.
We believe that our trusted brand, resilient business, and position as a leader in attractive markets are the powers of our business. Over the next four years MetLife will continue to execute on its New Frontier strategy, which was designed to accelerate growth across its global platform while delivering attractive returns and all-weather performance. New Frontier builds upon the success of MetLife’s Next Horizon strategy, which it implemented in 2019, with an aim to focus, simplify and differentiate MetLife.
In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, Retirement and Income Solutions (“RIS”), and MetLife Holdings) to a single reportable segment to align with MetLife’s strategic initiatives, and the manner in which the chief operating decision maker (“CODM”) evaluates the performance of the business and allocates resources. This change was applied retrospectively for all years presented. Accordingly, certain products have been reclassified within the product rollforwards for the year ended December 31, 2025. The foregoing changes did not impact prior period consolidated net income (loss). See Notes 1 and 2 of the Notes to the Consolidated Financial Statements for further information.
Regulation
Overview
U.S. state regulators primarily regulate MLIC, with additional federal regulation of some of our products and services. New York’s insurance holding company laws apply to MetLife, Inc. and its U.S. insurance subsidiaries licensed in New York, including Metropolitan Life Insurance Company. Furthermore, consumer protection laws, big data, artificial intelligence (“AI”), cybersecurity, privacy and data protection, anti-money laundering, securities, commodities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of our operations, products and services.
Set forth below is a summary of the material regulatory frameworks applicable to us.
U.S. Federal Initiatives
U.S. federal initiatives can affect our business in a variety of ways, including regulation of financial services, securities, derivatives, pensions, health care, money laundering, foreign sanctions and corrupt practices, and taxation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the federal role in regulating businesses such as ours, including, but not limited to, with respect to our investment activities. The Financial Stability Oversight Council (“FSOC”) may designate certain financial companies that pose a threat to U.S. financial stability as non-bank systemically important financial institutions (“non-bank SIFIs”) subject to supervision by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York.

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
U.S. Insurance Holding Company Regulation
We are subject to U.S. state insurance holding company laws and regulations that are generally based on the National Association of Insurance Commissioners’ (“NAIC”) Insurance Holding Company System Regulatory Act and Regulation. These vary by jurisdiction, but generally require a controlled insurance company (an insurer that is a subsidiary of an insurance holding company) to register and file reports with state regulatory authorities about its capital structure, ownership, financial condition, intercompany transactions, and general business operations. Furthermore, state holding company laws require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. New York has implemented these requirements. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups. All states have adopted laws and regulations enhancing group-wide supervision.
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
We must file reports, generally including detailed annual financial statements, with insurance regulators in each jurisdiction where we do business. Such authorities will periodically examine our books, records, accounts, and business practices. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. See Note 19 of the Notes to the Consolidated Financial Statements regarding any reportable contingencies related to findings resulting from our state insurance department examinations.
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

Restrictions on Dividends and Certain Transactions
New York restricts the dividends or other distributions an insurance company subsidiary may pay to its parent company and limits transactions between an insurer and its affiliates. Dividends exceeding prescribed limits and certain transactions above a specified size between an insurer and its affiliates require NYDFS approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 15 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
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
•Bond Project. The NAIC adopted a new, principles-based definition of a bond that became effective in certain statutory accounting guidance as of January 1, 2025. This resulted in new reporting and disclosure requirements, and led to categorical changes associated with these investments in the regulatory reports. These changes did not have a material impact on RBC.
•RBC Task Force. In early 2025, the NAIC created a new Risk-Based Capital Model Governance (EX) Task Force (the “RBC Task Force”), charged with oversight and governance of the RBC framework and which, in December 2025, adopted guiding principles that address the purpose and use of, and standards for maintaining and updating, RBC. In 2026, the RBC Task Force is also undertaking to identify gaps in the RBC framework that could pose a risk to regulators’ assessment of solvency and developing a governance process for adjustments to RBC.
•Interest Maintenance Reserve. In 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC’s interim statutory accounting guidance, which is effective until December 31, 2026, permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR for an amount up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. These interim changes did not have an impact on our RBC. The NAIC is developing a long-term solution for the accounting treatment of negative IMR.
•Group Capital Calculation. The NAIC’s group capital calculation (“GCC”) tool uses an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The annual GCC filing requirement is now mandated by the majority of states, including New York. We cannot predict what impact this regulatory tool may have on our business.
Investments
State insurance laws and regulations limit how much we can invest in certain asset categories, such as below investment grade fixed income securities, real estate and REJVs, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.

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
Reserves and Asset Adequacy Analysis
The NAIC’s valuation manual (“VM”) contains a principle-based approach to the calculation of life insurance reserves. Principle-based reserving (“PBR”), which is designed to better address reserving for life insurance and annuity products, has been adopted by all states.
In August 2025, the NAIC adopted a PBR framework for non-variable annuities, similar to Section VM-20 for life insurance businesses and Section and VM-21 for variable annuities, located in Section VM-22 of the NAIC Valuation Manual (“VM-22”). The framework for non-variable annuities applies to new issues for valuation dates on or after January 1, 2026 and companies have a three-year optional implementation period before the VM-22 PBR requirements become mandatory to all applicable blocks of business. The ultimate financial impact from PBR on MetLife is uncertain, but could result in less predictable reserve and capital levels for these products.
We use capital markets solutions through captives to fund a portion of our statutory reserve requirements for several products, such as level premium term life products and our closed block, which are subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX). NAIC Actuarial Guideline 48 (“AG 48”) enhances the statutory financial statement disclosure of an insurer's use of captives and narrows permissible assets backing statutory reserves. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement.
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

Cybersecurity, Privacy and Data Protection, and Innovation and Technology Regulation
We are subject to a variety of laws and regulations at the local, state and federal levels regarding the handling of personal information, including health-related and customer information and data of MetLife employees (our “Associates”). Various U.S. laws require companies such as ours to inform individuals of their privacy rights. Our personal information processing practices further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly across jurisdictions. Furthermore, we must comply with laws and regulations governing the security and integrity of our information systems, many of which require comprehensive information security programs, and mandatory notifications to affected individuals and regulators in the event of security breaches and other cybersecurity incidents. Increasing cybersecurity risks and threats from various actors have heightened regulatory focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.
Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology. Entities under the NYDFS’s jurisdiction, including us, must conduct risk assessments of their information systems and maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of such systems and data. The Regulation mandates, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a Chief Information Security Officer (“CISO”); (v) oversight of third-party service providers; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. Covered entities are also required to submit annual compliance notifications. Covered entities that fail to comply with the Regulation may be subject to NYDFS enforcement actions, the result of which could lead to civil penalties, and other legal and reputational costs.
In 2023, the NYDFS adopted amendments to the Regulation, including: (a) implementing additional governance and oversight measures; (b) expanding the types of cybersecurity events that require timely notification to the NYDFS; (c) mandating notifications to the NYDFS within 24 hours of a cyber-ransom payment; and (d) requiring enhancements to written policies and procedures related to remote access, vulnerability management, data retention and access privileges. The new requirements became effective in 2024 and 2025. We cannot predict what effect the amended Regulation will have on our business or compliance costs.
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
Privacy and Data Protection
In the U.S., we are subject to state laws imposing obligations on the processing and sharing of personal information and providing consumers specific rights over such information. For instance, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In 2020, the CCPA was amended by the California Privacy Rights Act, imposing additional rights and obligations. Similarly, the California Invasion of Privacy Act prohibits the sharing of certain personal information without a user’s consent. While a significant portion of our business is exempted from the CCPA, the Health Insurance Portability and Accountability Act and other state insurance laws to which we are subject grant similar rights to insureds.
Additional states have either proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, several of these state laws include broad entity-wide exemptions for financial institutions. The NAIC is also developing amendments to update the Privacy of Consumer Financial and Health Information Regulation (Model 672). The proposed amendments to the model law, if accepted and adopted by state legislatures, would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers.

Innovation and Technology
We expect big data and AI technologies to remain important issues for the NAIC and state and federal regulators. We cannot predict what, if any, changes to laws or regulations may be enacted with regard to big data or AI technologies. For example, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices with respect to such technologies. We continue to monitor developments and assess the potential impact to our operations and compliance costs.
Standards of Conduct, ERISA, and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and/or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid prohibited non-exempt transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
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
In 2021, the DOL’s final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with Securities and Exchange Commission (“SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. Shortly thereafter, these changes were challenged in court, and two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. The DOL has signaled that it intends to revisit and re-evaluate the regulation and PTE amendments. Accordingly, it is unclear when, or whether, the regulation and PTE amendments will take effect or in what form.
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
With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, which most states have adopted.
State regulators and legislatures have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers. The North American Securities Administrators Association has adopted revisions to its broker-dealer conduct model rule intended to apply Regulation Best Interest at the state level and prohibiting the use of the terms “advisor” or “adviser” without being registered as an investment adviser. Although Regulation Best Interest does not include a private right of action, some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide and distribute our products and services, and that we might be subject to additional litigation and regulatory investigations regarding our compliance with those rules.

Management of Climate Risk, and Sustainability
Climate risk has come under increased scrutiny by regulators and the NAIC. In New York, the NYDFS expects both New York domestic insurers, such as Metropolitan Life Insurance Company, and foreign authorized insurers licensed in New York, to manage material climate risks by taking actions that are proportionate to the nature, scale and complexity of their businesses. However, the NYDFS issued separate guidance for New York domestic insurers, which contains more detailed expectations, such as (i) ensuring the board of directors understands relevant climate risks; (ii) performing regular reviews of the insurer’s procedures that are designed to manage climate risks; (iii) using scenario analysis to inform the insurer’s business strategies and risk assessment; and (iv) incorporating material climate risks into its financial risk management (e.g., enterprise risk management (“ERM”) and Own Risk and Solvency Assessment). In addition, New York’s regulation governing ERM, which applies to New York domestic and foreign authorized insurers, was amended to require an insurance group’s ERM function to address climate change risk.
The NAIC has adopted a standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
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
In 2024, the principal U.S. federal banking regulatory agencies reproposed for public comment regulations to implement certain international “Basel III” capital standards, which could affect capital charges applicable to banks and their affiliates engaged in derivatives activities. This could increase the costs of our risk mitigation using derivatives, as well as impact the availability of derivatives from our counterparties. For example, we may be forced to liquidate certain assets to meet collateral posting requirements, which could adversely affect income earned from investment activities.

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
Securities, Broker-Dealer and Investment Adviser Regulation
Federal and state securities laws and regulations apply to insurance products that meet the definition of a “security,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act of 1933, as amended or exempt from registration (“Variable Products”). Variable Products exempt from registration may still be subject to provisions of the federal securities laws.
Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers.
Some of our activities in offering and selling Variable Products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. We issue certain Variable Products with separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act.
The SEC, CFTC and FINRA periodically propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities.
Federal and state securities regulatory authorities, including FINRA make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
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

Item 1A. Risk Factors
Any or each of the events described below may (or may continue to) adversely affect the global economy or global financial markets, or our reputation, regulatory, customer, or other relationships, results of operations, liquidity or cash flows, statutory capital position, ability to meet our obligations, credit and financial strength ratings, or financial condition. The effects may vary depending on timing, product, market, or region.
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
Higher unemployment, changes to inflation, lower family income, lower corporate earnings, greater government regulation, lower business investment, lower consumer spending, elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations, lapses or surrenders of policies, reduced demand for our products and services, and deferred or canceled payments of insurance premiums may negatively affect our earnings and capitalization.
Interest Rate Risks
Some of our products and investments expose us to interest rate risks, including changes in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.
Interest rate increases may harm our profitability. During periods of rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses and reductions in net income. Reductions in net income may in turn harm our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income upon a sale, an intent to sell, a determination it is more likely than not we will be required to sell, or if the decline in estimated fair value is due to a credit loss. During inflationary periods with rising interest rates, the value of fixed income investments falls, which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

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
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility may result in defaults and a lack of pricing transparency, and can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments. The discount rate used to calculate liabilities for future policy benefits includes a component for market credit spreads that does not necessarily align to our investment spreads. Changes in market credit spreads could result in volatility to liabilities for future policy benefits relative to our asset values.
Equity Market Risks
Downturns, volatility or other negative equity market conditions may harm our savings, and investment products’ revenues and investment returns, where fee income is earned based upon the fair value of our managed assets. Our variable annuity and life insurance business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity and life products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
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

Real Estate Risks
Changes in leasable commercial space supply and demand, lessee behaviors, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and REJVs.
Political, Obligor and Counterparty Risks
Our general account investments could be adversely affected by volatility resulting from economic and political concerns, as well as volatility in specific sectors. Government entities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such governments. A threat facing the U.S. economy is the continued disagreement over the federal debt limit, other budget questions, and potential restrictions on trade with other markets. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic reduction in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
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
Many of our transactions with counterparties, including reinsurers, expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize on the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan, derivative exposure or reinsurance obligations due to us. Furthermore, potential action by governments and regulatory bodies, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them.
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
We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings
Nationally Recognized Statistical Rating Organizations (“NRSROs”) and others may, at any time, downgrade MetLife Inc.’s or our financial strength ratings or credit ratings, lower MetLife, Inc.’s or our ratings outlooks, increase the scope or frequency of their reviews, or increase capital or other requirements to maintain ratings. Such changes could reduce our product sales, reduce cash flows from funding agreements and other capital market products, and force us to change product pricing and increase our financing costs, policy surrenders or withdrawals, collateral requirements, risk of derivative terminations, cost of reinsurance, regulatory scrutiny, or various other factors.
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
Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings
If our ratings decline, market capacity is limited, or on other repricing occasions, our costs to finance statutory life insurance reserves may increase. If regulators disallow certain assets to back statutory reserves, we would not be able to take some or all related statutory reserve credit, which may harm our statutory capitalization.
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
Governments may change regulation of financial services, insurance, reinsurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, AI, privacy and data protection, tort reform, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators and courts may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
We may incur costs to comply with laws and regulations and changes to or interpretations of these laws and regulations may increase our expenses and regulatory capital charges. Our failure to comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
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
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, involving us or our competitors, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or our associates, and business, financial condition, or results of operations, even if we or our competitors ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to matters such as sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, cost of insurance charges, premium rate increases, investments, denial or delay of benefits, pandemic- or other public health-related practices, privacy and data protection, or data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation or an investigation and the amount or range of loss, including with respect to our reputation, because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.

Our Efforts to Enhance the Sustainability of our Businesses May Not Meet Regulators' or Customers' Expectations
Our regulators and customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of sustainability standards and expectations. Our practices and performance are subject to increasing scrutiny with regard to various aspects of sustainability performance from regulators and other stakeholders.
Others may evaluate our practices against sustainability criteria that continue to evolve and may be unclear, inconsistent or based on methodologies that are not readily measurable. These standards and expectations may reflect differing or conflicting priorities. Our decisions and priorities must balance multiple objectives simultaneously, and our practices may not change in the manner or time frame some stakeholders expect. As a result, our efforts to operate in alignment with some or all of these expectations may involve trade-offs. MetLife’s sustainability aspirations and interim targets rely on assumptions and expectations that involve risks and uncertainties. Further, because of the financed emissions included in its investment portfolio, MetLife’s ability to achieve these aspirations depends in part on counterparties meeting their own emissions reduction objectives. Standards, data sources, analytical tools and regulatory requirements related to sustainability practices continue to evolve, and the availability, quality, and comparability of data varies across our operations, supply chain, and investment activities. We also rely on data provided by third parties, which may be incomplete, inaccurate, delayed, or unavailable. As techniques, industry standards, and regulatory expectations continue to develop, our assessments, reporting, and targets may change. We may fail to meet our interim targets, and our policies and processes to evaluate and manage sustainability standards in coordination with other business priorities may not prove completely effective or fully satisfy expectations of some stakeholders. For example, some current and potential customers may decline to do business with us based on our sustainability practices and related policies and actions. We may also face adverse regulatory, media, or public scrutiny leading to business, reputational, or legal challenges.
Investment Risks
We May Face Defaults, Downgrades, Volatility or Other Events That Adversely Affect the Investments We Hold
In case of a major economic downturn, U.S. government default (or threatened default), acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events, our estimated fair value of our fixed income securities and loan portfolios and corresponding earnings may decline, and the default rate of our investment portfolio may increase. These changes could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels if securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our reserve provisions or impairments. Our realized losses or impairments on these securities may harm our net income.
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

We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, tax credit and renewable energy partnerships, private equity, real estate and REJVs and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks' efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit requirements and rating agency capital adequacy measures.
We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities and profitability may decrease.
We May Have to Pledge Collateral or Make Payments in Derivatives and Reinsurance Transactions
We may have to pledge additional collateral and increase payments we make under our derivatives and reinsurance transactions. Regulators, clearinghouses, counterparties, or clearing brokers may restrict or eliminate eligible collateral, increase our collateral requirements, or charge us to pledge such collateral, which would increase our costs, reduce our investment income, and harm our liquidity.
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

We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, commission structure, financial strength, talent, claims-paying ratings, credit ratings, e-business capabilities, name recognition, sustainability-related expectations, technology, AI, adaptation in light of pandemics and other public health issues, changes in regulation and taxes, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies and non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are subject to periodic re-underwriting due to more favorable terms from competitors.
We Face Technological Changes That Present New and Intensified Challenges and May Fail to Foresee or Adapt to These Changes
Our business operations rely on functioning and secure information systems, including those of our vendors and other third parties. Technological changes present us with new or intensified challenges, and if we are unable to foresee or adapt to these changes, our business, results of operations and financial condition may be adversely affected. For example, our assumptions, models and reserves may need to be modified if we are unable to accurately, timely, or completely process, store and retrieve the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available.
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
Technological changes may affect our business model and how we interact with existing or prospective customers, and evolving consumer preferences may require a redesign of our products and investment composition. For example, changes in emerging technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Likewise, the growth and availability of AI technologies, including generative AI, presents significant opportunities but also complex challenges; these include balancing and mitigating potential risks of harm posed by the development or deployment of AI technologies, as well as implementing and maintaining controls reasonably designed to ensure compliance with an increasingly complex AI regulatory landscape, with evolving requirements that may vary across jurisdictions. We may fail to adopt new technologies as effectively or efficiently as others, leading to competitive harm, or we may fail to adjust our investments accordingly or suffer stranded assets. If we are unable to update our business model to match evolving consumer preferences and purchasing behavior, or the evolving technological landscape, our business, results of operations and financial condition may be adversely affected.
New technologies may impact the configuration of our information systems, and how they connect with those of our vendors, service providers and/or partners. Such technological developments may introduce or uncover information security vulnerabilities, which may result in breaches, increased costs associated with maintaining appropriate data privacy, data protection, and cybersecurity measures, enforcement actions against us by regulators or other outcomes that may adversely impact our operations or business. In addition, any such vulnerability that results in a security breach or failure of our information systems, or those of third parties on which we rely, may result in litigation, regulatory action, negative impacts to our business operations, and reputational harm.
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
We May Need to Fund Deficiencies in Our Closed Block, and May Not Re-Allocate Closed Block Assets
The closed block assets established in connection with our demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise available for other uses. The assets of the closed block can never revert to the benefit of MLIC’s non-closed block policyholders or to MetLife, Inc., as sole stockholder of MLIC.
We May Be Required to Impair VODA, VOBA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, significant or sustained equity market declines, significant changes to bond spreads, and certain other economic variables, such as inflation, could cause an impairment of the value of distribution agreements acquired (“VODA”), VOBA or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.
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
Our Policies and Procedures May Be Insufficient to Protect Us From Operational Risks
We may make errors in any of the large number of transactions we process through our complex administrative and information systems. Our controls and procedures to prevent such errors may not be effective. Our controls and procedures to comply with and enforce contractual obligations may not always be effective. Mistakes can subject us to claims from our customers, or regulatory fines.
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
We, our associates, and our vendors, like other commercial entities, continue to be targeted by or subject to malicious actors attempting to install computer viruses or other malicious code, to gain unauthorized or fraudulent access, or to carry out ransomware or cyber-attacks, as well as human errors and other breaches or incidents affecting our cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends are likely to continue. While we have implemented what we believe to be reasonable and appropriate cybersecurity and data protection measures across business lines and at the enterprise level (and we contractually require our critical vendors to implement similar measures), including a formal risk-based information security program, our efforts to minimize the risk of cybersecurity incidents and protect our information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities, which may increase the potential of cyber-attacks or unauthorized access. We may not detect such incidents in a timely manner.

If we or our vendors fail to prevent, detect, address and mitigate such incidents, we may suffer significant financial and reputational harm. The personnel and financial resources we commit to maintaining and upgrading our information systems may not be sufficient to address all potential issues. For instance, costs associated with the use of legacy systems or efforts to address system degradation, including the development or onboarding of new systems, may increase over time, which may adversely affect our business results and operations. Moreover, we may be unable to attract or retain personnel with the appropriate skillset to maintain such legacy systems, and/or third-party providers may decrease or sunset support for legacy applications, which may affect our ability to identify, prevent, patch or otherwise respond to vulnerabilities associated with such systems or applications. There is no assurance that our security measures or those of our vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.
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
We, our vendors, our reinsurers, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, telecommunications or other infrastructure failure, computer virus, terrorist attack, ransomware or cyber-attack, or war, and our or their disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations, obtain reinsurance and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data or the financial wherewithal of reinsurers or vendors. Our ability to conduct business effectively and maintain the security, integrity, confidentiality, availability or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a data breach exposes any of our sensitive financial information, then customers, or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.
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
We May Face Changes in Accounting Standards
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. Changes in accounting rules applicable to our business may have an adverse impact on our results of operations and financial condition. For a discussion of the impact of accounting principles generally accepted in the United States of America (“GAAP”) accounting pronouncements issued but not yet implemented, see Note 1 of the Notes to the Consolidated Financial Statements.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Management & Strategy
MetLife manages information security risk through, and as part of, MetLife’s Information Security Program (the “Program”), instituted to maintain controls for the systems, applications, and databases of MetLife and of its third-party service providers. The primary goal of the Program is to protect the confidentiality, integrity and availability of data MetLife owns or possesses, as well as its technology assets, through physical, technical, and administrative safeguards. This includes controls and procedures across business units and at the enterprise level for monitoring, detecting, reporting, containing, managing, and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment takes into consideration applicable guidelines from the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology along with the sensitivity of the systems and the potential severity of the associated risks to MetLife and its relevant lines of business, and is managed by MetLife’s CISO, collaborating with lines of business and corporate functions. The Board of Directors of MetLife, Inc. (the “Board” or “Board of Directors”) oversees the Program.
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
Cybersecurity Governance
The CISO is a senior-level executive responsible for establishing and executing MetLife’s information security strategy. Management provides regular reports to the CISO detailing on-going cybersecurity risk management. The CISO and the head of Global Technology & Operations present updates to the Audit Committee of the Board of Directors of MetLife, Inc. (the “Audit Committee”) quarterly and, as necessary, to the full Board of Directors. These regular reports include updates on MetLife’s performance preparing for, preventing, detecting, responding to and recovering from cybersecurity incidents. The Audit Committee also reviews with management, as necessary, but at least annually, the adequacy and effectiveness of MetLife’s policies and internal controls regarding information security and cybersecurity. Additionally, the CISO periodically and on an event-driven basis informs and updates the Board of Directors about information security incidents and the related risks posed to MetLife.
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

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements” for cautionary language regarding forward-looking statements.
Business Overview
MLIC is a provider of insurance, annuities and employee benefits. In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, RIS, and MetLife Holdings) to a single reportable segment to align with MetLife’s strategic initiatives, and the manner in which the CODM evaluates the performance of the business and allocates resources. This change was applied retrospectively for all years presented. Accordingly, certain products have been reclassified within the product rollforwards for the year ended December 31, 2025. The foregoing changes did not impact prior period consolidated net income (loss). See “— Results of Operations — Overview” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements for further information.
Current Market Conditions
In the U.S., the Federal Open Market Committee took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. Future policy adjustments in 2026 could be affected by labor market conditions, inflation, and financial and international developments, as well as other factors. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the federal government. See “— Investments — Current Environment” for additional information.
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
(i)future policy benefit liabilities (“FPBs”), market risk benefits (“MRBs”) and reinsurance recoverables;
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
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MLIC’s FPBs, inclusive of deferred profit liabilities, as described in Note 3 of the Notes to the Consolidated Financial Statements. For such contracts, cash flow assumptions are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Generally, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year (generally during the third quarter as part of the Company’s annual actuarial assumption review) for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For contracts issued prior to the LDTI Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Consolidated Financial Statements, for contracts issued subsequent to the LDTI Transition Date, the upper-medium grade discount rate is locked-in for the cohort and used to discount the estimated cash flows. The Company generally interprets this as a rate comparable to that of a corporate single A discount rate and reflects the duration characteristics of the liability. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting period through other comprehensive income (loss) (“OCI”).
Liabilities for universal and variable universal life secondary and paid-up guarantees (“additional insurance liabilities”) are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity indices, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index. These assumptions are monitored and updated retrospectively based on market conditions and historical experience on a periodic basis and at least once a year (generally during the third quarter as part of the Company’s annual actuarial assumption review) for any changes in cash flow assumptions.
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
Traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables

	December 31, 2025
	FPBs (1)	Reinsurance Recoverables	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions (2):
Mortality
Effect of an increase by 1%	$(85)	$(5)	$93	$(13)
Effect of a decrease by 1%	$85	$5	$(94)	$14
Morbidity (3)
Effect of an increase by 5%	$457	$3	$(505)	$51
Effect of a decrease by 5%	$(372)	$(3)	$420	$(51)
Lapse (4)
Effect of an increase by 10%	$(295)	$(12)	$389	$(106)
Effect of a decrease by 10%	$404	$12	$(517)	$125
__________________
(1)FPBs are inclusive of deferred profit liabilities where applicable.
(2)All sensitivities exclude potential changes in our future premium rate assumptions.
(3)For products which are subject to morbidity risk, MLIC applied sensitivities to the incidence rate assumptions only.
(4)For long-term care and individual disability products, the lapse impacts include mortality as both mortality and lapse result in termination of these contracts without any additional benefit payment.
See Note 3 of the Notes to the Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of FPBs, as well as the effect of changes in such factors on the measurement of our FPBs during the year. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance transactions.
Traditional participating contracts comprise a significant portion of MLIC’s FPBs, as described in Note 3 of the Notes to the Consolidated Financial Statements. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations. An additional reserve would be required if the resulting liabilities are not adequate to provide for future benefits and expenses (i.e., there is a premium deficiency). For these contracts, MLIC’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
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

All identified MRBs are required to be measured at estimated fair value, which is determined based on the present value of projected future benefits minus the present value of projected future fees attributable to those benefit features. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these MRBs also includes an adjustment for nonperformance risk and risk margins for non-capital market inputs. For direct and assumed MRBs, the nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. For ceded MRBs, the nonperformance risk adjustment considers the claims paying ability of the reinsurer. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
Changes in the estimated fair value of direct, assumed and ceded MRBs are recognized in net income, except for fair value changes attributable to a change in nonperformance risk of the Company which is recorded within OCI.
Market conditions including changes in interest rates, equity indices, market volatility and foreign currency exchange rates, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income, and changes in the Company’s nonperformance risk could materially affect OCI.
As part of the Company’s annual actuarial assumption review process (see “— Future Policy Benefit Liabilities” section above), we also reassess the long-term policyholder behavior and mortality assumptions used in determining the fair value of our net MRB liabilities. Changes in these underlying actuarial assumptions (e.g., updates to lapse rates, benefit utilization rates, mortality levels and long-term market expectations based on emerging experience) are incorporated into the MRB valuation model. Accordingly, our annual assumption updates can result in remeasurement of MRB fair values, leading to gains or losses recognized in net income.
We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products including, but not limited to, those within the disaggregated rollforwards in Note 5 of the Notes to the Consolidated Financial Statements, as reflected in the following table:

	December 31, 2025
	Direct & Assumed MRBs (Liabilities net of Assets)	Ceded MRB Assets	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$2	$—	$(2)	$—
Effect of a decrease by 1%	$(2)	$—	$2	$—
Lapse
Effect of an increase by 10%	$(11)	$(2)	$11	$(2)
Effect of a decrease by 10%	$9	$1	$(10)	$2
Nonperformance risk (1)
Effect of an increase by 50 bps	$(154)	$(21)	$(21)	$154
Effect of a decrease by 50 bps	$171	$24	$24	$(171)
__________________
(1)For direct and assumed MRBs, nonperformance risk relates to the Company’s claims paying ability, and for ceded MRBs, it relates to the claims paying ability of the reinsurer.

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
For most of our investments, sensitivity analysis regarding unobservable inputs is not necessary or appropriate, as they are valued using quoted prices, as described above. Quantitative information about the significant unobservable inputs used in fair value measurement and the sensitivity of the estimated fair value to changes in those inputs for the more significant asset and liability classes measured at estimated fair value on a recurring basis is presented in Note 12 of the Notes to the Consolidated Financial Statements.
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
Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. We evaluate credit loss by considering information that changes from time to time about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. We estimate recovery value based on our best estimate of future cash flows, which is inherently subjective, and methodologies can vary depending on the facts and circumstances specific to each security. We record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost. The evaluation processes and measurement methodologies, as well as the significant inputs, judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 10 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective, as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates and assumptions as conditions change and new information becomes available. The valuation of our fixed maturity securities portfolio is sensitive to changes in interest rates, and the estimated fair value of the portion of our fixed maturities securities portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.

Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and certain modified loans, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. To determine the mortgage loan ACL, we apply significant judgment to estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; we consider past events and current and forecasted economic conditions which are subject to inherent uncertainty and which may change from time to time. The ACL methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 10 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates as conditions change and new information becomes available. The estimated fair value of our mortgage loan portfolio is sensitive to changes in interest rates, and the estimated fair value of the portion of our mortgage loan portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.
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
Freestanding Derivatives
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
Employee Benefit Plans
The Company sponsors a nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our benefit plan. The calculation of the obligations and expenses associated with this plan requires an extensive use of assumptions such as the discount rate and rate of future compensation increases, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as the historical experience of the plan, currently available market and industry data, and expected benefit payout streams.
We determine the discount rate used to value the Company’s pension obligations based upon rates commensurate with current yields on high quality corporate bonds. Given our pension obligations as of December 31, 2024, the beginning of the measurement year, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our net periodic benefit costs in 2025 would have been as follows:

Year Ended December 31, 2025
Increase/(Decrease) in Net Periodic Pension Costs
(In millions)
Increase in discount rate by 100 bps	$(4)
Decrease in discount rate by 100 bps	$4

Given our pension obligations as of December 31, 2025, if we had assumed a discount rate for our pension plan that was 100 basis points higher or 100 basis points lower than the rate we assumed, the change in our pension benefit obligation would have been as follows:

Year Ended December 31, 2025
Increase/(Decrease) in Pension Benefit Obligations
(In millions)
Increase in discount rate by 100 bps	$(77)
Decrease in discount rate by 100 bps	$90
The above tables consider only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies, including the intent and ability to hold certain securities until they recover in value. Changes in tax laws or interpretations of such laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there had been a 1% increase in the effective income tax rate, the change would have resulted in an approximate $119 million increase in the net deferred income tax asset balance at December 31, 2025.
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

Results of Operations
Overview
In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, RIS, and MetLife Holdings) to a single reportable segment to align with MetLife’s strategic initiatives, and the manner in which the CODM evaluates the performance of the business and allocates resources. This change was applied retrospectively for all years presented. Accordingly, certain products have been reclassified within the product rollforwards for the year ended December 31, 2025. Additionally, the measure used to evaluate segment profitability changed from adjusted earnings to net income. The foregoing changes did not impact prior period consolidated net income (loss). Period‑to‑period changes in net income (loss) are evaluated by the Company as it relates to maintaining sufficient equity and capital to support insurance products and regulatory requirements. See Notes 1 and 2 of the Notes to the Consolidated Financial Statements for further information.
Reinsurance Transactions
In 2025, the Company entered into a number of reinsurance agreements. See Note 8 of the Notes to the Consolidated Financial Statements for further information on these reinsurance transactions.
Net Income (Loss) Attributable to MLIC
Net income attributable to MLIC decreased by $1.9 billion to $1.6 billion in 2025, compared to $3.5 billion in 2024. This includes an unfavorable change of $64 million from our annual actuarial assumption review.
Consolidated Results

	Years Ended December 31,
	2025	2024
	(In millions)
Revenues
Premiums	$30,576	$27,561
Universal life and investment-type product policy fees	1,534	1,500
Net investment income	11,611	11,635
Other revenues	1,722	1,775
Net investment gains (losses)	(992)	(450)
Net derivative gains (losses)	(1,141)	(106)
Total revenues	43,310	41,915
Expenses
Policyholder benefits and claims and policyholder dividends	32,560	29,236
Policyholder liability remeasurement (gains) losses	30	(148)
Market risk benefit remeasurement (gains) losses	(319)	(932)
Interest credited to policyholder account balances	3,769	3,819
Amortization of deferred policy acquisition costs and value of business acquired	265	279
Interest expense on debt	102	123
Other expenses, net of capitalization of deferred policy acquisition costs	5,089	5,277
Total expenses	41,496	37,654
Income (loss) before provision for income tax	1,814	4,261
Provision for income tax expense (benefit)	255	776
Net income (loss)	1,559	3,485
Less: Net income (loss) attributable to noncontrolling interests	(6)	(9)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,565	$3,494

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Revenues
Total revenues increased $1.4 billion, or 3%, to $43.3 billion in 2025 from $41.9 billion in 2024 primarily due to the following:
•Higher premiums, primarily reflecting higher volume in the pension risk transfer business.
Partially offset by:
•Higher net investment losses driven by higher (i) ACLs on mortgage loans, (ii) impairments on real estate investments and leveraged leases, and (iii) foreign currency transaction losses. See “— Investments — Overview” for information regarding management of our investment portfolio.
•Higher net derivative losses reflecting unfavorable changes in the estimated fair value of the underlying assets from embedded derivatives related to funds withheld on reinsurance agreements and the impact of the U.S. dollar weakening in 2025 compared to strengthening in 2024 relative to major currencies. See “— Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
Expenses
Total expenses increased $3.8 billion, or 10%, to $41.5 billion in 2025 from $37.7 billion in 2024, primarily due to the following:
•Higher policyholder benefits and claims, largely driven by higher pension risk transfer activity.
•Lower market risk benefit remeasurement gains, primarily driven by less significant increases in certain U.S. long-term interest rates in 2025 compared to 2024. See Note 5 of the Notes to the Consolidated Financial Statements for information on the Company’s MRBs.
•Policyholder liability remeasurement losses in 2025 compared to gains in 2024, driven by our annual actuarial assumption review and other insurance adjustments.
Partially offset by:
•Lower other expenses, net of capitalization of deferred policy acquisition costs, primarily due to changes in the allocation of legal entity expenses and lower corporate‑related expenses.
Income Taxes
The 2025 effective tax rate on income before provision for income tax was 14% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments
The 2024 effective tax rate on income before provision for income tax was 18% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on the appropriate level of diversification and asset quality.
We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with most of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.
Invested Assets and Cash and Cash Equivalents Subject to Ceded Reinsurance
The Company maintains invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties. “Reinsurance activity” relates to amounts subject to ceded reinsurance arrangements with third parties, including (i) the related investment returns and expenses which are passed through to the reinsurers and (ii) the corresponding invested assets and cash and cash equivalents. Reinsurance activity, unless otherwise stated, has been excluded from the amounts within the Investments sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 8 of the Notes to the Consolidated Financial Statements for further information about reinsurance.
The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	December 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS:
U.S. government and agency	$3,210	$—
U.S. corporate	1,810	—
Residential mortgage-backed securities (“RMBS”)	550	—
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	506	—
Foreign corporate	478	—
Commercial mortgage-backed securities (“CMBS”)	224	—
Foreign government	58	—
Municipals	57	—
Total fixed maturity securities AFS	6,893	—
Equity securities	66	—
Other limited partnership interests	112	—
Other invested assets - derivatives	16	—
Short-term investments, cash and cash equivalents	1,081	—
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$8,168	$—

Current Environment
As a large insurer with a diverse investment portfolio, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions and acts of war continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. See “— Current Market Conditions” for further information regarding conditions in the global financial markets and the economy generally which may affect us. See also “— Results of Operations — Consolidated Results” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 10 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at December 31, 2025
Country	Sovereign (1)	Financial Services	Total (2)
	(Dollars in millions)
Russian Federation	$14	$—	$14
Ukraine	2	2	4
Total	$16	$2	$18
Investment grade %	—%	—%	—%
______________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost, net of ACL, of these securities were $52 million and $19 million, respectively, at December 31, 2025.
We manage direct and indirect investment exposure in the selected countries through fundamental analysis, and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
Fixed Maturity Securities AFS
The following table presents public and private fixed maturity securities AFS held at:

	December 31,
	2025		2024
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$101,512	66.6%	$94,313	67.0%
Privately-placed	50,926	33.4	46,519	33.0
Total fixed maturity securities AFS, excluding Reinsurance activity	$152,438	100.0%	$140,832	100.0%
Reinsurance activity	6,894		—
Total fixed maturity securities AFS	$159,332		$140,832
Percentage of cash and invested assets, excluding Reinsurance activity	60.0%		56.4%

See Note 10 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, and continuous gross unrealized losses, as well as realized gains (losses) on sales and disposals.
Included within fixed maturity securities AFS are structured securities, including RMBS, ABS & CLO and CMBS (collectively, “Structured Products”). See “— Structured Products” for further information.
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2025.
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
Fair Value of Fixed Maturity Securities AFS
Fixed maturity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

Level	December 31, 2025
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$11,500	7.5%
Level 2
Independent pricing sources	122,578	80.4
Significant other observable inputs	122,578	80.4
Level 3
Independent pricing sources	17,609	11.6
Internal matrix pricing or discounted cash flow techniques	639	0.4
Independent broker quotations	112	0.1
Significant unobservable inputs	18,360	12.1
Total fixed maturity securities AFS at estimated fair value, excluding Reinsurance activity	$152,438	100.0%
Reinsurance activity	6,894
Total fixed maturity securities AFS at estimated fair value	$159,332
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
The majority of the Level 3 fixed maturity securities AFS were concentrated in three sectors at December 31, 2025: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2025, Level 3 fixed maturity securities AFS decreased by $2.3 billion, or 11.3%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3 and, to a lesser extent, by a decrease in realized and unrealized gains (losses) included in net income (loss), offset by an increase in estimated fair value recognized in OCI and by purchases in excess of sales.
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

		December 31,
		2025				2024
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$108,428	$(6,672)	$101,756	66.8%	$101,948	$(9,220)	$92,728	65.8%
Baa	2	44,931	(1,209)	43,722	28.7	43,932	(3,284)	40,648	28.9
Subtotal investment grade		153,359	(7,881)	145,478	95.5	145,880	(12,504)	133,376	94.7
Ba	3	4,922	68	4,990	3.3	5,678	(166)	5,512	3.9
B	4	1,709	(2)	1,707	1.1	1,580	(53)	1,527	1.1
Caa and lower	5	216	(23)	193	0.1	418	(49)	369	0.3
In or near default	6	86	(16)	70	—	76	(28)	48	—
Subtotal below investment grade		6,933	27	6,960	4.5	7,752	(296)	7,456	5.3
Total fixed maturity securities AFS, excluding Reinsurance activity		$160,292	$(7,854)	$152,438	100.0%	$153,632	$(12,800)	$140,832	100.0%
Reinsurance activity		6,898	(4)	6,894		—	—	—
Total fixed maturity securities AFS		$167,190	$(7,858)	$159,332		$153,632	$(12,800)	$140,832

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2025
U.S. corporate	$23,300	$21,684	$2,462	$1,226	$84	$36	$48,792
RMBS	25,611	925	128	17	4	4	26,689
Foreign corporate	6,780	17,109	1,659	396	42	7	25,993
U.S. government and agency	23,233	257	—	—	—	—	23,490
ABS & CLO	11,623	2,138	222	30	31	1	14,045
Municipals	5,270	240	22	—	—	—	5,532
CMBS	4,772	95	—	—	15	7	4,889
Foreign government	1,167	1,274	497	38	17	15	3,008
Total fixed maturity securities AFS, excluding Reinsurance activity	$101,756	$43,722	$4,990	$1,707	$193	$70	$152,438
Percentage of total	66.8%	28.7%	3.3%	1.1%	0.1%	—%	100.0%
Reinsurance activity	5,620	1,179	—	43	52	—	6,894
Total fixed maturity securities AFS	$107,376	$44,901	$4,990	$1,750	$245	$70	$159,332
December 31, 2024
U.S. corporate	$22,156	$20,899	$2,750	$1,096	$206	$21	$47,128
Foreign corporate	6,599	15,413	1,826	317	120	10	24,285
U.S. government and agency	21,538	305	—	—	—	—	21,843
RMBS	20,422	708	33	38	8	4	21,213
ABS & CLO	10,766	2,078	315	26	19	1	13,205
Municipals	4,814	100	17	—	—	—	4,931
CMBS	5,238	24	16	—	—	1	5,279
Foreign government	1,195	1,121	555	50	16	11	2,948
Total fixed maturity securities AFS, excluding Reinsurance activity	$92,728	$40,648	$5,512	$1,527	$369	$48	$140,832
Percentage of total	65.8%	28.9%	3.9%	1.1%	0.3%	—%	100.0%
Reinsurance activity	—	—	—	—	—	—	—
Total fixed maturity securities AFS	$92,728	$40,648	$5,512	$1,527	$369	$48	$140,832

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2025 or 2024. The top 10 holdings comprised 1% of total investments at both December 31, 2025 and 2024. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2025		2024
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$17,035	22.9%	$15,714	22.1%
Consumer (cyclical and non-cyclical)	14,654	19.6	14,162	19.8
Utility	13,038	17.4	12,697	17.8
Industrial (basic, capital goods and other)	8,454	11.3	8,433	11.8
Transportation	7,726	10.3	7,095	9.9
Energy	5,100	6.8	4,672	6.5
Communications	5,009	6.7	5,191	7.3
Technology	2,474	3.3	2,164	3.0
Other	1,295	1.7	1,285	1.8
Total U.S. and foreign corporate fixed maturity securities AFS, excluding Reinsurance activity	$74,785	100.0%	$71,413	100.0%
Reinsurance activity	2,288		—
Total U.S. and foreign corporate fixed maturity securities AFS	$77,073		$71,413
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $45.6 billion and $39.7 billion of Structured Products at estimated fair value, at December 31, 2025 and 2024, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
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

The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2025			2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$16,337	61.2%	$(316)	$12,992	61.2%	$(844)
Pass-through mortgage-backed securities	10,352	38.8	(575)	8,221	38.8	(1,022)
Total RMBS, excluding Reinsurance activity	$26,689	100.0%	$(891)	$21,213	100.0%	$(1,866)
Reinsurance activity	550		2	—		—
Total RMBS	$27,239		$(889)	$21,213		$(1,866)
Risk profile
Agency	$16,070	60.1%	$(770)	$12,370	58.3%	$(1,451)
Non-Agency
Prime and prime investor	5,623	21.1	(95)	4,035	19.0	(262)
NQM and Alt-A	1,377	5.2	8	1,267	6.0	(20)
Reperforming and sub-prime	2,288	8.6	(38)	2,329	11.0	(114)
Other (1)	1,331	5.0	4	1,212	5.7	(19)
Subtotal Non-Agency	10,619	39.9%	(121)	8,843	41.7%	(415)
Total RMBS, excluding Reinsurance activity	$26,689	100.0%	$(891)	$21,213	100.0%	$(1,866)
Reinsurance activity	550		2	—		—
Total RMBS	$27,239		$(889)	$21,213		$(1,866)
Ratings profile
Rated Aaa and Aa	$23,267	87.2%		$17,901	84.4%
Designated NAIC 1	$25,611	96.0%		$20,421	96.3%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase and the vast majority are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities, and most are investment grade under NAIC designations.

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS and CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2025			2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$1,540	10.8%	$(11)	$1,220	9.2%	$(28)
Consumer loans	857	6.1	(3)	848	6.5	(29)
Student loans	685	4.9	(7)	482	3.7	(20)
Franchise	556	4.0	(9)	622	4.7	(30)
Vehicle and equipment loans	527	3.8	4	718	5.4	(2)
Credit card	501	3.6	9	499	3.8	4
Other (1)	4,492	32.0	(41)	3,664	27.7	(119)
Total ABS	$9,158	65.2%	$(58)	$8,053	61.0%	$(224)
CLO (2)	$4,887	34.8%	$4	$5,152	39.0%	$4
Total ABS & CLO, excluding Reinsurance activity	$14,045	100.0%	$(54)	$13,205	100.0%	$(220)
Reinsurance activity	506		—	—		—
Total ABS & CLO	$14,551		$(54)	$13,205		$(220)
ABS ratings profile
Rated Aaa and Aa	$2,018	22.0%		$1,933	24.0%
Designated NAIC 1	$7,034	76.8%		$6,018	74.7%
CLO ratings profile
Rated Aaa and Aa	$3,603	73.7%		$3,876	75.2%
Designated NAIC 1	$4,547	93.0%		$4,622	89.7%
ABS & CLO ratings profile
Rated Aaa and Aa	$5,621	40.0%		$5,809	44.0%
Designated NAIC 1	$11,581	82.5%		$10,640	80.6%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	December 31,
	2025			2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$2,639	54.0%	$(95)	$3,187	60.4%	$(233)
Single asset and single borrower	1,383	28.3	(23)	1,300	24.6	(53)
Agency	323	6.6	(42)	303	5.7	(41)
Commercial real estate collateralized loan obligations	80	1.6	—	135	2.6	(1)
Other	464	9.5	5	354	6.7	10
Total CMBS, excluding Reinsurance activity	$4,889	100.0%	$(155)	$5,279	100.0%	$(318)
Reinsurance activity	224		2	—		—
Total CMBS	$5,113		$(153)	$5,279		$(318)
Ratings profile
Rated Aaa and Aa	$3,727	76.2%		$4,313	81.7%
Designated NAIC 1	$4,772	97.6%		$5,239	99.2%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.
Securities Lending Transactions and Repurchase Agreements
We participate in securities lending transactions and repurchase agreements with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $10.0 billion and $9.2 billion at December 31, 2025 and 2024, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for further information.

Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2025				2024
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$29,546	52.2%	$436	1.5%	$34,692	57.3%	$312	0.9%
Agricultural	15,203	26.9	81	0.5%	15,208	25.1	63	0.4%
Residential	11,815	20.9	184	1.6%	10,628	17.6	128	1.2%
Mortgage loans held-for-sale	7	—	—	—%	—	—	—	—%
Mortgage loans	$56,571	100.0%	$701	1.2%	$60,528	100.0%	$503	0.8%
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 91% are collateralized by properties located in the U.S., with the remaining 9% collateralized by properties located primarily in Mexico at December 31, 2025. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 17%, 7% and 7%, respectively, of total commercial and agricultural mortgage loans at December 31, 2025. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral. Of our residential mortgage loans carried at amortized cost, 100% are collateralized by properties located in the U.S. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida and New York were 36%, 11% and 8%, respectively, of total residential mortgage loans at December 31, 2025.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$5,997	20.3%	$6,146	17.7%
Middle Atlantic	4,094	13.8	5,058	14.6
South Atlantic	3,713	12.6	4,225	12.2
Non-U.S.	3,357	11.4	4,086	11.8
West South Central	2,481	8.4	2,462	7.1
Mountain	1,572	5.3	1,471	4.2
New England	1,405	4.7	1,681	4.9
East North Central	851	2.9	1,108	3.2
East South Central	317	1.1	346	1.0
West North Central	286	1.0	291	0.8
Multi-Region and Other	5,473	18.5	7,818	22.5
Total amortized cost	$29,546	100.0%	$34,692	100.0%
Less: ACL	436		312
Carrying value, net of ACL	$29,110		$34,380
Property Type
Office	$11,042	37.4%	$12,313	35.5%
Apartment	6,319	21.4	7,579	21.8
Retail	3,982	13.5	4,563	13.2
Single Family Rental	3,667	12.4	4,535	13.1
Industrial	2,466	8.3	3,551	10.2
Hotel	2,070	7.0	2,151	6.2
Total amortized cost	$29,546	100.0%	$34,692	100.0%
Less: ACL	436		312
Carrying value, net of ACL	$29,110		$34,380
Our commercial mortgage loan investments are well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios, as shown below.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 68% and 69% at December 31, 2025 and 2024, respectively, and our average DSCR was 1.9x at both December 31, 2025 and 2024. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our agricultural mortgage loans, our average LTV ratio was 46% at both December 31, 2025 and 2024. The values utilized in calculating the LTV ratio of our agricultural mortgage loan investments are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our commercial mortgage loan portfolios totaling $29.5 billion at amortized cost at December 31, 2025 by key credit quality indicators of LTV and DSCR was as follows:

	December 31, 2025
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	53.5%	0.8%	1.9%	56.2%
65% - 75%	12.5%	2.0%	1.7%	16.2%
76% - 80%	4.2%	0.3%	0.3%	4.8%
>80%	12.3%	6.6%	3.9%	22.8%
Total	82.5%	9.7%	7.8%	100.0%
The distribution of our agricultural mortgage loan portfolios totaling $15.2 billion at amortized cost at December 31, 2025 by the key credit quality indicator of LTV was as follows:

December 31, 2025
LTV	Total
<65%	91.2%
65% - 75%	7.4%
76% - 80%	0.4%
>80%	1.0%
Total	100.0%
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
Real Estate and REJVs
Our real estate investments are comprised of wholly-owned properties, and interests in both REJVs and real estate funds which invest in a wide variety of properties and property types, consisting of single and multi-property projects, and are broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $8.8 billion and $8.9 billion, or 3.5% and 3.6% of cash and invested assets, at December 31, 2025 and 2024, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $1.7 billion and $2.3 billion unrealized gain position at December 31, 2025 and 2024, respectively.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded an impairment loss of $169 million and $19 million during the years ended December 31, 2025 and 2024, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2025		2024
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$3,170	36.0%	$3,015	33.9%
Retail	652	7.4	681	7.6
Apartment	625	7.1	719	8.1
Hotel	558	6.3	578	6.5
Land	323	3.7	299	3.4
Industrial	217	2.5	233	2.6
Agriculture	21	0.2	33	0.4
Other	17	0.2	18	0.2
Wholly-owned properties and REJVs	$5,583	63.4%	$5,576	62.7%
Diversified property types and multi-property projects	1,240	14.1	1,287	14.4
Real estate funds	1,975	22.5	2,039	22.9
Total real estate and REJVs	$8,798	100.0%	$8,902	100.0%
Geographical diversification: Wholly-owned properties and REJVs totaled $5.6 billion, substantially all of which were located in the U.S., at December 31, 2025, at carrying value. The portion of these properties located in Washington, D.C., Georgia, and Massachusetts were 13%, 13% and 12%, respectively, at December 31, 2025, at carrying value.

Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds. At December 31, 2025 and 2024, the carrying value of other limited partnership interests was $6.8 billion and $7.1 billion, respectively. Other limited partnership interests were 2.7% and 2.8% of cash and invested assets at December 31, 2025 and 2024, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2025		2024
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$5,372	35.7%	$6,012	34.0%
Funds withheld	2,700	17.9%	2,825	16.0%
Annuities funding structured settlement claims	1,244	8.2%	1,248	7.1%
Affiliated investments	1,168	7.7%	1,166	6.6%
Company-owned life insurance policies	1,148	7.6%	1,088	6.2%
Fair value option (“FVO”) securities	867	5.8%	872	4.9%
Tax credit and renewable energy partnerships	676	4.4%	714	4.0%
FHLBNY common stock	628	4.2%	628	3.6%
Leveraged leases	364	2.4%	623	3.5%
Operating joint venture	313	2.1%	1,358	7.7%
Equity securities	239	1.6%	172	1.0%
Direct financing leases	71	0.5%	106	0.6%
Other	280	1.9%	862	4.8%
Total other invested assets, excluding Reinsurance activity	$15,070	100.0%	$17,674	100.0%
Reinsurance activity	16		—
Total other invested assets	$15,086		$17,674
Percentage of cash and invested assets, excluding Reinsurance activity	5.9%		7.1%
See Notes 1, 8, 10 and 11 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, funds withheld, which is comprised primarily of affiliated funds withheld, annuities funding structured settlement claims, affiliated investments, company-owned life insurance policies, FVO securities, tax credit and renewable energy partnerships, Federal Home Loan Bank of New York (“FHLBNY”) common stock, leveraged and direct financing leases, our operating joint venture and equity securities..
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 19 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2025 and 2024. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS,” “— Mortgage Loans,” “— Real Estate and REJVs” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2025 and 2024.
•The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedging relationships for the years ended December 31, 2025, 2024 and 2023.
See “— Summary of Critical Accounting Estimates — Freestanding Derivatives” for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.
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
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global financial markets and the economy generally due to our large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors. Such conditions may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Current Market Conditions” and “— Investments — Current Environment.”
This discussion should also be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:

Notes to the Consolidated Financial Statements:
Note	Topic
4	Funding agreements, reported in Policyholder Account Balances (“PABs”) and the related pledged collateral
14	Long-term debt, Credit Facility, and debt and facility covenants
15	Restrictions on dividends and dividend payments

Risk Factors:
“— Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value”
“— Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings”
“— Economic Environment and Capital Markets Risks — We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions”

Liquidity Management
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. Based upon our trusted global brand, resilient businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MLIC in light of market conditions, as well as changing needs and opportunities.
Short-term Liquidity and Liquid Assets
At December 31, 2025 and 2024, our short-term liquidity position was $4.2 billion and $4.7 billion, respectively, while liquid assets were $70.2 billion and $63.3 billion, respectively.
Short-term liquidity consists of cash and cash equivalents and short-term investments. Liquid assets includes these short-term liquidity amounts, plus publicly traded securities. Both short-term liquidity and liquid assets exclude assets pledged or otherwise committed, such as amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.
Liquidity
We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, and global funding sources, including commercial paper and the Credit Facility.
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
Our wholly-owned non-U.S. reinsurer is licensed as an insurance company under the laws of the Cayman Islands. MetLife, Inc. had agreed to guarantee certain of the obligations of this non-U.S. reinsurer under a retrocession agreement with a third party, which was recaptured in October 2025.
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
Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$8,971	$6,530
Investing activities, net	—	1,869
Net change in payables for collateral under securities loaned and other transactions	427	—
Derivatives with certain financing elements and other derivative-related transactions, net	38	—
Other, net	109	96
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	6	—
Total sources	9,551	8,495
Uses:
Investing activities, net	3,158	—
Net change in PABs	2,429	3,708
Net change in payables for collateral under securities loaned and other transactions	—	519
Long-term debt repaid	511	245
Derivatives with certain financing elements and other derivative-related transactions, net	—	66
Dividends paid to MetLife, Inc.	2,332	3,476
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	5
Total uses	8,430	8,019
Net increase (decrease) in cash and cash equivalents	$1,121	$476
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
Liquidity and Capital Sources and Uses
Liquidity and capital are provided by a variety of global funding sources, including: (i) short-term debt, which includes commercial paper; (ii) long-term debt; (iii) PABs, which includes funding agreements; and (iv) the Credit Facility.
The primary uses of liquidity and capital include: (i) dividends on common stock paid to MetLife, Inc.; (ii) debt repayments; (iii) contractual obligations, including PABs and insurance liabilities; (iv) pledged collateral; and (v) securities lending transactions and repurchase agreements.
Additional details regarding certain of our primary sources and uses of liquidity and capital are included in the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
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
Debt Outstanding
At December 31, 2025 and 2024, the Company’s outstanding long-term debt of $1.0 billion and $1.6 billion, respectively, included $299 million and $348 million, respectively, which is non-recourse to the Company, subject to customary exceptions. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2025.
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
Securities Lending Transactions and Repurchase Agreements
See “— Investments — Securities Lending Transactions and Repurchase Agreements.”
Contractual Obligations
Policyholder Account Balances
For details on PABs and funding agreements, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements.

Estimated cash flows of $133.1 billion ($33.8 billion within one year) exceed the liability amount of $104.1 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions since the liabilities were initially established; and (iii) exclusions of certain liabilities related to accounting conventions which are not contractually due.
The estimated cash flows represent cash payments undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable with foreign currency payments estimated at current rates.
Insurance Liabilities
Insurance liabilities (FPBs, MRBs, at estimated fair value, other policy-related balances and policyholder dividends payable) are described in Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements. Estimated cash flows of $227.7 billion ($25.3 billion within one year) exceed the liability amounts of $147.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, since the liabilities were initially established; and (iii) exclusions of certain liabilities related to accounting conventions which are not contractually due.
Estimated cash flows are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and consider future premium receipts on current policies in-force. Estimated cash payments are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.
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
Adopted Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Risk Management
MetLife has an integrated process for managing risk, that is supported by a Risk Appetite Statement approved by the Board of Directors. Risk management is overseen and conducted through multiple Board and senior management risk committees (financial and non-financial). The risk committees are established at the enterprise and local levels, as needed, to oversee capital and risk positions, approve ALM strategies and risk limits, and establish certain corporate risk standards and policies. The risk committees are comprised of senior leaders from the lines of business and corporate functions, which ensures comprehensive coverage and sharing of risk reporting. The ERC is responsible for reviewing all material risks impacting the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks.

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
Global Risk Management
Independent from the lines of business, the centralized Global Risk Management department, led by the CRO, coordinates across all risk committees to ensure that all material risks are properly identified, measured, monitored, managed and reported across MetLife. The CRO reports to the Chief Executive Officer (“CEO”) and is primarily responsible for maintaining and communicating MetLife’s enterprise risk policies and for monitoring and analyzing all material risks.
Global Risk Management considers and monitors a full range of risks relating to MetLife’s and the Company’s solvency, liquidity, earnings, business operations and reputation. Global Risk Management’s primary responsibilities consist of:
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
•Credit Risk: is the risk of loss or credit rating downgrade arising from an obligor or counterparty with a direct or contingent financial obligation to MetLife that is either unable or unwilling to meet its obligation in full and on a timely basis. These risks arise from public and private fixed income assets, private loans including real estate, derivative transactions, bank deposits, reinsurance agreements and other similar contracts.
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
•Non-Financial Risk: is the risk of failed or inadequate internal processes, human errors, system errors or external events that may result in financial loss, non-financial damage, and/or non-compliance with applicable laws and regulations. Non-Financial risk captures operational and compliance risks, including risks such as business interruption, customer protection, money laundering, sanctions, bribery and corruption, fraud, privacy, and information security risk.
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
MetLife establishes portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity and insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. MetLife also establishes hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, foreign currency exchange rates and inflation), stress scenario payoffs, liquidity, asset sector concentration and credit quality.
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
Information Security Risk Management
For details on information security risk management, see “Cybersecurity.”

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
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results most significantly from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and foreign currency insurance liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and foreign currency insurance liabilities are the Euro, Australian dollar and the British pound. We hedge foreign currency exchange rate risk with foreign currency swaps, forwards and options.
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
Interest Rate Risk Management
To support management of interest rate risk, we perform analysis using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We maintain separate operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. In the U.S., for each business, the operating portfolios maintain invested assets approximately equal to the GAAP liabilities, net of certain non-invested assets allocated to each business, with any excess assets allocated to surplus asset portfolios. The operating portfolios may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets.
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
Foreign Currency Exchange Rate Risk Management
MetLife has a well-established policy to manage foreign currency exchange rate exposures within its risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of foreign currency exchange rate derivatives. Enterprise foreign currency exchange rate risk limits are established by the ERC. The Company’s ALM Committee and MetLife’s FX Working Group are responsible for overseeing the management of the Company’s foreign currency exchange rate exposure.
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
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Certain of these derivative contracts are hedging market risks associated with reinsured business, where the results of these derivatives are passed to the reinsurer. Our use of derivatives by major hedge programs is as follows:
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

•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions, and equity and interest rate futures to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2025. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•liabilities do not include $8.6 billion of other policy-related balances largely consisting of claims and policyholder dividends;
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2025
(In millions)
Interest rate risk	$2,919
Foreign currency exchange rate risk	$11
Equity market risk	$57

The risk sensitivities derived used a 100-basis point increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices. The potential losses in estimated fair value presented are for non-trading securities.
The table below provides additional detail regarding the potential gain (loss) from changes in estimated fair value at:

	December 31, 2025
			Interest Rate Risk	Foreign Currency Exchange Rate Risk	Equity Market Risk
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates (2)	Assuming a 10% Depreciation in the U.S. Dollar (3)	Assuming a 10% Decrease in Equity Prices (4)
	(In millions)
Assets
Fixed maturity securities (5)		$160,198	$(9,365)	$1,767	$(86)
Mortgage loans		$54,507	(1,709)	182	—
Other		$42,710	(941)	214	(12)
Total assets			$(12,015)	$2,163	$(98)
Liabilities
Future policy benefits		$136,432	$6,555	$—	$—
Policyholder account balances		$87,444	1,700	(1,852)	—
Market risk benefits		$2,201	658	—	(294)
Long-term debt		$1,146	61	—	—
Other		$22,950	1,095	—	16
Total liabilities			$10,069	$(1,852)	$(278)
Derivative Instruments
Interest rate	$62,829	$886	$(844)	$—	$—
Foreign currency exchange rate	$42,359	$1,526	(96)	(327)	—
Credit	$7,304	$97	(2)	5	—
Equity market	$17,843	$(36)	(31)	—	319
Total derivative instruments			$(973)	$(322)	$319
Net Change			$(2,919)	$(11)	$(57)
Prior Year Net Change			$(2,481)	$(42)	$(119)
Increase/(Decrease)			$(438)	$31	$62
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
(5)Includes FVO securities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Market Risk Benefits – Certain Assumptions Related to the Valuation of Market Risk Benefits — Refer to Notes 1, 5 and 12 to the Financial Statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market risk benefits included, among others, the following:

•We tested the effectiveness of controls over assumptions used in the valuation of market risk benefits, including those assumptions used by the Company for determining fair value.

•With the involvement of our valuation and actuarial specialists, we:

◦assessed the results of underlying experience studies and capital market projections, and evaluated the judgments applied by management in setting the principal assumptions.

◦evaluated the reasonableness of certain assumptions by comparing the Company’s selected assumptions to those independently recalculated by our actuarial specialist.

◦evaluated the intended application of principal assumptions in the valuation model on a sample basis.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 10, 2026

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	2025	2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $194 and $112, respectively); and amortized cost: $167,384 and $153,744, respectively	$159,332	$140,832
Mortgage loans (net of allowance for credit loss of $701 and $503, respectively; includes $180 and $198, respectively, relating to variable interest entities)	55,870	60,025
Policy loans	5,596	5,601
Real estate and real estate joint ventures (includes $378 and $378, respectively, under the fair value option; $64 and $0, respectively, of real estate held-for-sale; $2,435 and $2,000, respectively, relating to variable interest entities)	8,798	8,902
Other limited partnership interests	6,929	7,054
Short-term investments, at estimated fair value	2,221	2,391
Other invested assets (includes $435 and $729, respectively, of leveraged and direct financing leases; $45 and $112, respectively, relating to variable interest entities)	15,086	17,674
Total investments	253,832	242,479
Cash and cash equivalents, principally at estimated fair value	8,392	7,271
Accrued investment income	2,031	1,986
Premiums, reinsurance and other receivables	35,488	28,084
Market risk benefits, at estimated fair value	257	246
Deferred policy acquisition costs and value of business acquired	2,865	3,136
Current income tax recoverable	482	245
Deferred income tax asset	2,490	2,883
Other assets	4,168	4,264
Separate account assets	73,511	79,202
Total assets	$383,516	$369,796
Liabilities and Equity
Liabilities
Future policy benefits	$136,432	$126,619
Policyholder account balances	104,091	102,140
Market risk benefits, at estimated fair value	2,201	2,339
Other policy-related balances	8,642	8,338
Policyholder dividends payable	197	231
Payables for collateral under securities loaned and other transactions	11,698	11,271
Long-term debt	1,045	1,553
Other liabilities	31,164	23,669
Separate account liabilities	73,511	79,202
Total liabilities	368,981	355,362
Contingencies, Commitments and Guarantees (Note 19)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	6,677	7,444
Accumulated other comprehensive income (loss)	(5,236)	(5,994)
Total Metropolitan Life Insurance Company stockholder’s equity	13,921	13,930
Noncontrolling interests	614	504
Total equity	14,535	14,434
Total liabilities and equity	$383,516	$369,796
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Revenues
Premiums	$30,576	$27,561	$24,718
Universal life and investment-type product policy fees	1,534	1,500	1,664
Net investment income	11,611	11,635	11,206
Other revenues	1,722	1,775	1,673
Net investment gains (losses)	(992)	(450)	(1,375)
Net derivative gains (losses)	(1,141)	(106)	(1,537)
Total revenues	43,310	41,915	36,349
Expenses
Policyholder benefits and claims	32,145	28,781	26,150
Policyholder liability remeasurement (gains) losses	30	(148)	(150)
Market risk benefit remeasurement (gains) losses	(319)	(932)	(703)
Interest credited to policyholder account balances	3,769	3,819	3,602
Policyholder dividends	415	455	470
Other expenses	5,456	5,679	5,785
Total expenses	41,496	37,654	35,154
Income (loss) before provision for income tax	1,814	4,261	1,195
Provision for income tax expense (benefit)	255	776	60
Net income (loss)	1,559	3,485	1,135
Less: Net income (loss) attributable to noncontrolling interests	(6)	(9)	41
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,565	$3,494	$1,094
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Net income (loss)	$1,559	$3,485	$1,135
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	4,381	(2,937)	5,841
Deferred gains (losses) on derivatives	(1,361)	321	(1,078)
Future policy benefits discount rate remeasurement gains (losses)	(681)	3,554	(2,957)
Market risk benefit instrument-specific credit risk remeasurement gains (losses)	(27)	(80)	(59)
Foreign currency translation adjustments	42	43	56
Defined benefit plans adjustment	(21)	40	(34)
Other comprehensive income (loss), before income tax	2,333	941	1,769
Income tax (expense) benefit related to items of other comprehensive income (loss)	(501)	(63)	(321)
Other comprehensive income (loss), net of income tax	1,832	878	1,448
Comprehensive income (loss)	3,391	4,363	2,583
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(6)	(9)	41
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$3,397	$4,372	$2,542
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$5	$12,476	$9,022	$(8,320)	$13,183	$212	$13,395
Returns of capital		(1)			(1)		(1)
Dividends to MetLife, Inc.			(2,471)		(2,471)		(2,471)
Change in equity of noncontrolling interests					—	110	110
Net income (loss)			1,094		1,094	41	1,135
Other comprehensive income (loss), net of income tax				1,448	1,448		1,448
Balance at December 31, 2023	5	12,475	7,645	(6,872)	13,253	363	13,616
Cumulative effects of changes in accounting principles, net of income tax			(219)		(219)		(219)
Dividends to MetLife, Inc.			(3,476)		(3,476)		(3,476)
Change in equity of noncontrolling interests					—	150	150
Net income (loss)			3,494		3,494	(9)	3,485
Other comprehensive income (loss), net of income tax				878	878		878
Balance at December 31, 2024	5	12,475	7,444	(5,994)	13,930	504	14,434
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025				(1,074)	(1,074)		(1,074)
Dividends to MetLife, Inc.			(2,332)		(2,332)		(2,332)
Change in equity of noncontrolling interests					—	116	116
Net income (loss)			1,565		1,565	(6)	1,559
Other comprehensive income (loss), net of income tax				1,832	1,832		1,832
Balance at December 31, 2025	$5	$12,475	$6,677	$(5,236)	$13,921	$614	$14,535
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$1,559	$3,485	$1,135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	126	139	124
Amortization of premiums and accretion of discounts associated with investments, net	(900)	(820)	(858)
(Gains) losses on investments and from sales of businesses, net	992	447	1,353
(Gains) losses on derivatives, net	1,428	1,018	2,461
(Income) loss from equity method investments, net of dividends or distributions	509	481	1,098
Interest credited to policyholder account balances	3,984	3,751	3,623
Universal life and investment-type product policy fees	(1,168)	(1,153)	(1,175)
Change in fair value option securities	72	(170)	39
Change in accrued investment income	(130)	1	(146)
Change in premiums, reinsurance and other receivables	83	350	(992)
Change in market risk benefits	(120)	(688)	(455)
Change in deferred policy acquisition costs and value of business acquired, net	167	169	452
Change in income tax	(343)	(159)	(267)
Change in other assets	22	(23)	(77)
Change in insurance-related liabilities and policy-related balances	2,621	(493)	(1,546)
Change in other liabilities	(37)	(53)	84
Other, net	106	248	(18)
Net cash provided by (used in) operating activities	8,971	6,530	4,835
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	31,297	29,435	30,090
Equity securities	64	97	104
Mortgage loans	10,443	7,498	6,129
Real estate and real estate joint ventures	321	638	354
Other limited partnership interests	677	687	415
Short-term investments	6,784	5,633	7,271
Purchases and originations of:
Fixed maturity securities available-for-sale	(38,678)	(29,188)	(27,700)
Equity securities	(41)	(49)	(162)
Mortgage loans	(6,617)	(5,642)	(6,087)
Real estate and real estate joint ventures	(471)	(684)	(931)
Other limited partnership interests	(501)	(508)	(715)
Short-term investments	(6,428)	(5,050)	(7,438)
Cash received in connection with freestanding derivatives	1,019	829	1,628
Cash paid in connection with freestanding derivatives	(1,772)	(1,716)	(2,998)
Receipts on loans to affiliates	—	—	100
Net change in policy loans	5	70	58
Net change in other invested assets	618	(230)	6
Other, net	122	49	43
Net cash provided by (used in) investing activities	$(3,158)	$1,869	$167
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from financing activities
Policyholder account balances - deposits	$79,862	$72,004	$69,794
Policyholder account balances - withdrawals	(82,291)	(75,712)	(72,788)
Net change in payables for collateral under securities loaned and other transactions	427	(519)	(2,381)
Long-term debt issued	—	—	210
Long-term debt repaid	(511)	(245)	—
Derivatives with certain financing elements and other derivative-related transactions, net	38	(66)	24
Dividends paid to MetLife, Inc.	(2,332)	(3,476)	(2,471)
Other, net	109	96	(2)
Net cash provided by (used in) financing activities	(4,698)	(7,918)	(7,614)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	6	(5)	2
Change in cash and cash equivalents	1,121	476	(2,610)
Cash and cash equivalents, beginning of year	7,271	6,795	9,405
Cash and cash equivalents, end of year	$8,392	$7,271	$6,795
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$107	$126	$131
Income tax	$549	$495	$374
Non-cash transactions:
Funds withheld liabilities established in connection with reinsurance transactions	$7,333	$—	$—
Fixed maturity securities available-for-sale disposed of in connection with a reinsurance transaction	$—	$—	$6,527
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$6,125	$1,776	$1,113
Fixed maturity securities available-for-sale received from an affiliate	$—	$—	$502
Mortgage loans disposed of in connection with a reinsurance transaction	$—	$—	$110
Real estate and real estate joint ventures acquired in satisfaction of debt	$216	$313	$34
Short-term investments received in connection with pension risk transfer transactions	$102	$—	$—
Other invested assets received in connection with the sale of other limited partnership interests	$17	$299	$—
Investment in affiliated unsecured note received in exchange for investment in affiliated preferred stock	$—	$152	$—
Policyholder account balances received in connection with affiliated reinsurance transactions	$—	$—	$502
Consolidation of real estate and real estate joint ventures:
Increase in real estate and real estate joint ventures	$181	$—	$—
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of insurance, annuities and employee benefits. In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, Retirement and Income Solutions (“RIS”) and MetLife Holdings) to a single reportable segment to align with MetLife’s strategic initiatives, and the manner in which the chief operating decision maker (“CODM”) evaluates the performance of the business and allocates resources. This change was applied retrospectively for all years presented. Accordingly, certain products have been reclassified within the product rollforwards for the year ended December 31, 2025. The foregoing changes did not impact prior period consolidated net income (loss). See Note 2 for further information. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
The Company uses either the equity method of accounting or the fair value option (“FVO”) for its investments in real estate joint ventures (“REJVs”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Effective January 1, 2025, an operating joint venture engaged in insurance underwriting activities, for which the Company uses the equity method of accounting, adopted the accounting pronouncement related to targeted improvements to the accounting for long-duration contracts. See Note 15 for further information.
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
The Company reports separate account assets at their fair value which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations. Separate accounts credited with a contractual investment return are not reported as separate account assets and liabilities and are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.
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
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfer and longevity reinsurance solutions contracts, each of which is generally considered its own cohort. Contracts from different subsidiaries or branches, issue years, benefit currencies and product types are not grouped together in the same cohort.
Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. A net premium ratio (“NPR”) approach is utilized. Under this NPR approach, net premiums are calculated as the portion of gross premiums required to fund expected insurance benefits and claim settlement expenses. The NPR used to accrue the FPB in each period is determined by using the historical experience and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical experience and present value of expected future gross premiums for the cohort.
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
amount of premiums to be collected for a cohort. The principal inputs used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the LDTI Transition Date or inception (for contracts sold after the LDTI Transition Date). The resulting remeasurement (gain) loss is recorded through net income and reflects the impact of the change in the NPR as of the end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the LDTI Transition Date for contracts issued prior to the LDTI Transition Date) to the beginning of the quarter. Changes in the NPR during the quarter are based on any variance between actual experience during the quarter and the assumptions used as of the beginning of the quarter, along with any changes to assumptions during the quarter. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
The present value of future expected benefits and claim settlement expenses and the present value of future expected net premiums are calculated based on a current upper-medium grade discount rate.
The Company generally interprets the upper-medium grade discount rate to be a rate comparable to that of a corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate for the products that are included in the disaggregated rollforwards in Note 3 which are issued in the United States (“U.S.”) is determined by using observable market data, including published single A base curves. The last liquid point on the upper-medium grade discount curve grades to an ultimate forward rate, which is derived using assumptions of economic growth, inflation, and a long-term upper-medium grade spread.
The NPR and the change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the LDTI Transition Date, a cohort level locked-in discount rate was developed that reflected the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the LDTI Transition Date, the locked in discount rate for each cohort represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort. This amortization of the DPL is recorded through net income within policyholder benefits and claims. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in net income to the extent that the flooring relates to the FPBs discounted at the locked-in discount rate or reported in OCI to the extent that it relates to changes in the current upper-medium grade discount rate.
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
Additional Insurance Liabilities
Liabilities for universal and variable universal life policies with secondary guarantees (“ULSG”) and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments. The additional insurance liabilities are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity and bond indices, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The resulting adjustments are recorded as policyholder liability remeasurement (gains) losses in the statement of operations reflecting the impact on the change in the ratio of benefits payable to total assessments over the life of the contract based on experience at the end of the quarter applied to the cumulative assessments received as of the beginning of the quarter.
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
Policyholder Account Balances
Policyholder account balances (“PABs”) represent the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder and interest credited to the policyholder’s account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for certain structured settlement and institutional income annuities, and other contracts that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. Certain contracts may have multiple contract features that guarantee benefits. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.
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
The Company generally uses an attributed fee approach to value MRBs, where the attributed fee is determined at contract inception by estimating the fair value of expected future benefits and the expected future fees. The attributed fee

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
percentage is the portion of the expected future fees from contractholders deemed necessary at contract inception to fund all future expected benefits. This typically results in a zero fair value for the MRB at inception. The estimated fair value of the expected future benefits is estimated using a stochastically-generated set of risk-neutral scenarios. Once calculated, the attributed fee percentage is fixed and does not change over the life of the contract. All fees due from contractholders (or payable to reinsurers in the case of ceded MRBs) in excess of the attributed fees are reported in universal life and investment-type product policy fees. The valuation of these MRBs also includes an adjustment for the Company’s (or counterparty’s in the case of ceded MRBs) nonperformance risk and risk margins for non-capital market inputs.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, premiums received in advance, unearned revenue (“UREV”) liabilities, obligations assumed under structured settlement assignments, policyholder dividends due and unpaid and policyholder dividends left on deposit.
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, and dental claims. In addition, other policy-related balances include claims which have been reported but not yet settled for death, disability, and dental. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
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
Deposits related to universal life and investment-type products are credited to PABs. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. All fees due from contractholders (or payable to reinsurers in the case of ceded MRBs) in excess of the attributed fees on contracts with MRBs are reported in universal life and investment-type product policy fees. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related PABs.
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
DAC and VOBA for most long-duration products are amortized on a constant-level basis that approximates straight-line amortization on an individual contract basis. The DAC and VOBA related to the Company’s annuity products are amortized over expected benefit payments, and for all other long-duration products are generally amortized in proportion to policy count. For short-duration products, DAC and VOBA are amortized in proportion to actual and expected future earned premiums.
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
The reinsurance recoverable for traditional non-participating and limited-payment contracts is generally measured using a net premium methodology to accrue the projected net gain or loss on reinsurance in proportion to the gross premiums of the underlying reinsured cohorts and is updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The locked-in discount rate used to measure changes in the reinsurance recoverable recorded in net income was established at the LDTI Transition Date, or at the inception of the reinsurance coverage for reinsurance agreements entered into subsequent to the LDTI Transition Date. The reinsurance recoverable is remeasured to an upper-medium grade discount rate through OCI at each reporting date, similar to the underlying reinsured contracts. The reinsurance recoverable for other long-duration contracts and associated contract features is measured using assumptions and methods generally consistent with the underlying direct policies, except that for reinsured MRBs, the entire change in fair value is recognized in net income each reporting period.
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
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of certain reinsurance agreements. The Company withholds the funds rather than transferring the underlying investments and, as a result, records the funds withheld liability. The Company recognizes interest expense on funds withheld, included in other expenses, at a risk free rate. Certain of these funds withheld liabilities have embedded derivatives that are carried at estimated fair value, with changes in estimated fair value reported in net derivative gains (losses).
Premiums, fees, policyholder liability remeasurement (gains) losses, policyholder benefits and claims, and market risk benefit remeasurement (gains) losses include amounts assumed under reinsurance agreements and are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Investments
Net Investment Income
Net investment income primarily includes interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes: (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for FVO securities.
Net Investment Gains (Losses)
Net investment gains (losses) primarily include (i) realized gains (losses) from sales and other disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes and, to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL include both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and certain leases, and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain OLPI and REJV.
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products” in Note 10. The amortization of premium and accretion of discount also take into consideration call and maturity dates. Generally, the accrual of income is ceased and accrued investment income that is considered uncollectible is recognized as a charge within net investment gains (losses) when securities are impaired.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss” in Note 10.

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
The Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase or origination based on expected lifetime credit loss on mortgage loans, in an amount that represents the portion of the amortized cost basis of such mortgage loans that the Company does not expect to collect.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs of mortgage loan balances not considered collectible upon the realization of a credit loss, for commercial, agricultural and residential mortgage loans, typically through foreclosure. The charge-off is recorded in net investment gains (losses), net of amounts recognized in ACL. Cash recoveries on principal amounts previously charged off are generally reported in net investment gains (losses). Upon foreclosure, the mortgage is de-recognized, the collateral received is recognized at fair value, and any difference between the net carrying value of the mortgage loan and the fair value of the collateral received is recognized within net investment gains (losses).
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
Real Estate
Real estate is stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis without any provision for salvage value, over the estimated useful life of the asset (typically up to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate for impairment and tests for recoverability when the carrying value of the real estate exceeds its estimated fair value and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Properties whose carrying values are greater than their estimated undiscounted cash flows are written down to their estimated fair value.
Real estate for which the Company commits to a plan to sell within one year and actively markets that real estate in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale. The Company ceases depreciation on real estate that is classified as held-for-sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less estimated disposition costs.
REJV and OLPI
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
The Company accounts for its interest in REJV and OLPI investments in which it has virtually no influence over the investee’s operations at estimated fair value. Unrealized gains (losses), representing changes in estimated fair value of these investments, are recognized in earnings within net investment gains (losses). Due to the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting guidance.
The Company consolidates REJV and OLPI investments when it holds a controlling financial interest, or it is deemed the primary beneficiary of an investee that is a VIE. Assets of certain consolidated REJVs and OLPI are initially recorded at estimated fair value. The Company elects the FVO for certain REJVs that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for REJV and OLPI investments recorded at estimated fair value are recognized in net investment income.
The Company routinely evaluates its equity method investments for impairment when the carrying value of the investment exceeds its fair value and when events or changes in circumstances indicate that the carrying amount may not be recoverable. When it is determined an equity method investment has had a loss in value that is other than temporary, an impairment is recognized and charged to net investment gains (losses).
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
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Other Invested Assets
Other invested assets consist principally of the following:
•Freestanding derivatives with positive estimated fair values, the accounting for which is described in “— Derivatives” below.
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
•Company-owned life insurance policies (“COLI”) are carried at cash surrender value.
•FVO securities are primarily investments in fixed maturity securities held-for-investment that are managed on a total return basis where the FVO has been elected, with changes in estimated fair value included in net investment income.
•Tax equity investments include low income housing tax credit partnerships and renewable energy investments which derive a significant source of the investment returns in the form of income tax credits or other tax incentives. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit). Tax equity investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. See Note 18.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except that economic hedges of FVO securities which are linked to equity indices are reported in net investment income.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability in OCI and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
Employee Benefit Plans
The Company sponsors a nonqualified defined benefit pension plan covering eligible MetLife employees. A December 31 measurement date is used for the Company’s defined benefit pension plan.
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
Other Accounting Policies
Stock-Based Compensation
The Company does not issue any awards payable in its common stock or options to purchase its common stock. MetLife, Inc. grants certain employees stock-based compensation awards under various plans, subject to vesting conditions. In accordance with a services agreement with an affiliate, the Company bears a proportionate share of stock-based compensation expense. The Company’s expense related to stock-based compensation included in other expenses was $39 million, $56 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment are determined using the straight-line method over the estimated useful lives of the assets, generally ranging from four to 40 years. Leasehold improvements are amortized over the shorter of the remaining lease term or useful life up to 20 years. The cost basis of the property, equipment and leasehold improvements was $647 million and $800 million at December 31, 2025 and 2024, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $605 million and $746 million at December 31, 2025 and 2024, respectively.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. ROU assets are recognized based on the corresponding lease liabilities adjusted for qualifying initial direct costs and prepaid or accrued lease payments, reduced by lease incentives received. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option.
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
Other revenues primarily include fees related to service contracts from customers for prepaid legal plans and administrative services-only (“ASO”) contracts, as well as recordkeeping and administrative services. Substantially all of the revenues from these services are recognized over time as the applicable services are provided or are made available to the customers. The revenues recognized include variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and interest on ceded reinsurance deposit assets. These amounts are recognized as earned.
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
For the 2025 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $117 million at both December 31, 2025 and 2024.

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
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Among other things, the amendments require that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).
		Effective for annual periods beginning January 1, 2025, applied on a prospective basis.	The Company has included the enhanced disclosures within Note 18.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The key amendments include expanding the population of acquired financial assets that are accounted for using the gross-up approach by creating a new category of assets called purchased seasoned loans (“PSLs”), which will be accounted for using the gross-up approach. The day-1 expected credit losses on PSLs are now reflected as an adjustment to the amortized cost basis rather than an expense.	Effective for annual and interim periods beginning January 1, 2027, to be applied prospectively (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The key amendments remove all references to prescriptive and sequential software development project stages and require that an entity capitalize software costs when both: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.
		Effective for annual and interim periods beginning January 1, 2028, to be applied either prospectively, retrospectively, or using a modified transition approach (with early adoption permitted as of the beginning of an annual reporting period).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date
The key amendments require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses is also required.
Effective for annual periods beginning January 1, 2027, and
interim periods beginning January 1, 2028, to be applied prospectively with an option for retrospective application (with early adoption permitted).
The Company is evaluating the impact of the guidance on its consolidated financial statements.
2. Segment Information
In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, RIS and MetLife Holdings) to a single reportable segment and changed the measure used to evaluate segment profitability from adjusted earnings to net income. See Note 1. The CODM is the Company’s chief executive officer, who evaluates performance and decides how to allocate resources based on net income as reported on the consolidated statements of operations. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s consolidated statements of operations, and there are no other segment expenses at a more disaggregated level used by the CODM. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Life insurance	$14,721	$14,753	$14,721
Accident & health insurance	11,274	10,952	10,460
Annuities	7,378	4,678	2,412
Other	459	453	462
Total	$33,832	$30,836	$28,055
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one customer were $3.6 billion, $3.7 billion and $3.6 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2025, 2024 or 2023.
3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated DPLs, additional insurance liabilities, participating life and short-duration contracts.
The Company’s FPBs on the consolidated balance sheets were as follows at:

	December 31,
	2025	2024 (1)
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$57,127	$47,551
Long-term care	15,224	14,537
Deferred Profit Liabilities:
Annuities	3,075	3,086
Additional Insurance Liabilities:
Universal and variable universal life	2,127	1,969
Participating life	41,624	42,663
Other long-duration (2)	6,313	6,300
Short-duration and other	10,942	10,513
Total	$136,432	$126,619
__________________
(1)See Note 2 for information on the Company’s reorganization to a single segment.
(2)This balance represents liabilities for various smaller product lines.
Rollforwards - Traditional and Limited-Payment Contracts
The following information about the direct and assumed liability for FPBs includes disaggregated rollforwards of expected future net premiums and expected future benefits. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits (continued)
rollforwards and accompanying financial information do not include a reduction for amounts ceded to reinsurers, except with respect to ending net liability for FPB balances where applicable. See Note 8 for further information regarding the impact of reinsurance on the consolidated balance sheets and the consolidated statements of operations.
Annuities
The Company’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain pension risk transfers on a modified coinsurance basis. Information regarding these products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	(22)	(16)	(44)
Adjusted balance	(22)	(16)	(44)
Issuances	10,582	3,557	1,607
Net premiums collected	(10,560)	(3,541)	(1,563)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$47,910	$48,886	$48,190

Balance at January 1, at original discount rate	$49,191	$47,991	$49,194
Effect of changes in cash flow assumptions (1)	(67)	(234)	(193)
Effect of actual variances from expected experience (2)	(30)	(90)	(411)
Adjusted balance	49,094	47,667	48,590
Issuances	10,983	3,578	1,642
Interest accrual	2,506	2,421	2,377
Benefit payments	(4,687)	(4,475)	(4,618)
Balance at December 31, at original discount rate	57,896	49,191	47,991
Effect of changes in discount rate assumptions	(450)	(1,281)	895
Balance at December 31, at current discount rate at balance sheet date	57,446	47,910	48,886

Cumulative amount of fair value hedging adjustments	(319)	(359)	(191)
Net liability for FPBs	57,127	47,551	48,695
Less: Reinsurance recoverables	4,308	—	—
Net liability for FPBs, net of reinsurance	$52,819	$47,551	$48,695

Undiscounted - Expected future benefit payments	$106,011	$93,692	$93,959
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$57,446	$47,910	$48,886
Weighted-average duration of the liability	8 years	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.8%	5.1%	5.0%
Weighted-average current discount rate at balance sheet date	5.4%	5.6%	5.1%
__________________
(1)    For the year ended December 31, 2025, the net effect of changes in cash flow assumptions was substantially offset by the corresponding impact in DPL associated with the Company’s annuity products of $63 million. For the year ended December 31, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the Company’s annuity products of $112 million. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the Company’s annuity products of $136 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits (continued)
(2)    For the year ended December 31, 2025, the net effect of actual variances from expected experience was more than offset by the corresponding impact in DPL associated with the Company’s annuity products of $20 million. For the year ended December 31, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Company’s annuity products of $39 million. For the year ended December 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the Company’s annuity products of $269 million.
For each of the years ended December 31, 2024 and 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.
For the year ended December 31, 2024, the net effect of actual variances from expected experience was primarily driven by favorable mortality. For the year ended December 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality, an amendment of an affiliated reinsurance agreement and model refinements.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the year ended December 31, 2025, the Company incurred a loss at issue of $397 million. The loss at issue was partially offset by a deferred gain on ceded reinsurance which will be amortized over the life of the reinsurance agreement. For the year ended December 31, 2024, the Company recognized a net remeasurement gain related to the net effect of changes in cash flow assumptions.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the Company’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits (continued)
Long-term Care
The Company’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$5,475	$5,687	$5,775

Balance at January 1, at original discount rate	$5,568	$5,566	$5,807
Effect of changes in cash flow assumptions	68	212	(152)
Effect of actual variances from expected experience	159	74	199
Adjusted balance	5,795	5,852	5,854
Interest accrual	284	285	294
Net premiums collected	(564)	(569)	(582)
Balance at December 31, at original discount rate	5,515	5,568	5,566
Effect of changes in discount rate assumptions	33	(93)	121
Balance at December 31, at current discount rate at balance sheet date	$5,548	$5,475	$5,687

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$20,012	$20,927	$19,619

Balance at January 1, at original discount rate	$21,024	$20,494	$20,165
Effect of changes in cash flow assumptions	66	205	(190)
Effect of actual variances from expected experience	213	84	223
Adjusted balance	21,303	20,783	20,198
Interest accrual	1,115	1,089	1,070
Benefit payments	(928)	(848)	(774)
Balance at December 31, at original discount rate	21,490	21,024	20,494
Effect of changes in discount rate assumptions	(718)	(1,012)	433
Balance at December 31, at current discount rate at balance sheet date	20,772	20,012	20,927

Net liability for FPBs	$15,224	$14,537	$15,240

Undiscounted:
Expected future gross premiums	$10,382	$10,644	$10,603
Expected future benefit payments	$44,696	$44,981	$45,016
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,001	$6,966	$7,139
Expected future benefit payments	$20,772	$20,012	$20,927
Weighted-average duration of the liability	13 years	14 years	15 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.8%	5.2%
For the year ended December 31, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to future premium rate increases, substantially offset by unfavorable morbidity and policyholder behavior related to lapses. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in assumptions associated with an increase in incidence rates.
For the year ended December 31, 2025, the net effect of actual variances from expected experience was primarily driven by unfavorable morbidity and mortality, partially offset by the expected premium rate increases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Company’s long-term care products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, incidence, claim utilization, claim cost inflation, claim continuance, and premium rate increases.
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
The following information about the direct liability for additional insurance liabilities includes a disaggregated rollforward. The products grouped within the rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies. The adjusted balance in the disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the rollforward and accompanying financial information do not include a reduction for amounts ceded to reinsurers. See Note 8 for further information regarding the impact of reinsurance on the consolidated balance sheets and the consolidated statements of operations.
Universal and Variable Universal Life
The Company’s universal and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2025	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1	$1,969	$1,841	$1,642
Less: AOCI adjustment	(17)	(14)	(63)
Balance, at January 1, before AOCI adjustment	1,986	1,855	1,705
Effect of changes in cash flow assumptions	(19)	(1)	26
Effect of actual variances from expected experience	62	37	16
Adjusted balance	2,029	1,891	1,747
Assessments accrual	92	89	91
Interest accrual	104	97	90
Excess benefits paid	(85)	(91)	(73)
Balance, at December 31, before AOCI adjustment	2,140	1,986	1,855
Add: AOCI adjustment	(13)	(17)	(14)
Balance, at December 31	2,127	1,969	1,841
Less: Reinsurance recoverables	2,127	1,969	1,841
Balance, at December 31, net of reinsurance	$—	$—	$—

Weighted-average duration of the liability	15 years	16 years	17 years
Weighted-average interest accretion rate	5.1%	5.2%	5.2%
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
The Company’s gross premiums or assessments and interest expense recognized in the consolidated statements of operations for long-duration contracts, excluding participating life contracts, were as follows:

	Years Ended December 31,
	2025		2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$10,617	$2,506	$3,617	$2,421	$1,584	$2,377
Long-term care	720	831	724	804	731	776
Deferred Profit Liabilities:
Annuities	N/A	153	N/A	150	N/A	144
Additional Insurance Liabilities:
Universal and variable universal life	345	104	370	97	452	90
Other long-duration	1,180	303	888	306	887	304
Total	$12,862	$3,897	$5,599	$3,778	$3,654	$3,691
__________________
(1)Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2)Interest expense is included in policyholder benefits and claims.
Participating Business
Participating business represented 2% of the Company’s life insurance in-force at both December 31, 2025 and 2024. Participating policies represented 10%, 10% and 11% of gross traditional life insurance premiums for the years ended December 31, 2025, 2024 and 2023, respectively.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by product at December 31, 2025. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities. The information about incurred and paid claims development prior to 2025 is presented as supplementary information.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits (continued)
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2025
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Dollars in millions)
2016	$7,125	$7,085	$7,095	$7,104	$7,105	$7,104	$7,107	$7,109	$7,110	$7,113	$2	221,367
2017		7,432	7,418	7,425	7,427	7,428	7,428	7,432	7,434	7,438	4	263,945
2018			7,757	7,655	7,646	7,650	7,651	7,652	7,659	7,664	5	251,712
2019				7,935	7,900	7,907	7,917	7,914	7,921	7,927	7	253,430
2020					8,913	9,367	9,389	9,384	9,388	9,398	12	298,095
2021						10,555	10,795	10,777	10,783	10,804	25	308,345
2022							9,640	9,653	9,662	9,689	38	259,225
2023								9,584	9,471	9,475	24	246,008
2024									9,909	9,688	55	238,104
2025										9,855	1,185	203,552
Total										89,051
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(85,850)
All outstanding liabilities for incurral years prior to 2016, net of reinsurance										15
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,216

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(In millions)
2016	$5,582	$6,980	$7,034	$7,053	$7,086	$7,096	$7,100	$7,106	$7,109	$7,109
2017		5,761	7,292	7,355	7,374	7,400	7,414	7,427	7,431	7,433
2018			6,008	7,521	7,578	7,595	7,629	7,646	7,652	7,656
2019				6,178	7,756	7,820	7,853	7,898	7,908	7,916
2020					6,862	9,103	9,242	9,296	9,353	9,375
2021						8,008	10,476	10,640	10,689	10,757
2022							7,101	9,399	9,536	9,573
2023								6,929	9,225	9,346
2024									7,282	9,435
2025										7,250
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$85,850
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	75.5%	21.9%	1.1%	0.4%	0.5%	0.2%	0.1%	0.1%	—%	—%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits (continued)
Group Long-term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2025
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Dollars in millions)
2016	$1,131	$1,139	$1,159	$1,162	$1,139	$1,124	$1,123	$1,086	$1,108	$1,104	$—	17,974
2017		1,244	1,202	1,203	1,195	1,165	1,181	1,101	1,135	1,131	—	16,330
2018			1,240	1,175	1,163	1,147	1,170	1,102	1,150	1,146	—	15,217
2019				1,277	1,212	1,169	1,177	1,103	1,166	1,161	—	15,427
2020					1,253	1,223	1,155	1,100	1,158	1,161	—	15,820
2021						1,552	1,608	1,477	1,586	1,591	—	19,664
2022							1,641	1,732	1,578	1,557	—	18,408
2023								1,725	1,722	1,719	7	20,301
2024									1,890	1,941	37	18,460
2025										2,057	841	12,601
Total										14,568
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(7,440)
All outstanding liabilities for incurral years prior to 2016, net of reinsurance										1,463
Total unpaid claims and claim adjustment expenses, net of reinsurance										$8,591

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(In millions)
2016	$49	$267	$433	$548	$628	$696	$750	$769	$839	$871
2017		56	290	476	579	655	719	718	812	848
2018			54	314	497	594	666	663	775	817
2019				57	342	522	620	621	764	811
2020					59	355	535	560	706	763
2021						95	505	620	902	1,002
2022							76	609	721	838
2023								84	520	775
2024									98	561
2025										154
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$7,440
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-term Disability	5.2%	24.7%	13.5%	9.1%	6.5%	5.8%	4.7%	4.6%	4.8%	2.9%
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
3. Future Policy Benefits (continued)
a triangle of known data that is used to develop known completion ratios and factors. Claims paid are then subtracted from the estimated ultimate incurred claims to calculate the IBNP liability.
An expense liability is held for the future expenses associated with the payment of IBNP claims (IBNR and pending). This is expressed as a percentage of the underlying claims liability and is based on past experience and the anticipated future expense structure.
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses decreased in 2025 compared to the 2024 incurral year due to lower claim volume. For Group Long-term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2025 compared to the 2024 incurral year due to the growth in the size of the business.
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
The liabilities for Group Long-term Disability unpaid claims and claim adjustment expenses were $7.2 billion and $6.8 billion at December 31, 2025 and 2024, respectively. Using interest rates ranging from 2% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.7 billion and $1.5 billion at December 31, 2025 and 2024, respectively. The amount of interest accretion recognized was $618 million, $464 million and $516 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts were reflected in policyholder benefits and claims.
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
3. Future Policy Benefits (continued)
Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claims adjustment expenses on the consolidated balance sheet was as follows at:

	December 31, 2025
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
Group Life - Term	$3,216
Group Long-term Disability	8,591
Total		$11,807
Other insurance lines		749
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		12,556

Reinsurance recoverables on unpaid claims:
Group Life - Term	6
Group Long-term Disability	295
Total		301
Other insurance lines		27
Total reinsurance recoverable on unpaid claims		328
Total unpaid claims and allocated claims adjustment expense		12,884
Discounting		(1,716)
Liability for unpaid claims and claim adjustment liabilities - short-duration		11,168
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		788
Total liability for unpaid claims and claim adjustment expense (includes $7.3 billion of FPBs and $4.6 billion of other policy-related balances)		$11,956
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$11,698	$11,609	$11,300
Less: Reinsurance recoverables	2,004	1,740	1,633
Net balance at January 1,	9,694	9,869	9,667
Incurred related to:
Current year	20,994	20,371	19,983
Prior years (1)	(188)	(264)	14
Total incurred	20,806	20,107	19,997
Paid related to:
Current year	(15,358)	(15,047)	(14,484)
Prior years	(5,132)	(5,235)	(5,311)
Total paid	(20,490)	(20,282)	(19,795)
Net balance at December 31,	10,010	9,694	9,869
Add: Reinsurance recoverables	1,946	2,004	1,740
Balance at December 31,	$11,956	$11,698	$11,609
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Future Policy Benefits (continued)
(1)For the years ended December 31, 2025 and 2024, incurred claims and claim adjustment expenses associated with prior years decreased due to favorable claims experience in the respective year. For the year ended December 31, 2023, incurred claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in 2023.
4. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.

The Company’s PABs on the consolidated balance sheets were as follows at:

	December 31, 2025	December 31, 2024 (1)
	(In millions)
Life	$10,197	$7,469
Capital markets investment products and stable value guaranteed interest contracts (“GICs”)	59,278	57,799
Annuities and risk solutions	15,671	11,673
Fixed and variable annuities	5,788	9,513
Other	13,157	15,686
Total	$104,091	$102,140
__________________
(1)See Note 2 for information on the Company’s reorganization to a single segment.
Rollforwards
The following information about the direct and assumed liability for PABs includes year-to-date disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies. Policy charges presented in each disaggregated rollforward reflect a premium and/or assessment based on the account balance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
Life
The life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$7,469	$7,605	$7,954
Transfer, January 1 (1)	3,084	—	—
Deposits	3,668	3,481	3,227
Policy charges	(669)	(658)	(635)
Surrenders and withdrawals	(3,607)	(3,132)	(3,121)
Benefit payments	(9)	(13)	(12)
Net transfers from (to) separate accounts	1	(3)	—
Interest credited	260	189	192
Balance at December 31,	$10,197	$7,469	$7,605

Weighted-average annual crediting rate	2.5%	2.5%	2.5%

At period end:
Cash surrender value	$10,128	$7,407	$7,543
Net amount at risk, excluding offsets from reinsurance:
In the event of death (2)	$265,192	$263,198	$250,033
__________________
(1)Reported balances for the year ended December 31, 2025 have been updated to include a product previously not included in the disaggregated rollforward. See Note 1.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$503	$—	$661	$4,141	$5,305
Equal to or greater than 2% but less than 4%	3,923	98	79	—	4,100
Equal to or greater than 4%	679	25	3	53	760
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	32
Total	$5,105	$123	$743	$4,194	$10,197

December 31, 2024
Equal to or greater than 0% but less than 2%	$456	$—	$726	$4,086	$5,268
Equal to or greater than 2% but less than 4%	1,247	100	61	1	1,409
Equal to or greater than 4%	682	—	39	37	758
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	34
Total	$2,385	$100	$826	$4,124	$7,469

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$863	$4,558	$5,421
Equal to or greater than 2% but less than 4%	1,196	9	62	2	1,269
Equal to or greater than 4%	727	1	43	34	805
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	110
Total	$1,923	$10	$968	$4,594	$7,605
Capital Markets Investment Products and Stable Value GICs
The capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements.
In addition, the Company has entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The PAB balances for FHLBNY funding agreements were $12.8 billion at both December 31, 2025 and 2024. These advances are collateralized by residential mortgage-backed securities (“RMBS”) with an estimated fair value of $16.2 billion and $16.4 billion at December 31, 2025 and 2024, respectively. The Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, FHLBNY’s recovery on the collateral is limited to the amount of the Company’s liability to FHLBNY. The PAB balances for the Farmer Mac funding agreements were $2.1 billion at both December 31, 2025 and 2024. The obligations under the Farmer Mac funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The carrying value of such collateral was $2.2 billion at both December 31, 2025 and 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
Information regarding the capital markets investment products and stable value GICs in PABs was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$57,799	$58,554	$58,508
Deposits	72,607	65,802	62,605
Surrenders and withdrawals	(74,924)	(67,924)	(65,444)
Interest credited	2,147	2,190	1,907
Effect of foreign currency translation and other, net	1,649	(823)	978
Balance at December 31,	$59,278	$57,799	$58,554

Weighted-average annual crediting rate	3.7%	3.8%	3.3%
Cash surrender value at period end	$1,042	$1,524	$1,583
The capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,435	$2,435
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,843
Total	$—	$—	$—	$2,435	$59,278

December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,675	$2,675
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	55,124
Total	$—	$—	$—	$2,675	$57,799

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,621	$2,622
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	55,932
Total	$—	$—	$1	$2,621	$58,554

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The annuity and risk solutions PABs include certain structured settlements and institutional income annuities, group fixed deferred annuities, the fixed account portion of group variable deferred annuities, registered index-linked annuities and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$11,673	$10,650	$10,244
Transfer, January 1 (1)	3,109	—	—
Deposits	1,614	1,776	850
Policy charges	(137)	(123)	(160)
Surrenders and withdrawals	(657)	(518)	(215)
Benefit payments	(679)	(576)	(547)
Net transfers from (to) separate accounts	64	27	53
Interest credited	625	472	427
Other	59	(35)	(2)
Balance at December 31,	$15,671	$11,673	$10,650

Weighted-average annual crediting rate	4.2%	4.3%	4.2%

At period end:
Cash surrender value	$10,949	$7,462	$6,798
Net amount at risk, excluding offsets from reinsurance:
In the event of death (2)	$33,211	$33,128	$33,148
At annuitization or exercise of other living benefits (3)	$17	N/A	N/A
__________________
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,588	$2,596
Equal to or greater than 2% but less than 4%	404	2,269	472	51	3,196
Equal to or greater than 4%	3,695	—	304	6	4,005
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,874
Total	$4,099	$2,269	$784	$2,645	$15,671

December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$11	$2,083	$2,094
Equal to or greater than 2% but less than 4%	195	32	357	28	612
Equal to or greater than 4%	3,623	—	165	6	3,794
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,173
Total	$3,818	$32	$533	$2,117	$11,673

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,490	$1,510
Equal to or greater than 2% but less than 4%	249	34	7	432	722
Equal to or greater than 4%	3,607	—	165	5	3,777
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	4,641
Total	$3,856	$34	$192	$1,927	$10,650

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
Fixed and Variable Annuities
The fixed and variable annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$9,513	$10,888	$12,598
Transfer, January 1 (1)	(3,109)	—	—
Deposits	97	153	172
Policy charges	(9)	(11)	(12)
Surrenders and withdrawals	(875)	(1,609)	(1,916)
Benefit payments	(300)	(382)	(408)
Net transfers from (to) separate accounts	280	146	72
Interest credited	187	318	359
Other	4	10	23
Balance at December 31,	$5,788	$9,513	$10,888

Weighted-average annual crediting rate	3.1%	3.2%	3.1%

At period end:
Cash surrender value	$5,252	$8,891	$10,181
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death (3)	$2,240	$2,540	$2,821
At annuitization or exercise of other living benefits (4)	$663	$709	$646
__________________
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1.
(2)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs which are disclosed in “Annuities” in Note 5.
(3)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date
(4)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
4. Policyholder Account Balances (continued)
The fixed and variable annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$50	$1	$483	$174	$708
Equal to or greater than 2% but less than 4%	2,547	1,594	262	62	4,465
Equal to or greater than 4%	114	177	—	—	291
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	324
Total	$2,711	$1,772	$745	$236	$5,788

December 31, 2024
Equal to or greater than 0% but less than 2%	$2	$140	$441	$75	$658
Equal to or greater than 2% but less than 4%	1,639	5,669	519	107	7,934
Equal to or greater than 4%	392	151	6	—	549
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	372
Total	$2,033	$5,960	$966	$182	$9,513

December 31, 2023
Equal to or greater than 0% but less than 2%	$36	$307	$378	$252	$973
Equal to or greater than 2% but less than 4%	1,033	7,197	454	202	8,886
Equal to or greater than 4%	426	145	27	—	598
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	431
Total	$1,495	$7,649	$859	$454	$10,888
5. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the consolidated balance sheets were as follows at:

	December 31,
	2025			2024 (1)
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Annuities	$216	$2,043	$1,827	$231	$2,300	$2,069
Other	41	158	117	15	39	24
Total	$257	$2,201	$1,944	$246	$2,339	$2,093
__________________
(1)See Note 2 for information on the Company’s reorganization to a single segment.
Rollforwards
The following information about the direct and assumed liabilities (assets) for MRBs includes a disaggregated rollforward. The products grouped within this rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
5. Market Risk Benefits (continued)
The Company’s variable annuity products offer contract features whereby the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantee contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. Information regarding the Company’s variable annuity products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1, (1)	$2,069	$2,702	$3,071

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,026	$2,741	$3,164
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	(191)	—	—
Attributed fees collected	257	295	315
Benefit payments	(92)	(89)	(57)
Effect of changes in interest rates	(171)	(717)	(156)
Effect of changes in capital markets	(450)	(431)	(734)
Effect of changes in equity index volatility	—	39	(120)
Actual policyholder behavior different from expected behavior	192	180	115
Effect of changes in future expected policyholder behavior and other assumptions	(13)	19	9
Effect of foreign currency translation and other, net (2)	206	45	219
Effect of changes in risk margin	(22)	(56)	(14)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,742	2,026	2,741
Cumulative effect of changes in the instrument-specific credit risk	85	43	(39)
Net balance at December 31,	1,827	2,069	2,702
Less: Reinsurance recoverable	285	—	—
Balance at December 31,	$1,542	$2,069	$2,702

At period end:
Net amount at risk, excluding offsets from hedging (3):
In the event of death (4)	$2,240	$2,540	$2,821
At annuitization or exercise of other living benefits (5)	$663	$709	$646
Weighted-average attained age of contractholders:
In the event of death (4)	72 years	71 years	70 years
At annuitization or exercise of other living benefits (5)	71 years	70 years	70 years
__________________
(1)A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1.
(2)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
(3)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs, which are disclosed in “Fixed and Variable Annuities” in Note 4.
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

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1, (1)	$24	$(1)	$25

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$29	$2	$34
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	191	—	—
Attributed fees collected	16	2	2
Benefit payments	(1)	—	—
Effect of changes in interest rates	(68)	(23)	(9)
Effect of changes in capital markets	(34)	—	—
Actual policyholder behavior different from expected behavior	(5)	—	(26)
Effect of changes in future expected policyholder behavior and other assumptions	(2)	1	1
Effect of foreign currency translation and other, net	14	47	—
Effect of changes in risk margin	(2)	—	—
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	138	29	2
Cumulative effect of changes in the instrument-specific credit risk	(21)	(5)	(3)
Balance at December 31,	$117	$24	$(1)
__________________
(1)A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1.

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
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $51.4 billion and $54.1 billion at December 31, 2025 and 2024, respectively, for which the contractholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the contractholder which totaled $22.1 billion and $25.1 billion at December 31, 2025 and 2024, respectively. The latter category consisted primarily of GICs. The average interest rate credited on these contracts was 2.5% and 2.6% at December 31, 2025 and 2024, respectively.
Separate Account Liabilities
The Company’s separate account liabilities on the consolidated balance sheets were as follows at:

	December 31, 2025	December 31, 2024 (1)
	(In millions)
Stable value and risk solutions	$27,605	$32,761
Group annuities	18,099	11,001
Variable annuities	19,554	27,766
Other	8,253	7,674
Total	$73,511	$79,202
__________________
(1)See Note 2 for information on the Company’s reorganization to a single segment.
Rollforwards
The following information about the separate account liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies.
The separate account liabilities are primarily comprised of the following: Stable value and risk solutions contracts, participating and non-participating group annuity contracts and variable annuities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
6. Separate Accounts (continued)
The balances of and changes in separate account liabilities were as follows:

	Stable Value and Risk Solutions	Group Annuities	Variable Annuities
	(In millions)
Balance, January 1, 2023	$43,249	$11,694	$28,443
Premiums and deposits	1,643	175	256
Policy charges	(232)	(21)	(608)
Surrenders and withdrawals	(11,087)	(944)	(2,942)
Benefit payments	(95)	—	(464)
Investment performance	2,241	774	4,548
Net transfers from (to) general account	(56)	3	(73)
Other	(101)	(22)	2
Balance, December 31, 2023	$35,562	$11,659	$29,162
Premiums and deposits	1,655	145	235
Policy charges	(218)	(21)	(602)
Surrenders and withdrawals	(5,376)	(918)	(3,782)
Benefit payments	(87)	—	(491)
Investment performance	1,301	83	3,399
Net transfers from (to) general account	(28)	—	(146)
Other	(48)	53	(9)
Balance, December 31, 2024	$32,761	$11,001	$27,766
Transfer, January 1 (1)	—	6,926	(6,926)
Premiums and deposits	1,483	246	66
Policy charges	(204)	(107)	(467)
Surrenders and withdrawals	(6,574)	(1,579)	(2,588)
Benefit payments	(129)	(41)	(420)
Investment performance	2,197	1,783	2,406
Net transfers from (to) general account	18	(81)	(281)
Other (2)	(1,947)	(49)	(2)
Balance, December 31, 2025	$27,605	$18,099	$19,554

Cash surrender value at December 31, 2023 (3)	$30,841	N/A	$29,016
Cash surrender value at December 31, 2024 (3)	$28,089	N/A	$27,640
Cash surrender value at December 31, 2025 (1), (3)	$24,865	$6,960	$19,465
_______________
(1)    A product previously reported within Variable Annuities has been moved to Group Annuities. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1.
(2)    Other for stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(3)    Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements  — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	December 31,
	2025	2024
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$8,645	$9,865
Public utilities	1,010	1,075
Municipals	265	219
Corporate bonds	7,426	8,543
Total bonds	17,346	19,702
Mortgage-backed securities	7,640	8,842
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	1,976	1,904
Redeemable preferred stock	8	8
Total fixed maturity securities	26,970	30,456
Equity securities	2,775	2,726
Mutual funds (1):
Bond funds	3,050	3,203
Equity funds	20,637	20,345
Balanced funds	172	139
Other	15,068	15,725
Total mutual funds	38,927	39,412
Other invested assets	1,152	1,268
Total investments	69,824	73,862
Other assets	3,687	5,340
Total	$73,511	$79,202
__________________
(1)Mutual fund balances are presented by fund type. Prior year amounts, previously presented in the aggregate, have been reclassified to conform to the current year presentation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
DAC and VOBA
Information regarding total DAC and VOBA was as follows:

	Years Ended December 31,
	2025	2024 (1)	2023 (1)
	(In millions)
DAC (2):
Balance at January 1,	$3,124	$3,291	$3,741
Capitalizations	109	110	118
Amortization	(263)	(277)	(296)
Other (3)	(115)	—	(272)
Balance at December 31,	$2,855	$3,124	$3,291

Total DAC and VOBA:
Balance at December 31, 2023			$3,305
Balance at December 31, 2024			$3,136
Balance at December 31, 2025			$2,865
__________________
(1)See Note 2 for information on the Company’s reorganization to a single segment.
(2)Includes DAC balances primarily related to whole life, variable annuities, disability income, term life, long-term care, and universal life products.
(3)Includes activity for total DAC ceded at the date of inception related to a reinsurance agreement.
Significant Methodologies and Assumptions
The Company amortizes DAC and VOBA related to long-duration contracts over the estimated lives of the contracts in proportion to benefits in-force for annuities and policy count for all other products. The amortization amount is calculated using the same cohorts as the corresponding liabilities on a quarterly basis, using an amortization rate that includes current period reporting experience and end of period persistency and longevity assumptions that are consistent with those used to measure the corresponding liabilities.
The Company amortizes DAC for short-duration contracts, which is primarily comprised of commissions and certain underwriting expenses, in proportion to actual and future earned premium over the applicable contract term.
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
VODA and VOCRA:
Balance at January 1,	$71	$84	$99
Amortization	(12)	(13)	(15)
Balance at December 31,	$59	$71	$84
Accumulated amortization	$398	$386	$373

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products included in other policy-related balances was as follows:

	Years Ended December 31,
	2025	2024 (1)	2023 (1)
	(In millions)
Balance at January 1,	$19	$21	$245
Deferrals	2	2	35
Amortization	(4)	(4)	(18)
Other (2)	(3)	—	(241)
Balance at December 31,	$14	$19	$21
__________________
(1)     See Note 2 for information on the Company’s reorganization to a single segment.
(2)     Other includes activity for total UREV ceded at the date of inception related to reinsurance agreements.
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
For its group insurance products, the Company generally retains most of the risk, with the exception of its Group Term Life business and certain client arrangements.
The Company reinsures a 90% quota share of its Group Term Life business and a 50% quota share of its Group Dental business for capital management purposes. The Company also reinsures a 90% quota share of its vision business to an affiliate. The majority of the Company’s other reinsurance activity for group insurance products relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of these policies.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
The Company assumes certain group annuity contracts issued in connection with pension risk transfers from an affiliate. The Company also assumes certain registered indexed annuities issued by a nonaffiliate and cedes risk on certain pension products to a nonaffiliate.
For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company ceded to nonaffiliates (i) an in-force block of universal life, variable universal life, universal life with secondary guarantees and fixed annuities and (ii) certain variable annuities, both on a 100% quota share basis.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. For its group insurance products, the Company purchases catastrophe coverage to reinsure risks issued within territories that the Company believes are subject to the greatest catastrophic risks. For its other products, the Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Excess of retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2025 and 2024, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.4 billion and $1.3 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company had $15.8 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $14.5 billion, or 92%, were with the Company’s five largest unaffiliated ceded reinsurers, including $391 million of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2025, the top three third-party reinsurers accounted for 41%, 34% and 12%, respectively, of the net unaffiliated ceded reinsurance recoverables. At December 31, 2024, the Company had $9.0 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $8.2 billion, or 91%, were with the Company’s five largest unaffiliated ceded reinsurers, including $898 million of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2024, the largest reinsurer accounted for 77% of the net unaffiliated ceded reinsurance recoverables.
The Company reinsured, with an unaffiliated third-party reinsurer, 59% of the closed block through a modified coinsurance agreement. In October 2025, the Company recaptured this agreement. The Company accounted for this agreement under the deposit method of accounting. The Company, having the right of offset, offset the modified coinsurance deposit liability with the deposit recoverable.
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Premiums
Direct premiums	$34,892	$27,678	$25,027
Reinsurance assumed	1,440	1,029	847
Reinsurance ceded	(5,756)	(1,146)	(1,156)
Net premiums	$30,576	$27,561	$24,718
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,060	$2,052	$2,019
Reinsurance assumed	41	18	(17)
Reinsurance ceded	(567)	(570)	(338)
Net universal life and investment-type product policy fees	$1,534	$1,500	$1,664
Other revenues
Direct other revenues	$1,028	$1,012	$1,025
Reinsurance assumed	113	159	125
Reinsurance ceded	581	604	523
Net other revenues	$1,722	$1,775	$1,673
Policyholder benefits and claims
Direct policyholder benefits and claims	$36,842	$29,260	$26,768
Reinsurance assumed	1,383	1,016	708
Reinsurance ceded	(6,080)	(1,495)	(1,326)
Net policyholder benefits and claims	$32,145	$28,781	$26,150
Policyholder liability remeasurement (gains) losses
Direct policyholder liability remeasurement (gains) losses	$93	$(109)	$(87)
Reinsurance assumed	4	(18)	(48)
Reinsurance ceded	(67)	(21)	(15)
Net policyholder liability remeasurement (gains) losses	$30	$(148)	$(150)
MRBs remeasurement (gains) losses
Direct MRBs remeasurement (gains) losses	$(390)	$(924)	$(701)
Reinsurance assumed	4	(8)	(2)
Reinsurance ceded	67	—	—
Net MRBs remeasurement (gains) losses	$(319)	$(932)	$(703)
Interest credited to PABs
Direct interest credited to PABs	$3,525	$3,564	$3,276
Reinsurance assumed	352	367	354
Reinsurance ceded	(108)	(112)	(28)
Net interest credited to PABs	$3,769	$3,819	$3,602
Other expenses
Direct other expenses	$5,318	$5,283	$5,365
Reinsurance assumed	81	72	280
Reinsurance ceded	57	324	140
Net other expenses	$5,456	$5,679	$5,785

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2025				2024
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (1)	$4,057	$1,006	$30,425	$35,488	$3,707	$856	$23,521	$28,084
MRBs	246	11	—	257	239	7	—	246
DAC and VOBA	3,275	133	(543)	2,865	3,450	140	(454)	3,136
Total assets	$7,578	$1,150	$29,882	$38,610	$7,396	$1,003	$23,067	$31,466
Liabilities
FPBs	$133,529	$2,903	$—	$136,432	$123,596	$3,023	$—	$126,619
PABs	95,295	8,796	—	104,091	93,135	9,005	—	102,140
MRBs	2,180	21	—	2,201	2,328	11	—	2,339
Other policy-related balances	8,423	560	(341)	8,642	8,345	307	(314)	8,338
Other liabilities	8,055	1,915	21,194	31,164	8,197	2,013	13,459	23,669
Total liabilities	$247,482	$14,195	$20,853	$282,530	$235,601	$14,359	$13,145	$263,105
__________________
(1)Includes ceded PABs, FPBs and MRBs.
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in premium, reinsurance and other receivables in the table above are deposit assets on reinsurance of $14.0 billion and $13.5 billion at December 31, 2025 and 2024, respectively. Included in other liabilities in the table above are deposit liabilities on reinsurance of $1.2 billion and $1.3 billion at December 31, 2025 and 2024, respectively.
In December 2025, the Company entered into a reinsurance agreement with Talcott Resolution Life Insurance Company to cede certain variable annuity contracts and rider reserves on a funds withheld basis. The Company recorded premiums, reinsurance and other receivables of $2.0 billion and a funds withheld liability of $2.0 billion within other liabilities at December 31, 2025. The Company retained $8.3 billion of separate account assets on a funds withheld basis at December 31, 2025.
In November 2025, the Company entered into a reinsurance agreement to cede certain group annuity contracts issued in connection with a qualifying pension risk transfer on a funds withheld basis. The Company recorded cash and cash equivalents of $624 million, premiums, reinsurance and other receivables of $5.3 billion and a funds withheld liability of $5.7 billion within other liabilities at December 31, 2025. The Company also recorded premiums of ($4.5) billion, net derivative gains of $37 million, policyholder benefits and claims of ($4.6) billion and other expenses of $24 million for the year ended December 31, 2025.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Premiums
Reinsurance assumed	$6	$5	$(19)
Reinsurance ceded	(429)	(401)	(372)
Net premiums	$(423)	$(396)	$(391)
Universal life and investment-type product policy fees
Reinsurance assumed	$38	$24	$4
Reinsurance ceded	—	(1)	(6)
Net universal life and investment-type product policy fees	$38	$23	$(2)
Other revenues
Reinsurance assumed	$107	$142	$91
Reinsurance ceded	459	470	471
Net other revenues	$566	$612	$562
Policyholder benefits and claims
Reinsurance assumed	$37	$40	$(121)
Reinsurance ceded	(349)	(334)	(310)
Net policyholder benefits and claims	$(312)	$(294)	$(431)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$3	$(7)	$(40)
Reinsurance ceded	6	3	(11)
Net policyholder liability remeasurement (gains) losses	$9	$(4)	$(51)
Interest credited to PABs
Reinsurance assumed	$344	$357	$344
Reinsurance ceded	(10)	(10)	(11)
Net interest credited to PABs	$334	$347	$333
Other expenses
Reinsurance assumed	$45	$46	$239
Reinsurance ceded	137	424	220
Net other expenses	$182	$470	$459

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2025		2024
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables (1)	$146	$11,017	$163	$11,048
DAC and VOBA	122	(149)	140	(156)
Total assets	$268	$10,868	$303	$10,892
Liabilities
FPBs	$1,941	$—	$2,028	$—
PABs	8,441	—	8,845	—
Other policy-related balances	69	(55)	66	(47)
Other liabilities	934	9,582	856	9,748
Total liabilities	$11,385	$9,527	$11,795	$9,701
__________________
(1)Includes affiliated ceded PABs and FPBs.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this reinsurance agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this agreement are included within other liabilities and were ($37) million and ($46) million at December 31, 2025 and 2024, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($9) million, $7 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($244) million and ($415) million at December 31, 2025 and 2024, respectively. Net derivative gains (losses) associated with the embedded derivative were ($171) million, $150 million and ($158) million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $931 million and $885 million of unsecured affiliated reinsurance recoverable balances with one affiliate at December 31, 2025 and 2024, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in premiums, reinsurance and other receivables in the table above are deposit assets on affiliated reinsurance of $9.2 billion and $9.3 billion at December 31, 2025 and 2024, respectively. Included in other liabilities in the table above are deposit liabilities on affiliated reinsurance of $634 million and $689 million at December 31, 2025 and 2024, respectively.

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
Information regarding the liabilities and assets designated to the closed block was as follows at:

	December 31,
	2025	2024
	(In millions)
Closed Block Liabilities
FPBs	$33,846	$35,015
Other policy-related balances	281	315
Policyholder dividends payable	140	174
Policyholder dividend obligation	—	—
Current income tax payable	2	6
Other liabilities	1,137	854
Total closed block liabilities	35,406	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities AFS, at estimated fair value	19,032	18,958
Mortgage loans	5,372	5,720
Policy loans	3,647	3,829
Real estate and REJV	668	659
Other invested assets	356	523
Total investments	29,075	29,689
Cash and cash equivalents	1,286	930
Accrued investment income	355	367
Premiums, reinsurance and other receivables	59	45
Deferred income tax asset	340	470
Total assets designated to the closed block	31,115	31,501
Excess of closed block liabilities over assets designated to the closed block	4,291	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(684)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	49	183
Total amounts included in AOCI	(635)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,656	$3,790

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Revenues
Premiums	$830	$874	$922
Net investment income	1,332	1,362	1,362
Net investment gains (losses)	(64)	(28)	7
Net derivative gains (losses)	(3)	15	—
Total revenues	2,095	2,223	2,291
Expenses
Policyholder benefits and claims	1,532	1,621	1,706
Policyholder dividends	316	354	366
Other expenses	76	82	86
Total expenses	1,924	2,057	2,158
Revenues, net of expenses before provision for income tax expense (benefit)	171	166	133
Provision for income tax expense (benefit)	37	36	28
Revenues, net of expenses and provision for income tax expense (benefit)	$134	$130	$105
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

	December 31,
	2025					2024
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$52,552	$(125)	$1,050	$2,875	$50,602	$50,394	$(45)	$609	$3,830	$47,128
RMBS	28,129	(1)	476	1,365	27,239	23,080	(1)	203	2,069	21,213
U.S. government and agency	29,811	—	188	3,298	26,701	25,163	—	87	3,407	21,843
Foreign corporate	27,934	(7)	742	2,198	26,471	27,536	(15)	248	3,484	24,285
ABS & CLO	14,610	(5)	137	191	14,551	13,432	(7)	86	306	13,205
Municipals	5,947	—	138	496	5,589	5,373	—	100	542	4,931
CMBS	5,286	(20)	57	210	5,113	5,605	(8)	38	356	5,279
Foreign government	3,115	(36)	151	164	3,066	3,161	(36)	97	274	2,948
Total fixed maturity securities AFS	$167,384	$(194)	$2,939	$10,797	$159,332	$153,744	$(112)	$1,468	$14,268	$140,832
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$7,101	$25,090	$28,811	$58,189	$47,999	$167,190
Estimated fair value	$7,098	$25,053	$28,756	$51,522	$46,903	$159,332
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

	December 31,
	2025				2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,208	$80	$20,765	$2,763	$8,413	$273	$21,608	$3,536
RMBS	1,728	17	9,165	1,348	4,483	93	10,674	1,976
U.S government and agency	6,209	57	10,238	3,241	4,619	164	9,432	3,243
Foreign corporate	1,211	69	11,682	2,126	5,143	253	13,141	3,221
ABS & CLO	3,570	22	2,534	169	1,388	15	4,296	289
Municipals	588	14	1,961	482	724	22	1,895	520
CMBS	421	9	2,081	199	607	10	2,942	347
Foreign government	167	4	1,078	159	691	23	1,181	246
Total fixed maturity securities AFS	$18,102	$272	$59,504	$10,487	$26,068	$853	$65,169	$13,378
Investment grade	$17,172	$232	$58,276	$10,396	$24,320	$767	$62,876	$13,122
Below investment grade	930	40	1,228	91	1,748	86	2,293	256
Total fixed maturity securities AFS	$18,102	$272	$59,504	$10,487	$26,068	$853	$65,169	$13,378
Total number of securities in an unrealized loss position	2,778		5,880		3,637		6,786
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
•When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall credit loss evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s single best estimate, the most likely outcome in a range of possible outcomes, after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security, the likelihood that the issuer can service the interest and principal payments, the quality and amount of any credit enhancements, the security’s position within the capital structure of the issuer, possible corporate restructurings or asset sales by the issuer, any private and public sector programs to restructure foreign government securities and municipals, and changes to the rating of the security or the issuer by rating agencies.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $3.5 billion for the year ended December 31, 2025 to $10.8 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at December 31, 2025 relate to investment grade securities. These unrealized losses are principally due to narrowing credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of December 31, 2025, $91 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation and industrial sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
At December 31, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2025.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Balance at January 1, 2024	$62	$2	$50	$1	$6	$11	$132
ACL not previously recorded	37	13	—	—	—	—	50
Changes for securities with previously recorded ACL	4	—	1	—	1	1	7
Securities sold or exchanged	(58)	—	(15)	—	—	(4)	(77)
Balance at December 31, 2024	$45	$15	$36	$1	$7	$8	$112
ACL not previously recorded	111	7	—	1	—	6	125
Changes for securities with previously recorded ACL	43	(2)	—	—	1	6	48
Securities sold or exchanged	(74)	(13)	—	(1)	(3)	—	(91)
Balance at December 31, 2025	$125	$7	$36	$1	$5	$20	$194
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2025		2024
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$29,546	52.9%	$34,692	57.8%
Agricultural	15,203	27.2	15,208	25.3
Residential	11,815	21.2	10,628	17.7
Total amortized cost	56,564	101.3	60,528	100.8
ACL	(701)	(1.3)	(503)	(0.8)
Total mortgage loans held-for-investment, net	55,863	100.0	60,025	100.0
Mortgage loans held-for-sale	7	—	—	—
Total mortgage loans	$55,870	100.0%	$60,025	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($716) million and ($791) million at December 31, 2025 and 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $110 million, $159 million and $103 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $178 million, $158 million and $92 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the consolidated balance sheets.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
Purchases of mortgage loans, consisting primarily of residential mortgage loans from unaffiliated parties, were $2.4 billion, $1.5 billion and $1.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
Sales of mortgage loans, consisting primarily of commercial mortgage loans to an equity method investee, were $35 million, $0 and $141 million for the years ended December 31, 2025, 2024 and 2023, respectively.
For the year ended December 31, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $52 million for equity interests in REJVs.
For the years ended December 31, 2025, 2024 and 2023, the Company contributed commercial mortgage loans with an amortized cost of $143 million, $181 million and $14 million, respectively, to REJVs which subsequently completed foreclosure on those mortgage loans.
For the year ended December 31, 2024, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $31 million.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates for the years ended December 31, 2025, 2024 and 2023 was $1 million, $48 million and $22 million, respectively. In connection with the mortgage loan participations, the Company collected principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $270 million, $171 million and $536 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company acquires mortgage loans from its affiliated mortgage origination company. The affiliate originates and acquires mortgage loans and the Company simultaneously purchases participation interests under a master participation agreement. The aggregate amount of mortgage loan and mortgage secured loan participation interests purchased by the Company from such affiliate for the years ended December 31, 2025, 2024 and 2023 was $2.1 billion, $2.0 billion and $2.1 billion, respectively. In connection with mortgage loan and mortgage secured loan participations, the affiliate collected principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $4.9 billion, $4.4 billion and $2.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
During the second quarter of 2023, the Company assigned mortgage loans with a previously recorded amortized cost of $5.3 billion to its affiliated mortgage origination company. In connection with the assignment, this affiliate contemporaneously assumed the Company’s rights and obligations associated with the assigned mortgage loans. In exchange, the Company received $5.3 billion of mortgage secured loans from this affiliate, secured by the same mortgage loans assigned. The Company’s aggregate participation interests in affiliated mortgage secured loans included in commercial and agricultural mortgage loans was $10.3 billion, $11.9 billion and $13.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Years Ended December 31,
	2025				2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$312	$63	$128	$503	$210	$152	$147	$509	$174	$105	$169	$448
Provision (release)	291	25	59	375	114	31	(19)	126	50	83	(22)	111
Charge-offs, net of recoveries	(167)	(7)	(3)	(177)	(12)	(120)	—	(132)	(14)	(36)	—	(50)
Balance at December 31,	$436	$81	$184	$701	$312	$63	$128	$503	$210	$152	$147	$509

The gross charge-offs of mortgage loans by origination year and portfolio segment for the year ended December 31, 2025 was as follows:

Portfolio Segment	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$167	$167
Agricultural	—	—	—	—	—	7	7
Residential	—	—	—	1	—	2	3
Total	$—	$—	$—	$1	$—	$176	$177
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or maturity extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded. All loans modified to borrowers experiencing financial difficulties are evaluated individually for credit loss as collateral dependent loans.
These mortgage loan modifications are summarized as follows:

	Year Ended December 31, 2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$861	$—	$861	4 Years	—	3.0%
Agricultural	—	126	126	—	2 years	<1%
Total	$861	$126	$987

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)

	Year Ended December 31, 2024
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension (1)	Payment Delay	Total	Weighted Average Life Increase	% of Book Value
	(Dollars in millions)
Commercial	$555	$—	$555	3 years	1.6%
__________________
(1)Includes commercial mortgage loans with an amortized cost of $189 million that received interest rate reductions from 7.6% to 6.5% in addition to maturity extensions.
For the years ended December 31, 2025 and 2024, all commercial mortgage loans modified to borrowers experiencing financial difficulties and still outstanding were current. For the year ended December 31, 2024, commercial mortgage loans with an amortized cost of $171 million, which were previously extended, became delinquent and foreclosed within 12 months of modification.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,499	$2,019	$1,226	$982	$1,309	$7,977	$1,578	$16,590	56.2%
65% to 75%	246	320	458	1,431	815	1,530	—	4,800	16.2
76% to 80%	33	—	52	202	118	1,021	—	1,426	4.8
Greater than 80%	152	174	64	484	976	4,880	—	6,730	22.8
Total	$1,930	$2,513	$1,800	$3,099	$3,218	$15,408	$1,578	$29,546	100.0%
DSCR:
> 1.20x	$1,517	$2,228	$1,200	$2,521	$2,791	$12,550	$1,578	$24,385	82.5%
1.00x - 1.20x	276	—	406	114	298	1,774	—	2,868	9.7
<1.00x	137	285	194	464	129	1,084	—	2,293	7.8
Total	$1,930	$2,513	$1,800	$3,099	$3,218	$15,408	$1,578	$29,546	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$944	$517	$770	$1,586	$1,294	$7,454	$1,308	$13,873	91.2%
65% to 75%	42	32	73	186	168	546	73	1,120	7.4
76% to 80%	—	—	—	22	29	3	4	58	0.4
Greater than 80%	—	—	—	89	—	49	14	152	1.0
Total	$986	$549	$843	$1,883	$1,491	$8,052	$1,399	$15,203	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,376	$1,381	$258	$1,585	$1,088	$5,762	$—	$11,450	96.9%
Nonperforming (1)	6	42	18	67	16	216	—	365	3.1
Total	$1,382	$1,423	$276	$1,652	$1,104	$5,978	$—	$11,815	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $143 million and $111 million at December 31, 2025 and 2024, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both December 31, 2025 and 2024. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)
Commercial	$339	$378	$—	$—	$945	$578
Agricultural	172	243	43	171	165	82
Residential	365	337	—	—	365	337
Total	$876	$958	$43	$171	$1,475	$997
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,331	$1,640	$167	$157	$171
Other real estate	553	538	350	280	287
REJV	6,914	6,724	52	(100)	(75)
Total real estate and REJV	$8,798	$8,902	$569	$337	$383
Depreciation expense on real estate investments was $89 million, $95 million and $81 million for the years ended December 31, 2025, 2024 and 2023, respectively. Real estate investments were net of accumulated depreciation of $783 million and $734 million at December 31, 2025 and 2024, respectively.

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

	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$806	$907	$109	$102	$114
Apartment	231	316	23	23	23
Retail	159	278	24	21	23
Industrial	111	114	10	11	11
Land	24	25	1	—	—
Total leased real estate investments	$1,331	$1,640	$167	$157	$171
Future contractual receipts under operating leases at December 31, 2025 were $119 million in 2026, $122 million in 2027, $116 million in 2028, $98 million in 2029, $80 million in 2030, $226 million thereafter and, in total, were $761 million.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 11), funds withheld (see Note 1), annuities funding structured settlement claims (see Note 1), affiliated investments (see “— Related Party Investment Transactions”), tax credit and renewable energy partnerships (see Note 1), FVO securities and equity securities (see “— FVO Securities and Equity Securities”), leveraged and direct financing leases (see Note 1), FHLBNY common stock (see “— Invested Assets on Deposit, Held in Trust and Pledged as Collateral”), an operating joint venture (see Note 1) and COLI (see Note 1).
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the consolidated balance sheets, was $676 million and $714 million at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, income tax credits and other income tax benefits of $130 million and $149 million, respectively, and amortized expense of $117 million and $134 million, respectively, were recognized net as a component of income tax expense in the Company’s consolidated statement of operations.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	December 31,
	2025			2024
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
FVO securities (2)	$218	$648	$866	$296	$576	$872

Equity securities
Common stock (3)	$170	$25	$195	$139	$9	$148
Non-redeemable preferred stock	37	7	44	22	2	24
Total equity securities	$207	$32	$239	$161	$11	$172
__________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings.
(2)    Includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
(3)    Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.0 billion and $4.9 billion, at estimated fair value, at December 31, 2025 and 2024, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, at both December 31, 2025 and 2024.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2025			2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$6,840	$7,043	$6,979	$6,038	$6,202	$6,098
Repurchase agreements	$3,002	$2,975	$2,948	$3,019	$2,975	$2,925
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at December 31, 2025 and within fixed maturity securities AFS at December 31, 2024. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2025					2024
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$971	$2,445	$3,627	$—	$7,043	$1,767	$3,023	$1,412	$—	$6,202
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value and were as follows at:

	December 31,
	2025	2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$106	$102
Invested assets held in trust (external reinsurance agreements)	285	—
Invested assets pledged as collateral (1)	21,380	21,252
Total invested assets on deposit and pledged as collateral	$21,771	$21,354
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 11) and secured debt (see Note 14).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million at redemption value, at both December 31, 2025 and 2024.
At December 31, 2025, the Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties of $8.2 billion, which included cash and cash equivalents of $1.0 billion.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
Collectively Significant Equity Method Investments
The Company held equity method investments of $14.3 billion at December 31, 2025, comprised primarily of OLPI, REJV and real estate funds, tax equity and renewable energy partnerships and an operating joint venture. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $2.6 billion of unfunded commitments at December 31, 2025.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2025 and 2024.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $1.0 trillion and $936.6 billion at December 31, 2025 and 2024, respectively. Aggregate total liabilities of these entities totaled $111.4 billion and $114.8 billion at December 31, 2025 and 2024, respectively. Aggregate net income (loss) of these entities totaled $77.1 billion, $47.2 billion and $24.7 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in legal entities that are VIEs. Legal entities are determined to be VIEs if (1) the equity investors lack (i) the ability to control the entity, (ii) the obligation to absorb losses or (iii) the right to receive returns of the entity, or (2) the entity lacks sufficient equity to finance its activities without subordinated financial support.
For VIEs, the Company determines whether it is the primary beneficiary, which involves an evaluation of the purpose and design of the entity and, whether based on the design of the entity, the Company has both (1) the power to direct the activities of the entity which most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE. Significant judgment is required in the primary beneficiary determination, which includes an evaluation of the substance of contractual arrangements and voting agreements, the rights of other investors in an entity and potential financial results of the entity.
The Company continuously assesses if facts or circumstances indicate that a potential change in the primary beneficiary has occurred. This could include new contractual arrangements of an entity or changes in the investors of an entity. As a result of changes in circumstances, the Company may consolidate or deconsolidate a VIE.
Consolidated VIEs
The Company is the primary beneficiary of certain investment funds and partnership entities in which the Company has invested. The assets of these VIEs may only be used to satisfy the liabilities of such VIEs. The Company is not required to provide, and has not provided, material financial support, other than its investment in these VIEs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
The table below reflects the carrying amount and balance sheet classification in which the assets and liabilities of consolidated VIEs are reported. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the respective VIEs.

	December 31,
	2025	2024
Description	Consolidated VIEs
	(In millions)
Mortgage loans	$180	$198
Real estate and REJVs	2,435	2,000
Renewable energy partnership (primarily other invested assets)	45	49
Other invested assets	—	63
Cash and cash equivalents	8	20
Other	6	6
Total assets of consolidated VIEs	$2,674	$2,336
Other liabilities	$9	$4
Total liabilities of consolidated VIEs	$9	$4
Unconsolidated VIEs
The Company has determined that it is not the primary beneficiary of certain VIEs because the Company does not have both (1) the power to direct the activities of the entity which most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE.
The Company invests in structured products issued by securitization entities that are VIEs which typically do not have substantial equity. Its investments in these structured products are fixed maturity securities investments and include mortgage-backed securities, and ABS & CLOs. The Company’s exposure to losses of these entities is limited to the amount of its investment. See “— Fixed Maturity Securities AFS” for details regarding amounts and classification of these assets.
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $12.0 billion and $10.1 billion at December 31, 2025 and 2024, respectively, and the Company’s unfunded commitments were $2.3 billion and $2.2 billion at December 31, 2025 and 2024, respectively.
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the years ended December 31, 2025 or 2024.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2025	2024	2023
	(In millions)
Fixed maturity securities AFS	$7,670	$7,477	$7,492
Mortgage loans	2,995	3,264	3,302
Policy loans	289	290	294
Real estate and REJV	569	337	383
OLPI	546	441	191
Cash, cash equivalents and short-term investments	326	380	382
FVO securities	141	159	147
Operating joint venture	111	145	18
Equity securities	7	19	7
Other	305	432	297
Subtotal investment income	12,959	12,944	12,513
Less: Investment expenses	1,348	1,309	1,307
Net investment income	$11,611	$11,635	$11,206

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$(15)	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJV)	78	233	216
Net realized and unrealized gains (losses) recognized in net investment income	$78	$218	$216

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income:	$138	$171	$140

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$786	$548	$51

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2025	2024	2023
	(In millions)
Fixed maturity securities AFS (1)	$(471)	$(514)	$(1,284)
Equity securities	(5)	(15)	5
Mortgage loans (1)	(419)	(180)	(174)
Real estate and REJV (excluding changes in estimated fair value)	(10)	229	102
OLPI (excluding changes in estimated fair value) (2)	25	(43)	9
Other gains (losses)	(32)	26	18
Subtotal	(912)	(497)	(1,324)
Change in estimated fair value of OLPI and REJV	(1)	3	(6)
Non-investment portfolio gains (losses)	(79)	44	(45)
Subtotal	(80)	47	(51)
Net investment gains (losses)	$(992)	$(450)	$(1,375)

Transaction Type
Realized gains (losses) on investments sold or disposed (1), (2)	$(301)	$(288)	$(193)
Impairment (losses) (1)	(160)	(65)	(994)
Recognized gains (losses):
Change in ACL recognized in earnings	(473)	(105)	(144)
Unrealized net gains (losses) recognized in earnings	21	(36)	1
Total recognized gains (losses)	(452)	(141)	(143)
Non-investment portfolio gains (losses)	(79)	44	(45)
Net investment gains (losses)	$(992)	$(450)	$(1,375)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(3)	$(35)	$7

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(20)	$3	$(10)
Gains (losses) on leveraged leases and renewable energy partnerships	$9	$15	$26

Foreign currency gains (losses)	$(70)	$33	$(61)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(301)	$(288)	$(193)
Recognized in net investment income	—	(15)	—
Net realized investment gains (losses) from sales and disposals of investments	$(301)	$(303)	$(193)
___________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
(1)Includes a net loss of $895 million during the year ended December 31, 2023 for investments disposed of in connection with a reinsurance transaction. The net loss was comprised of ($946) million of impairments and $82 million of realized gains on disposal for fixed maturity securities AFS, ($29) million of adjustments to mortgage loans, reflected as impairments (calculated at lower of amortized cost or estimated fair value), and ($2) million of realized losses on disposal for mortgage loans. See Note 8 for further information on this reinsurance transaction.
(2)Includes a net loss of $1 million and $38 million for the year ended December 31, 2025 and 2024, respectively, for private equity investments sold. For the year ended December 31, 2025 and 2024, the Company sold $36 million and $638 million, respectively, in portfolios of investments to a fund for proceeds of $35 million and $600 million, respectively, in cash and receivables secured by the value of the fund. An affiliate has entered into an agreement to serve as the asset manager of the fund for which it receives a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2025	2024	2023
	(In millions)
Proceeds	$14,551	$14,303	$19,803
Gross investment gains	$142	$180	$354
Gross investment (losses)	(526)	(650)	(655)
Realized gains (losses) on sales and disposals	(384)	(470)	(301)
Net credit loss (provision) release (change in ACL recognized in earnings)	(82)	20	(18)
Impairment (losses)	(5)	(64)	(965)
Net credit loss (provision) release and impairment (losses)	(87)	(44)	(983)
Net investment gains (losses)	$(471)	$(514)	$(1,284)

Equity Securities
Realized gains (losses) on sales and disposals	$(26)	$24	$(2)
Unrealized net gains (losses) recognized in earnings	21	(39)	7
Net investment gains (losses)	$(5)	$(15)	$5
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and REJV to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$280	$386	$718
Amortized cost of invested assets transferred to affiliates	$189	$403	$756
Net investment gains (losses) recognized on transfers	$91	$(16)	$(38)
Estimated fair value of invested assets transferred from affiliates	$283	$102	$1,178
Estimated fair value of derivative liabilities transferred from affiliates	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Investments (continued)
Recurring related party investments were as follows at:

		December 31,
		2025	2024
Investment Type/Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,016	$1,014
Affiliated investments (2)	Metropolitan General Insurance Company	152	152
Affiliated funds withheld (3)	MTL	2,476	2,604
Other invested assets		$3,644	$3,770
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. In July 2023, ¥37.3 billion (the equivalent of $258 million) of 1.60% affiliated senior unsecured notes matured and were refinanced with ¥37.3 billion of 2.16% affiliated senior unsecured notes due July 2030.
(2)In December 2024, MLIC exchanged its investment in the affiliated preferred stock of Metropolitan General Insurance Company for an investment in the affiliate’s unsecured note which matures December 2034 and bears interest, payable semi-annually, at a rate per annum of 6.47%. At December 31, 2023, the affiliated preferred stock had a dividend yield of 7.50% that was cumulative and payable annually in arrears, and the shares were redeemable, at the affiliate's option, after December 15, 2028. These affiliated investments earned investment income of $10 million, $12 million and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)Represents affiliated fund withheld, reported in other invested assets, related to an agreement the Company, through its wholly-owned subsidiary, entered into to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL.
The Company paid asset management fees to an affiliate of $427 million, $306 million and $301 million for the years ended December 31, 2025, 2024 and 2023, respectively.
See “— Variable Interest Entities” for information on investments in affiliated REJVs, affiliated mortgage loans and affiliated investment funds.
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
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2025			2024
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,446	$923	$667	$4,801	$1,018	$630
Foreign currency swaps	Foreign currency exchange rate	959	33	8	1,450	32	67
Subtotal		5,405	956	675	6,251	1,050	697
Cash flow hedges:
Interest rate swaps	Interest rate	3,337	—	249	3,788	—	329
Foreign currency swaps	Foreign currency exchange rate	34,771	2,276	896	32,634	2,305	1,018
Subtotal		38,108	2,276	1,145	36,422	2,305	1,347
Total qualifying hedges		43,513	3,232	1,820	42,673	3,355	2,044
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	13,092	1,403	614	15,405	1,400	742
Interest rate floors	Interest rate	5,390	30	—	5,519	34	—
Interest rate caps	Interest rate	12,950	46	—	15,700	128	—
Interest rate futures	Interest rate	90	—	—	93	—	—
Interest rate options	Interest rate	20,368	99	85	30,209	201	122
Synthetic GICs	Interest rate	3,156	—	—	6,042	—	—
Foreign currency swaps	Foreign currency exchange rate	3,770	240	106	4,170	496	2
Foreign currency forwards	Foreign currency exchange rate	2,859	5	18	1,288	22	8
Credit default swaps — purchased	Credit	685	2	5	729	13	1
Credit default swaps — written	Credit	6,619	101	1	9,519	152	5
Equity futures	Equity market	393	3	—	720	3	—
Equity index options	Equity market	15,032	220	232	11,336	166	198
Equity variance swaps	Equity market	5	—	—	—	—	—
Equity total return swaps	Equity market	2,413	7	34	1,799	42	9
Total non-designated or nonqualifying derivatives		86,822	2,156	1,095	102,529	2,657	1,087
Total		$130,335	$5,388	$2,915	$145,202	$6,012	$3,131
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either December 31, 2025 or 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$41	$39	N/A
Hedged items	1	—	N/A	(60)	(38)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(26)	—	N/A	—	125	N/A
Hedged items	24	—	N/A	—	(126)	N/A
Subtotal	(2)	—	N/A	(19)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(39)
Amount of gains (losses) reclassified from AOCI into income	31	(20)	—	—	—	(11)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	145
Amount of gains (losses) reclassified from AOCI into income	4	1,451	—	—	—	(1,455)
Foreign currency transaction gains (losses) on hedged items	—	(1,457)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	(1)
Subtotal	35	(25)	—	—	—	(1,361)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(175)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(423)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(18)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	17	N/A	N/A	N/A
Equity derivatives (1)	(40)	N/A	(581)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	160	N/A	N/A	N/A
Subtotal	(40)	N/A	(1,020)	N/A	N/A	N/A
Earned income on derivatives	155	—	212	8	(146)	—
Synthetic GICs	N/A	N/A	7	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(340)	N/A	N/A	N/A
Total	$148	$(25)	$(1,141)	$(11)	$(146)	$(1,361)

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$120	$115	$—	$—
Mortgage loans	$—	$98	$—	$(1)
FPBs	$(2,509)	$(2,583)	$319	$359
PABs	$(2,498)	$(2,122)	$(35)	$187
__________________
(1)Includes ($73) million and ($91) million of hedging adjustments on discontinued hedging relationships at December 31, 2025 and 2024, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $26 million, $12 million and $23 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years and four years, respectively.
At December 31, 2025 and 2024, the balance in AOCI associated with cash flow hedges was ($147) million and $1.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2025, the Company expected to reclassify $240 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2025			2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Credit default swaps referencing indices	$45	$3,777	1.4	$72	$4,126	2.2
Subtotal	45	3,777	1.4	72	4,126	2.2
Baa
Single name credit default swaps (3)	—	15	2.5	—	55	1.3
Credit default swaps referencing indices	49	2,714	4.9	68	5,209	4.1
Subtotal	49	2,729	4.9	68	5,264	4.1
Ba
Credit default swaps referencing indices	1	24	1.0	2	25	2.0
Subtotal	1	24	1.0	2	25	2.0
B
Credit default swaps referencing indices	6	74	3.0	6	89	3.5
Subtotal	6	74	3.0	6	89	3.5
Caa
Credit default swaps referencing indices	(1)	15	1.0	(1)	15	2.0
Subtotal	(1)	15	1.0	(1)	15	2.0
Total	$100	$6,619	2.8	$147	$9,519	3.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2025		2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,406	$2,897	$6,033	$3,132
OTC-cleared (1)	66	11	85	5
Exchange-traded	3	—	3	—
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	5,475	2,908	6,121	3,137
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,006)	(2,006)	(2,531)	(2,531)
OTC-cleared	(5)	(5)	(4)	(4)
Cash collateral: (3), (4)
OTC-bilateral	(1,620)	—	(2,000)	—
OTC-cleared	(56)	—	(78)	—
Securities collateral: (5)
OTC-bilateral	(1,772)	(890)	(1,487)	(601)
OTC-cleared	—	(5)	—	(1)
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$16	$2	$21	$—
__________________
(1)At December 31, 2025 and 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $87 million and $109 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($7) million and $6 million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2025 and 2024, the Company received excess cash collateral of $4 million and $16 million, respectively, and provided excess cash collateral of $3 million and $4 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2025 and 2024, the Company received excess securities collateral with an estimated fair value of $336 million and $355 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2025 and 2024, the Company provided excess securities collateral with an estimated fair value of $798 million and $824 million, respectively, for its OTC-bilateral derivatives, $465 million and $423 million, respectively, for its OTC-cleared derivatives, and $93 million and $36 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	December 31, 2025			December 31, 2024
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives subject to Financial Strength-contingent provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$881	$10	$891	$580	21	$601
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,279	10	$1,289	$962	23	$985

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2025	2024
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$22	$181
Funds withheld on affiliated assumed reinsurance	Other invested assets	31	(13)
Total		$53	$168
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$53	$—
Funds withheld on affiliated ceded reinsurance	Other liabilities	(281)	(461)
Fixed annuities with equity indexed returns	PABs	67	172
Funds withheld on unaffiliated ceded reinsurance	Other liabilities	(5)	—
Total		$(166)	$(289)
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
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$43,351	$7,251	$50,602
RMBS	—	26,031	1,208	27,239
U.S. government and agency	14,337	12,364	—	26,701
Foreign corporate	—	17,148	9,323	26,471
ABS & CLO	—	13,822	729	14,551
Municipals	—	5,588	1	5,589
CMBS	—	4,998	115	5,113
Foreign government	—	3,051	15	3,066
Total fixed maturity securities AFS	14,337	126,353	18,642	159,332
Short-term investments	1,763	424	34	2,221
Other investments	13	12	1,459	1,484
Derivative assets: (1)
Interest rate	—	2,501	—	2,501
Foreign currency exchange rate	—	2,554	—	2,554
Credit	—	103	—	103
Equity market	3	227	—	230
Total derivative assets	3	5,385	—	5,388
Embedded derivatives within asset host contracts (2)	—	—	53	53
MRBs	—	—	257	257
Reinsured MRBs (3)	—	—	285	285
Separate account assets (4)	11,694	60,951	866	73,511
Total assets (5)	$27,810	$193,125	$21,596	$242,531
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,615	$—	$1,615
Foreign currency exchange rate	—	1,028	—	1,028
Credit	—	6	—	6
Equity market	—	265	1	266
Total derivative liabilities	—	2,914	1	2,915
Embedded derivatives within liability host contracts (2)	—	—	(166)	(166)
MRBs	—	—	2,201	2,201
Total liabilities	$—	$2,914	$2,036	$4,950

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)

	December 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$40,202	$6,926	$47,128
RMBS	—	20,000	1,213	21,213
U.S. government and agency	10,254	11,589	—	21,843
Foreign corporate	—	16,120	8,165	24,285
ABS & CLO	—	9,329	3,876	13,205
Municipals	—	4,924	7	4,931
CMBS	—	4,778	501	5,279
Foreign government	—	2,936	12	2,948
Total fixed maturity securities AFS	10,254	109,878	20,700	140,832
Short-term investments	2,350	40	1	2,391
Other investments	46	67	1,371	1,484
Derivative assets: (1)
Interest rate	—	2,781	—	2,781
Foreign currency exchange rate	—	2,855	—	2,855
Credit	—	165	—	165
Equity market	3	205	3	211
Total derivative assets	3	6,006	3	6,012
Embedded derivatives within asset host contracts (2)	—	—	168	168
MRBs	—	—	246	246
Reinsured MRBs (3)	—	—	—	—
Separate account assets (4)	13,688	64,655	859	79,202
Total assets (5)	$26,341	$180,646	$23,348	$230,335
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,823	$—	$1,823
Foreign currency exchange rate	—	1,095	—	1,095
Credit	—	6	—	6
Equity market	—	207	—	207
Total derivative liabilities	—	3,131	—	3,131
Embedded derivatives within liability host contracts (2)	—	—	(289)	(289)
MRBs	—	—	2,339	2,339
Total liabilities	$—	$3,131	$2,050	$5,181
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
(3)Reinsured MRBs are presented within premiums, reinsurance and other receivables on the consolidated balance sheets.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $38 million and $46 million at December 31, 2025 and 2024, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
Embedded Derivatives
Embedded derivatives principally include equity-indexed annuity contracts and investment risk related to certain affiliated and unaffiliated reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The estimated fair value of embedded derivatives within funds withheld related to certain assumed affiliated reinsurance and certain ceded affiliated and unaffiliated reinsurance, as well as experience refund provisions related to certain assumed affiliated reinsurance, is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the related reinsurance liabilities. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their underlying host contracts, in other liabilities and other invested assets on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

					December 31, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	32	-	127	96	49	-	126	94	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	100	89	13	-	100	94	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	33	-	114	96	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	23	-	142	100	44	-	113	98	Increase (5)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(6)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.68%	0.22%	(6)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.35%	-	100%	1.14%	(6)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	13.37%	0.80%	-	20.10%	12.86%	Decrease (7)
				Durations 11 - 20	3.30%	-	10.55%	8.17%	3.10%	-	10.10%	6.05%	Decrease (7)
				Durations 21 - 116	1.20%	-	10.55%	7.48%	1%	-	10.10%	8.20%	Decrease (7)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	16.25%	0.79%	Increase (8)
			•	Withdrawal rates	0%	-	7.75%	4.92%	0%	-	7.75%	4.77%	(9)
			•	Long-term equity volatilities	16.87%	-	22.49%	18.96%	16.63%	-	22.27%	18.77%	Increase (10)
			•	Nonperformance risk spread	0.33%	-	0.65%	0.58%	0.33%	-	0.66%	0.64%	Decrease (11)
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
All other classes of securities classified within Level 3, including those within Other investments, Separate account assets, and Embedded derivatives within funds withheld related to certain assumed affiliated reinsurance and certain ceded affiliated and unaffiliated reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. Generally, all other classes of assets and liabilities classified within Level 3 that are not included above use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Balance, January 1, 2024	$17,115	$3,196	$14	$15
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(129)	25	(1)	—
Total realized/unrealized gains (losses) included in AOCI	(526)	174	(2)	—
Purchases (3)	3,253	1,751	2	1
Sales (3)	(1,717)	(1,679)	(1)	(15)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	150	2,257	—	—
Transfers out of Level 3 (4)	(3,055)	(134)	—	—
Balance, December 31, 2024	15,091	5,590	12	1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(112)	10	—	(14)
Total realized/unrealized gains (losses) included in AOCI	873	45	4	4
Purchases (3)	2,676	1,106	1	44
Sales (3)	(1,964)	(1,222)	(1)	(1)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	189	44	—	—
Transfers out of Level 3 (4)	(179)	(3,521)	(1)	—
Balance, December 31, 2025	$16,574	$2,052	$15	$34
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023: (5)	$(24)	$16	$2	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024: (5)	$(93)	$30	$(1)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2025: (5)	$(76)	$9	$—	$(14)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023: (5)	$844	$24	$(3)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024: (5)	$(539)	$140	$(2)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2025: (5)	$813	$37	$4	$4
Gains (Losses) Data for the year ended December 31, 2023
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(46)	$(2)	$2	$—
Total realized/unrealized gains (losses) included in AOCI	$881	$44	$(3)	$1

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2024	$1,317	$(160)	$52	$968
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	160	(10)	407	(27)
Total realized/unrealized gains (losses) included in AOCI	—	(31)	—	—
Purchases (3)	38	—	—	132
Sales (3)	(197)	—	—	(201)
Issuances (3)	—	—	—	—
Settlements (3)	—	211	(2)	—
Transfers into Level 3 (4)	53	—	—	—
Transfers out of Level 3 (4)	—	(7)	—	(13)
Balance, December 31, 2024	1,371	3	457	859
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	147	(4)	(344)	(9)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (3)	101	—	—	73
Sales (3)	(181)	—	—	(56)
Issuances (3)	—	—	(51)	—
Settlements (3)	—	—	157	—
Transfers into Level 3 (4)	21	—	—	4
Transfers out of Level 3 (4)	—	—	—	(5)
Balance, December 31, 2025	$1,459	$(1)	$219	$866
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023: (5)	$150	$(24)	$(366)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024: (5)	$141	$(3)	$407	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2025: (5)	$122	$(4)	$(343)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023: (5)	$—	$(5)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024: (5)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2025: (5)	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2023
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$147	$(24)	$(366)	$(27)
Total realized/unrealized gains (losses) included in AOCI	$—	$(5)	$—	$—
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

	December 31,
	2025	2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$730	$499

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(347)	$(117)	$(162)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 10.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. The following tables exclude cash and cash equivalents, which are primarily classified as Level 1, and accrued investment income and payables for collateral under securities loaned and other transactions, which are primarily classified as Level 2. The Company believes that due to the short-term nature of these excluded financial instruments, the estimated fair value approximates carrying value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,870	$—	$—	$54,507	$54,507
Policy loans	$5,596	$—	$—	$5,879	$5,879
Other invested assets	$1,808	$—	$1,792	$—	$1,792
Premiums, reinsurance and other receivables	$13,925	$—	$354	$13,304	$13,658
Liabilities
PABs	$88,074	$—	$—	$87,444	$87,444
Long-term debt	$1,043	$—	$1,146	$—	$1,146
Other liabilities	$12,004	$—	$335	$11,083	$11,418
Separate account liabilities	$21,835	$—	$21,835	$—	$21,835

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,025	$—	$—	$56,824	$56,824
Policy loans	$5,601	$—	$—	$5,863	$5,863
Other invested assets	$2,117	$—	$1,734	$409	$2,143
Premiums, reinsurance and other receivables	$13,390	$—	$345	$13,212	$13,557
Liabilities
PABs	$86,061	$—	$—	$83,986	$83,986
Long-term debt	$1,552	$—	$1,632	$—	$1,632
Other liabilities	$11,160	$—	$259	$10,862	$11,121
Separate account liabilities	$25,873	$—	$25,873	$—	$25,873

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases and subleases with remaining lease terms of less than one year to five years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2025	December 31, 2024
	(In millions)
ROU assets	$268	$340
Lease liabilities	$320	$408
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Operating lease cost	$87	$88	$104
Sublease income	$(79)	$(79)	$(87)
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2025	December 31, 2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$103	$102
ROU assets obtained in exchange for new lease liabilities	$3	$—
Weighted-average remaining lease term	4 years	5 years
Weighted-average discount rate	4.0%	4.0%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2025
(In millions)
2026	$104
2027	94
2028	72
2029	38
2030	21
Thereafter	29
Total undiscounted cash flows	358
Less: interest	38
Present value of lease liability	$320
See Note 10 for information about the Company’s investments in leased real estate.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Long-term Debt
Long-term debt outstanding was as follows:

							December 31,
							2025			2024
	Interest Rates (1)			Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
							(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	2037			$700	$(6)	$694	$700	$(6)	$694
Surplus notes	7.80%	-	7.80%	2025			—	—	—	250	—	250
Other notes	4.96%	-	6.37%	2027	-	2028	350	(1)	349	610	(2)	608
Financing lease obligations							2	—	2	1	—	1
Total long-term debt							$1,052	$(7)	$1,045	$1,561	$(8)	$1,553
__________________
(1)Range of interest rates are for the year ended December 31, 2025.
The aggregate maturities of long-term debt at December 31, 2025 for the next five years and thereafter are $0 in 2026, $51 million in 2027, $299 million in 2028, $0 in 2029, $0 in 2030 and $695 million thereafter.
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
In September 2025, MoRe fully redeemed these promissory notes in cash.
Interest Expense
Interest expense included in other expenses was $104 million, $122 million and $132 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts include $61 million, $68 million and $65 million of interest expense related to affiliated debt for the years ended December 31, 2025, 2024 and 2023, respectively.
Credit Facility
At December 31, 2025, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. The Company’s total fees associated with the Credit Facility were $2 million for each of the years ended December 31, 2025, 2024 and 2023, and were included in other expenses.
Information on the Credit Facility at December 31, 2025 was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Long-term Debt (continued)

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding	May 2028 (2)	$3,000	$12	$292	$—	$2,696
__________________
(1)MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2025 and is not responsible for any reimbursement obligations under such letters of credit.
(2)All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2025.
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
New York, the state of domicile of Metropolitan Life Insurance Company, imposes risk-based capital (“RBC”) requirements that were developed by the NAIC. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the NYDFS, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“authorized control level RBC”), based on the statutory-based financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice authorized control level RBC (“Company Action Level RBC”). The Company Action Level RBC ratios for Metropolitan Life Insurance Company were in excess of 340% and in excess of 360% at December 31, 2025 and 2024, respectively.
Metropolitan Life Insurance Company’s ancillary foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s ancillary foreign insurance operations was $395 million and the aggregate actual regulatory capital and surplus of such operations was $1.3 billion as of the date of the most recently required capital adequacy calculation for each jurisdiction. The Company’s ancillary foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company by $1.2 billion and $1.5 billion at December 31, 2025 and 2024, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was $1.2 billion, $2.5 billion and $3.4 billion at December 31, 2025, 2024 and 2023, respectively. Statutory capital and surplus, including the aforementioned prescribed practices, was $8.6 billion and $9.8 billion at December 31, 2025 and 2024, respectively. All such amounts are derived from the statutory–basis financial statements as filed with the NYDFS.
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
Metropolitan Life Insurance Company paid $2.3 billion and $3.5 billion in dividends to MetLife, Inc. for the years ended December 31, 2025 and 2024, respectively, including amounts where regulatory approval was obtained as required. Under New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $2.1 billion to MetLife, Inc. without prior regulatory approval by the end of 2026.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains(Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2022	$(11,161)	$1,557	$1,529	$80	$(187)	$(138)	$(8,320)
OCI before reclassifications	4,420	(252)	(2,957)	(59)	56	(44)	1,164
Deferred income tax benefit (expense)	(889)	53	621	12	(12)	9	(206)
AOCI before reclassifications, net of income tax	(7,630)	1,358	(807)	33	(143)	(173)	(7,362)
Amounts reclassified from AOCI	1,421	(826)	—	—	—	10	605
Deferred income tax benefit (expense)	(286)	173	—	—	—	(2)	(115)
Amounts reclassified from AOCI, net of income tax	1,135	(653)	—	—	—	8	490
Balance at December 31, 2023	(6,495)	705	(807)	33	(143)	(165)	(6,872)
OCI before reclassifications	(3,545)	(198)	3,554	(80)	43	28	(198)
Deferred income tax benefit (expense)	909	42	(775)	17	(11)	(6)	176
AOCI before reclassifications, net of income tax	(9,131)	549	1,972	(30)	(111)	(143)	(6,894)
Amounts reclassified from AOCI	608	519	—	—	—	12	1,139
Deferred income tax benefit (expense)	(128)	(109)	—	—	—	(2)	(239)
Amounts reclassified from AOCI, net of income tax	480	410	—	—	—	10	900
Balance at December 31, 2024	(8,651)	959	1,972	(30)	(111)	(133)	(5,994)
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	3,969	106	(681)	(27)	42	(29)	3,380
Deferred income tax benefit (expense)	(940)	(22)	236	6	(7)	6	(721)
AOCI before reclassifications, net of income tax	(5,552)	1,043	383	(51)	(76)	(156)	(4,409)
Amounts reclassified from AOCI	412	(1,467)	—	—	—	8	(1,047)
Deferred income tax benefit (expense)	(86)	308	—	—	—	(2)	220
Amounts reclassified from AOCI, net of income tax	326	(1,159)	—	—	—	6	(827)
Balance at December 31, 2025	$(5,226)	$(116)	$383	$(51)	$(76)	$(150)	$(5,236)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2025	2024	2023
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(398)	$(557)	$(1,404)	Net investment gains (losses)
Unrealized investment gains (losses)	(3)	—	5	Net investment income
Unrealized investment gains (losses)	(11)	(51)	(22)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(412)	(608)	(1,421)
Income tax (expense) benefit	86	128	286
Unrealized investment gains (losses), net of income tax	(326)	(480)	(1,135)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	31	33	50	Net investment income
Interest rate derivatives	(20)	3	87	Net investment gains (losses)
Foreign currency exchange rate derivatives	4	4	4	Net investment income
Foreign currency exchange rate derivatives	1,451	(560)	684	Net investment gains (losses)
Credit derivatives	1	1	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	1,467	(519)	826
Income tax (expense) benefit	(308)	109	(173)
Gains (losses) on cash flow hedges, net of income tax	1,159	(410)	653
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(10)	(14)	(12)
Amortization of prior service (costs) credit	2	2	2
Amortization of defined benefit plan items, before income tax	(8)	(12)	(10)
Income tax (expense) benefit	2	2	2
Amortization of defined benefit plan items, net of income tax	(6)	(10)	(8)
Total reclassifications, net of income tax	$827	$(900)	$(490)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 17.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Prepaid legal plans	$438	$438	$446
ASO contracts	290	267	250
Recordkeeping and administrative services (1)	139	149	148
Other revenue related to service contracts from customers	36	42	43
Total revenues related to service contracts from customers	903	896	887
Other (2)	819	879	786
Total other revenues	$1,722	$1,775	$1,673
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 8.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Amortization of DAC and VOBA	$265	$279	$298
Interest expense on debt	104	122	132
General and administrative expenses (1)	2,601	2,535	2,799
Commissions and other variable expenses	1,969	2,181	2,098
Capitalization of DAC	(109)	(110)	(118)
Premium taxes, other taxes, and licenses & fees	376	451	377
Pension, postretirement and postemployment benefit costs	250	221	199
Total other expenses (2)	$5,456	$5,679	$5,785
__________________
(1)Includes ($140) million, ($117) million and ($116) million for the years ended December 31, 2025, 2024 and 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
(2)See Notes 8 and 20 for a discussion of affiliated expenses related to reinsurance and service agreement transactions, respectively.
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
Obligations and Funded Status

	December 31,
	2025	2024
	Pension Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$948	$988
Service costs	10	11
Interest costs	52	50
Net actuarial (gains) losses (1)	27	(25)
Benefits paid	(82)	(76)
Benefit obligations at December 31,	955	948
Change in plan assets:
Estimated fair value of plan assets at January 1,	—	—
Employer contributions	82	76
Benefits paid	(82)	(76)
Estimated fair value of plan assets at December 31,	—	—
Over (under) funded status at December 31,	$(955)	$(948)
Amounts recognized on the consolidated balance sheets:
Other liabilities	$(955)	$(948)
Amount recognized	$(955)	$(948)
AOCI:
Net actuarial (gains) losses	$198	$181
Prior service costs (credit)	(1)	(3)
AOCI, before income tax	$197	$178
Accumulated benefit obligation	$934	$928
__________________
(1)For the years ended December 31, 2025 and 2024, significant sources of actuarial (gains) losses for pension benefits include the impact of changes to the financial assumptions of $16 million and ($39) million, respectively, and plan experience of $11 million and $14 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)
Information regarding pension plans with PBOs and/or accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2025	2024	2025	2024
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
PBO	$955	$948	$955	$948
ABO	$934	$928	$934	$928
Net Periodic Benefit Costs
The components of net periodic benefit costs and benefit obligations recognized in OCI were as follows for pension benefits:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net periodic benefit costs:
Service costs	$10	$11	$10
Interest costs	52	50	52
Amortization of net actuarial (gains) losses	10	14	12
Amortization of prior service costs (credit)	(2)	(2)	(2)
Total net periodic benefit costs (credit)	70	73	72
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	27	(25)	43
Amortization of net actuarial gains (losses)	(10)	(14)	(12)
Amortization of prior service (costs) credit	2	2	2
Total recognized in OCI	19	(37)	33
Total recognized in net periodic benefit costs and OCI	$89	$36	$105
Assumptions
Assumptions used in determining the benefit obligation for the plan were as follows:

	Pension Benefits
December 31, 2025
Weighted average discount rate	5.50%
Weighted average interest crediting rate	4.31%
Rate of compensation increase	2.50%	-	8.00%
December 31, 2024
Weighted average discount rate	5.70%
Weighted average interest crediting rate	4.31%
Rate of compensation increase	2.50%	-	8.00%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)
Assumptions used in determining the net periodic benefit cost for the plan were as follows:

	Pension Benefits
Year Ended December 31, 2025
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
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plan are primarily funded from the Company’s general assets as they become due under the provisions of the plan, and therefore benefit payments equal employer contributions. The Company expects to make benefit payments of $80 million in 2026.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

Pension Benefits
(In millions)
2026	$76
2027	$76
2028	$81
2029	$102
2030	$76
2031-2035	$385

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax
The Company’s provision for income tax was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Current:
U.S. federal	$346	$723	$353
U.S. state and local	4	4	14
Non-U.S.	11	15	14
Subtotal	361	742	381
Deferred:
U.S. federal	(106)	34	(321)
Subtotal	(106)	34	(321)
Provision for income tax expense (benefit)	$255	$776	$60
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Income (loss):
U.S.	$1,701	$4,113	$1,176
Non-U.S.	113	148	19
Total	$1,814	$4,261	$1,195

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)
The table below presents the reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported. See Note 1 for further information on the ASU recently adopted on a prospective basis by the Company.

	Year Ended December 31,
	2025
	Amount	% Income (Loss)
	(Dollars in millions)
Income (loss) before provision for income tax	$1,814
Tax provision at U.S. statutory rate	381	21.0%
U.S. state and local, net of U.S. federal (1)	3	0.2%
Foreign tax effects	3	0.2%
Tax credits	(25)	(1.4)%
Nontaxable or nondeductible items:
Tax-exempt income	(67)	(3.7)%
Other	(16)	(0.9)%
Changes in unrecognized tax benefits	(7)	(0.4)%
Other adjustments:
Equity method investments	(23)	(1.3)%
Other	6	0.3%
Provision for income tax expense (benefit) and effective tax rate	$255	14.1%
__________________
(1)State taxes in Illinois made up the majority (greater than 50%) of the tax effect in this category.

	Years Ended December 31,
	2024	2023
	(In millions)
Tax provision at U.S. statutory rate	$895	$251
Tax effect of:
Dividend received deduction	(18)	(17)
Tax-exempt income	(32)	(28)
Prior year tax	(4)	8
Low income housing tax credits	6	(116)
Other tax credits	(33)	(30)
Foreign tax rate differential	(27)	1
Other, net	(11)	(9)
Provision for income tax expense (benefit)	$776	$60
The Company paid income taxes, net of refunds, of $549 million during the year ended December 31, 2025. U.S. federal income taxes paid were $537 million, U.S. state income taxes paid were $1 million and foreign income taxes paid were $11 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2025	2024
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,037	$616
Net operating loss carryforwards (1)	29	78
Employee benefits	523	463
Tax credit carryforwards (2)	33	—
Litigation-related and government mandated	94	90
Net unrealized investment losses	1,697	2,444
DAC	9	—
Other	132	192
Total gross deferred income tax assets	3,554	3,883
Less: Valuation allowance	29	78
Total net deferred income tax assets	3,525	3,805
Deferred income tax liabilities:
Investments, including derivatives	1,021	824
Intangibles	14	17
DAC	—	81
Total deferred income tax liabilities	1,035	922
Net deferred income tax asset (liability)	$2,490	$2,883
__________________
(1)The Company has recorded a deferred tax asset of $29 million primarily related to U.S. state net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2025. U.S. state net operating loss carryforwards will expire between 2027 and 2044, whereas other jurisdictions have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2025 reflect general business tax credits with an expiration period in 2045.
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) MetLife, Inc. included ($142) million and $56 million at December 31, 2025 and 2024, respectively.
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
In 2025, related to a federal income tax audit of MetLife, Inc. and its subsidiaries for tax years 2017, 2018 and 2019, the Company and the IRS entered into agreements resulting in the resolution of most audit issues. Accordingly, the Company recorded a non-cash benefit to net income of $4 million recorded in provision for income tax expense (benefit).
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$41	$39	$37
Additions for tax positions of prior years	4	—	—
Additions for tax positions of current year	2	2	2
Settlements with tax authorities	(25)	—	—
Balance at December 31,	$22	$41	$39
Unrecognized tax benefits that, if recognized, would impact the effective rate	$22	$41	$39
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
19. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2025	2024	2023
	(In millions, except number of claims)
Asbestos personal injury claims at year end	57,601	57,760	57,488
Number of new claims during the year	2,782	2,936	2,565
Settlement payments during the year (1)	$43.6	$47.4	$50.6
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims. The frequency of claims relating to asbestos has not declined as expected, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims to $427 million at December 31, 2025. The recorded liability was $406 million at December 31, 2024.
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
Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2025	2024
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$41	$45
Premium tax offset currently available for paid assessments	60	66
	$101	$111
Other Liabilities:
Insolvency assessments	$57	$61
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.0 billion and $1.5 billion at December 31, 2025 and 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $4.5 billion and $4.0 billion at December 31, 2025 and 2024, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $551 million, with a cumulative maximum of $651 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.

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
The Company’s recorded liabilities were $2 million at both December 31, 2025 and 2024, for indemnities and guarantees.
20. Related Party Transactions
The Company has entered into various service agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $3.0 billion for each of the years ended December 31, 2025, 2024 and 2023. Total revenues received from affiliates related to these agreements were $73 million, $52 million and $52 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had net payables to affiliates, related to the items discussed above, of $72 million and $88 million at December 31, 2025 and 2024, respectively.
The Company has issued group annuity and stable value contracts to MetLife Group, Inc. (“MLG”), an affiliate, and COLI to a trust held by MLG, for the benefit of pension and other postretirement benefit plans, and active benefit plans, that are sponsored by MLG. These contracts and COLI are reported as separate account assets and liabilities. In addition, the Company has issued a group life insurance contract and group annuity contracts to MLG for pension and postretirement benefit plans sponsored by MLG, which are reported as PABs.
See Notes 1, 8, 10, 14 and 15 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2025
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$29,811	$26,701	$26,701
Public utilities	5,178	5,016	5,016
Municipals	5,947	5,589	5,589
Foreign government	3,115	3,066	3,066
All other corporate bonds	75,144	71,885	71,885
Total bonds	119,195	112,257	112,257
Mortgage-backed, asset-backed and collateralized loan obligations securities	48,025	46,903	46,903
Redeemable preferred stock	164	172	172
Total fixed maturity securities AFS	167,384	159,332	159,332
Mortgage loans	56,571		55,870
Policy loans	5,596		5,596
Real estate and REJV (2)	8,543		8,543
Real estate acquired in satisfaction of debt	255		255
OLPI (2)	6,929		6,929
Short-term investments	2,267		2,221
Other invested assets (2) (3)	15,086		15,086
Total investments	$262,631		$253,832
__________________
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
(2)Includes equity method investments in related parties totaling $14.3 billion, reported across these asset classes. See Notes 1, 10, and 20 of the Notes to Consolidated Financial Statements for further information.
(3)Includes investments in related parties of $3.7 billion. See Notes 1, 8, 10 and 11 of the Notes to Consolidated Financial Statements for further information.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2025 and 2024
(In millions)

	Years Ended December 31,
	2025	2024 (1)
	(In millions)
DAC and VOBA	$2,865	$3,136
FPBs, Other Policy-Related Balances and Policyholder Dividend Obligation	$145,074	$134,957
PABs	$104,091	$102,140
MRB (Assets) Liabilities (2)	$1,944	$2,093
Policyholder Dividends Payable	$197	$231
Unearned Premiums (3), (4)	$437	$596
__________________
(1)See Note 2 for information on the Company’s reorganization to a single segment.
(2)MRB assets and liabilities are presented net.
(3)Amounts are included within the FPBs, other policy-related balances and policyholder dividend obligation row.
(4)Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Years Ended December 31,
	2025	2024 (1)	2023 (1)
	(In millions)
Premiums and Universal Life and Investment-Type Product Policy Fees	$32,110	$29,061	$26,382
Net Investment Income	$11,611	$11,635	$11,206
Policyholder Benefits and Claims, Policyholder Liability Remeasurement (Gains) Losses and Interest Credited to PABs	$35,944	$32,452	$29,602
MRB Remeasurement (Gains) Losses	$(319)	$(932)	$(703)
Amortization of DAC and VOBA Charged to Other Expenses	$265	$279	$298
Other Expenses (2)	$5,606	$5,855	$5,957
_____________
(1)See Note 2 for information on the Company’s reorganization to a single segment.
(2)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2025, 2024 and 2023
(Dollars in millions)

	Gross Amount	Ceded (1)	Assumed (1)	Net Amount	% Amount Assumed to Net
2025
Life insurance in-force	$4,433,564	$140,069	$681,518	$4,975,013	13.7%
Insurance premium
Life insurance (2)	$23,443	$5,223	$1,398	$19,618	7.1%
Accident & health insurance	11,449	533	42	10,958	0.4%
Total insurance premium	$34,892	$5,756	$1,440	$30,576	4.7%
2024
Life insurance in-force	$4,388,485	$146,790	$702,733	$4,944,428	14.2%
Insurance premium
Life insurance (2)	$16,564	$652	$984	$16,896	5.8%
Accident & health insurance	11,114	494	45	10,665	0.4%
Total insurance premium	$27,678	$1,146	$1,029	$27,561	3.7%
2023
Life insurance in-force	$4,276,976	$160,983	$660,504	$4,776,497	13.8%
Insurance premium
Life insurance (2)	$14,418	$704	$807	$14,521	5.6%
Accident & health insurance	10,609	452	40	10,197	0.4%
Total insurance premium	$25,027	$1,156	$847	$24,718	3.4%
______________
(1)    For the year ended December 31, 2025, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $11.5 billion and $222 million, respectively, and life insurance premiums of $429 million and $6 million, respectively. For the year ended December 31, 2024, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.1 billion and $232 million, respectively, and life insurance premiums of $401 million and $5 million, respectively. For the year ended December 31, 2023, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $12.1 billion and $338 million, respectively, and life insurance premiums of $372 million and ($19) million, respectively.
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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2025.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2025.
Item 9B. Other Information
Securities trading plans
During the three months ended December 31, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
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
Independent Auditor’s Fees for 2025 and 2024
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services for the years ended December 31, 2025 and 2024. All fees shown in the table were related to services that were approved by the Audit Committee.

	2025	2024
	(In millions)
Audit fees (1)	$20.5	$21.3
Audit-related fees (2)	$0.1	$3.7
Tax fees (3)	$1.3	$1.1
All other fees (4)	$—	$—
______________
(1)Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.
(2)Fees for assurance and related services, such as attestation services related to internal control over financial reporting, including System and Organization Control (SOC) audit reports, as mandated by Statement on Standards for Attestation Engagements No. 18 (SSAE 18), as well as compliance reports.
(3)Fees for tax compliance, consultation, and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, transfer pricing, and requests for rulings or technical advice from taxing authorities.
(4)Fees for other types of permitted services, including consulting, financial advisory services, and actuarial services.

Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform pre-approved audit services and pre-approved audit-related, tax and other permitted non-audit services that MetLife expects to be performed for the fiscal year. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by the Company’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 62.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 62.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 196.
Item 16. Form 10-K Summary
None.

Glossary
Throughout this Form 10-K, the Company uses certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	FHLBNY	Federal Home Loan Bank of New York
ABO	Accumulated Benefit Obligations	FINRA	Financial Industry Regulatory Authority
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FIO	Federal Insurance Office
ACL	Allowance For Credit Loss	Fitch	Fitch Ratings Inc.
AFS	Available-For-Sale	FPB	Future Policy Benefit Liabilities
AI	Artificial Intelligence	FSOC	Financial Stability Oversight Council
ALM	Asset/Liability Management	FVO	Fair Value Option
Alt-A	Alternative Residential Mortgage Loans	GAAP	Accounting principles generally accepted in the United States of America
AOCI	Accumulated Other Comprehensive Income (Loss)	GCC	Group Capital Calculation
ASO	Administrative Services-Only	GICs	Guaranteed Interest Contracts
ASU	Accounting Standards Update	GMABs	Guaranteed Minimum Accumulation Benefits
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GMCR	Guaranteed Minimum Crediting Rates
CCPA	California Consumer Privacy Act	GMDBs	Guaranteed Minimum Death Benefits
CEO	Chief Executive Officer	GMIBs	Guaranteed Minimum Income Benefits
CFO	Chief Financial Officer	GMWBs	Guaranteed Minimum Withdrawal Benefits
CFPB	Consumer Financial Protection Bureau	GMXBs	Guaranteed Minimum Benefits
CFTC	Commodity Futures Trading Commission	IBNP	Incurred But Not Paid
CISO	Chief Information Security Officer	IBNR	Incurred But Not Reported
CLOs	Collateralized Loan Obligations	IMR	Interest Maintenance Reserve
CMBS	Commercial Mortgage-Backed Securities	IRS	Internal Revenue Service
CODM	Chief Operating Decision Maker	LDTI	Long-Duration Targeted Improvements
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	LDTI Transition Date	January 1, 2021
Credit Facility	Unsecured revolving credit facility	LTV	Loan-To-Value
CRO	Chief Risk Officer	MetLife Funding	MetLife Funding, Inc.
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	MLIC	Metropolitan Life Insurance Company
DAC	Deferred Policy Acquisition Costs	Moody’s	Moody’s Investors Service, Inc.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	MoRe	Missouri Reinsurance, Inc.
DOL	U.S. Department of Labor	MRB	Market Risk Benefit
DPL	Deferred Profit Liability	MRC	MetLife Reinsurance Company of Charleston
DSCR	Debt Service Coverage Ratios	MTL	Metropolitan Tower Life Insurance Company
ERC	Enterprise Risk Committee	NAIC	National Association of Insurance Commissioners
ERISA	Employee Retirement Income Security Act of 1974	NAV	Net Asset Value
ERM	Enterprise Risk Management	NGEs	Non-Guaranteed Elements
Exchange Act	Securities Exchange Act of 1934	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
Farmer Mac	Federal Agricultural Mortgage Corporation	NPR	Net Premium Ratio
FASB	Financial Accounting Standards Board	NQM	Non-Qualified Residential Mortgage

NRSRO	Nationally Recognized Statistical Rating Organizations	SCL	Special Considerations Letter
NYDFS	New York State Department of Financial Services	SEC	U.S. Securities and Exchange Commission
OCI	Other Comprehensive Income (Loss)	SSG	Structured Securities Group
OLPI	Other Limited Partnership Interests	Statutory Codification	Codification of Statutory Accounting Principles
OTC	Over-the-Counter	Structured Products	RMBS, ABS & CLO and CMBS
OTC-bilateral	Bilateral contracts between two counterparties	Superintendent	New York Superintendent of Financial Services
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
PABs	Policyholder Account Balances	TRRs	Total Rate of Return Swaps
PBO	Projected Benefit Obligation	U.S.	United States
PCAOB	Public Company Accounting Oversight Board	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PTE	Prohibited Transaction Exemption	UREV	Unearned Revenue
RBC	Risk-Based Capital	VIEs	Variable Interest Entities
REJVs	Real Estate Joint Ventures	VM	Valuation Manual
RIS	Retirement and Income Solutions	VOBA	Value of Business Acquired
RMBS	Residential Mortgage-Backed Securities	VOCRA	Value of Customer Relationships Acquired
ROU	Right-of-Use	VODA	Value of Distribution Agreements
S&P	Standard & Poor’s Global Ratings

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

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	May 19, 2016

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective as of December 21, 2023.	8-K	000-55029	3.2	December 26, 2023

4.1	Description of Securities.					X

10.1	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

19.1	MetLife Insider Trading Policy.	10-K	001-15787	19.1	February 19, 2026

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 10, 2026

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Michel A. Khalaf
	Name:	Michel A. Khalaf
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director
Daniel S. Glaser

/s/ Carlos M. Gutierrez	Director	March 10, 2026
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	March 10, 2026
Carla A. Harris

/s/ Laura J. Hay	Director	March 10, 2026
Laura J. Hay

/s/ R. Glenn Hubbard	Chairman of the Board	March 10, 2026
R. Glenn Hubbard

/s/ Jeh C. Johnson	Director	March 10, 2026
Jeh C. Johnson

/s/ William E. Kennard	Director	March 10, 2026
William E. Kennard

/s/ Diana L. McKenzie	Director	March 10, 2026
Diana L. McKenzie

/s/ Denise M. Morrison	Director	March 10, 2026
Denise M. Morrison

/s/ Christian Mumenthaler	Director	March 10, 2026
Christian Mumenthaler

Director
Michelle Seitz

/s/ Mark A. Weinberger	Director	March 10, 2026
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2026
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2026
John D. McCallion

/s/ Adrienne O’Neill	Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)	March 10, 2026
Adrienne O’Neill