Form 10-Q
period 2026-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2026-05-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 12, 2026, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2026 and December 31, 2025 (Unaudited)
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $195 and $194, respectively); and amortized cost: $169,626 and $167,384, respectively	$159,342	$159,332
Mortgage loans (net of allowance for credit loss of $711 and $701, respectively; includes $180 and $180, respectively, relating to variable interest entities)	55,472	55,870
Policy loans	5,545	5,596
Real estate and real estate joint ventures (includes $303 and $378, respectively, under the fair value option; $130 and $64, respectively, of real estate held-for-sale; $2,495 and $2,435, respectively, relating to variable interest entities)	8,906	8,798
Other limited partnership interests	6,506	6,929
Short-term investments, at estimated fair value	1,409	2,221
Other invested assets (includes $363 and $435, respectively, of leveraged and direct financing leases; $1,712 and $866, respectively, under the fair value option of which $816 and $0, respectively, is relating to variable interest entities; $43 and $45, respectively, relating to variable interest entities not under the fair value option)	16,832	15,086
Total investments	254,012	253,832
Cash and cash equivalents, principally at estimated fair value (includes $64 and $0, respectively, relating to variable interest entities)	9,416	8,392
Accrued investment income	2,084	2,031
Premiums, reinsurance and other receivables	35,774	35,488
Market risk benefits, at estimated fair value	207	257
Deferred policy acquisition costs and value of business acquired	2,855	2,865
Current income tax recoverable	371	482
Deferred income tax asset	2,545	2,490
Other assets	4,140	4,168
Separate account assets	71,428	73,511
Total assets	$382,832	$383,516
Liabilities and Equity
Liabilities
Future policy benefits	$134,900	$136,432
Policyholder account balances	104,711	104,091
Market risk benefits, at estimated fair value	2,321	2,201
Other policy-related balances	8,863	8,642
Policyholder dividends payable	193	197
Payables for collateral under securities loaned and other transactions	12,588	11,698
Long-term debt	997	1,045
Notes issued by collateralized financing entities (includes all amounts: under the fair value option; and relating to variable interest entities)	801	—
Other liabilities (includes $30 and $0, respectively, relating to variable interest entities)	32,219	31,164
Separate account liabilities	71,428	73,511
Total liabilities	369,021	368,981
Contingencies, Commitments and Guarantees (Note 14)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	6,228	6,677
Accumulated other comprehensive income (loss)	(5,564)	(5,236)
Total Metropolitan Life Insurance Company stockholder’s equity	13,144	13,921
Noncontrolling interests	667	614
Total equity	13,811	14,535
Total liabilities and equity	$382,832	$383,516
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Revenues
Premiums	$6,748	$6,695
Universal life and investment-type product policy fees	390	392
Net investment income	3,100	2,876
Other revenues	435	435
Net investment gains (losses)	(225)	(285)
Net derivative gains (losses)	400	(46)
Total revenues	10,848	10,067
Expenses
Policyholder benefits and claims	7,023	7,049
Policyholder liability remeasurement (gains) losses	(6)	(15)
Market risk benefit remeasurement (gains) losses	123	290
Interest credited to policyholder account balances	933	931
Policyholder dividends	94	113
Other expenses	1,626	1,313
Total expenses	9,793	9,681
Income (loss) before provision for income tax	1,055	386
Provision for income tax expense (benefit)	199	51
Net income (loss)	856	335
Less: Net income (loss) attributable to noncontrolling interests	(4)	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$860	$337
Comprehensive income (loss)	$528	$1,461
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(4)	(2)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$532	$1,463
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$5	$12,475	$6,677	$(5,236)	$13,921	$614	$14,535
Dividends to MetLife, Inc.			(1,309)		(1,309)		(1,309)
Change in equity of noncontrolling interests					—	57	57
Net income (loss)			860		860	(4)	856
Other comprehensive income (loss), net of income tax				(328)	(328)		(328)
Balance at March 31, 2026	$5	$12,475	$6,228	$(5,564)	$13,144	$667	$13,811

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$5	$12,475	$7,444	$(5,994)	$13,930	$504	$14,434
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025				(1,074)	(1,074)		(1,074)
Dividends to MetLife, Inc.			(1,365)		(1,365)		(1,365)
Change in equity of noncontrolling interests					—	(44)	(44)
Net income (loss)			337		337	(2)	335
Other comprehensive income (loss), net of income tax				1,126	1,126		1,126
Balance at March 31, 2025	$5	$12,475	$6,416	$(5,942)	$12,954	$458	$13,412
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$1,854	$1,565
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	12,714	7,161
Equity securities	3	6
Mortgage loans	3,060	2,568
Real estate and real estate joint ventures	70	50
Other limited partnership interests	225	240
Short-term investments	1,974	2,494
Purchases and originations of:
Fixed maturity securities available-for-sale	(14,196)	(9,448)
Equity securities	(87)	(33)
Mortgage loans	(2,659)	(1,381)
Real estate and real estate joint ventures	(346)	(87)
Other limited partnership interests	(164)	(101)
Short-term investments	(1,147)	(2,576)
Cash received in connection with freestanding derivatives	384	489
Cash paid in connection with freestanding derivatives	(620)	(575)
Net change in policy loans	51	(92)
Net change in other invested assets	(173)	332
Other, net	79	24
Net cash provided by (used in) investing activities	(832)	(929)
Cash flows from financing activities
Policyholder account balances - deposits	19,573	21,763
Policyholder account balances - withdrawals	(19,100)	(22,366)
Net change in payables for collateral under securities loaned and other transactions	890	277
Long-term debt repaid	(50)	—
Derivatives with certain financing elements and other derivative-related transactions, net	3	11
Dividends paid to MetLife, Inc.	(1,309)	(1,365)
Other, net	(3)	(46)
Net cash provided by (used in) financing activities	4	(1,726)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(2)	1
Change in cash and cash equivalents	1,024	(1,089)
Cash and cash equivalents, beginning of period	8,392	7,271
Cash and cash equivalents, end of period	$9,416	$6,182
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$5	$7
Income tax	$1	$39
Non-cash transactions:
Other invested assets received in connection with the sale of other limited partnership interests	$269	$17
Consolidation of collateralized financing entities
Increase in fair value option securities	$816	$—
Increase in notes issued by collateralized financing entities	$801	$—

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of insurance, annuities and employee benefits. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, Retirement and Income Solutions (“RIS”) and MetLife Holdings) to a single reportable segment to align with MetLife’s strategic initiatives, and the manner in which the chief operating decision maker (“CODM”) evaluates the performance of the business and allocates resources. Accordingly, certain products were reclassified within the product rollforwards. These changes were applied retrospectively for all periods presented and did not have an impact on prior period consolidated net income (loss). See Note 2 for further information.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2025 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2025 Annual Report.
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
The Company uses either the equity method of accounting or the fair value option (“FVO”) for its investments in joint ventures, including real estate joint ventures (“REJVs”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2026 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information
In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, RIS and MetLife Holdings) to a single reportable segment and changed the measure used to evaluate segment profitability from adjusted earnings to net income. See Note 1. The CODM is the Company’s chief executive officer, who evaluates performance and decides how to allocate resources based on net income as reported on the interim condensed consolidated statements of operations. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s interim condensed consolidated statements of operations, and there are no other segment expenses at a more disaggregated level used by the CODM. The measure of segment assets is reported on the interim condensed consolidated balance sheets as total assets.
3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.
The Company’s future policy benefits (“FPBs”) on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$55,935	$57,127
Long-term care	14,978	15,224
Deferred Profit Liabilities:
Annuities	3,070	3,075
Additional Insurance Liabilities:
Universal and variable universal life	2,158	2,127
Participating life	41,333	41,624
Other long-duration (1)	6,342	6,313
Short-duration and other	11,084	10,942
Total	$134,900	$136,432
__________________
(1) This balance represents liabilities for various smaller product lines.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Annuities
The Company’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain pension risk transfers on a modified coinsurance basis. Information regarding these products was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	—	1
Adjusted balance	—	1
Issuances	287	604
Net premiums collected	(287)	(605)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$57,446	$47,910

Balance, beginning of period, at original discount rate	$57,896	$49,191
Effect of actual variances from expected experience (1)	(32)	(37)
Adjusted balance	57,864	49,154
Issuances	288	610
Interest accrual	714	613
Benefit payments	(1,259)	(1,158)
Ending balance at original discount rate	57,607	49,219
Effect of changes in discount rate assumptions	(1,346)	(1,005)
Balance, end of period, at current discount rate at balance sheet date	56,261	48,214

Cumulative amount of fair value hedging adjustments	(326)	(285)
Net liability for FPBs	$55,935	$47,929
Less: Reinsurance recoverables	4,259	—
Net liability for FPBs, net of reinsurance	$51,676	$47,929

Undiscounted - Expected future benefit payments	$105,575	$93,608
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$56,261	$48,214
Weighted-average duration of the liability	8 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.6%	5.6%
__________________
(1)For the three months ended March 31, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the Company’s annuity products of $24 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Long-term Care
The Company’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,548	$5,475

Balance, beginning of period, at original discount rate	$5,515	$5,568
Effect of actual variances from expected experience	21	(22)
Adjusted balance	5,536	5,546
Interest accrual	71	71
Net premiums collected	(142)	(140)
Ending balance at original discount rate	5,465	5,477
Effect of changes in discount rate assumptions	(42)	(35)
Balance, end of period, at current discount rate at balance sheet date	$5,423	$5,442

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,772	$20,012

Balance, beginning of period, at original discount rate	$21,490	$21,024
Effect of actual variances from expected experience	44	(10)
Adjusted balance	21,534	21,014
Interest accrual	283	276
Benefit payments	(250)	(225)
Ending balance at original discount rate	21,567	21,065
Effect of changes in discount rate assumptions	(1,166)	(907)
Balance, end of period, at current discount rate at balance sheet date	20,401	20,158

Net liability for FPBs	$14,978	$14,716

Undiscounted:
Expected future gross premiums	$10,229	$10,450
Expected future benefit payments	$44,517	$44,745
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,824	$6,932
Expected future benefit payments	$20,401	$20,158
Weighted-average duration of the liability	13 years	13 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	6.0%	5.8%
Rollforward - Additional Insurance Liabilities
The Company establishes additional insurance liabilities for annuitization, death or other insurance benefits for universal life, and variable universal life contract features whereby the Company guarantees to the contractholder either a secondary guarantee or a guaranteed paid-up benefit. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Universal and Variable Universal Life
The Company’s universal and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2026	2025
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,127	$1,969
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(13)	(17)
Balance, beginning of period, before AOCI adjustment	2,140	1,986
Effect of actual variances from expected experience	8	10
Adjusted balance	2,148	1,996
Assessments accrual	23	23
Interest accrual	27	25
Excess benefits paid	(26)	(24)
Balance, end of period, before AOCI adjustment	2,172	2,020
Add: AOCI adjustment	(14)	(15)
Balance, end of period	2,158	2,005
Less: Reinsurance recoverables	2,158	2,005
Balance, end of period, net of reinsurance	$—	$—

Weighted-average duration of the liability	15 years	16 years
Weighted-average interest accretion rate	5.2%	5.2%

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding participating life contracts, were as follows:

	Three Months Ended March 31,
	2026		2025
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$308	$714	$620	$613
Long-term care	179	212	180	205
Deferred Profit Liabilities:
Annuities	N/A	38	N/A	38
Additional Insurance Liabilities:
Universal and variable universal life	82	27	91	25
Other long-duration	517	75	178	76
Total	$1,086	$1,066	$1,069	$957
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Balance, beginning of period	$11,956	$11,698
Less: Reinsurance recoverables	1,946	2,004
Net balance, beginning of period	10,010	9,694
Incurred related to:
Current period	5,466	5,507
Prior periods (1)	(203)	(134)
Total incurred	5,263	5,373
Paid related to:
Current period	(2,236)	(2,180)
Prior periods	(2,752)	(2,823)
Total paid	(4,988)	(5,003)
Net balance, end of period	10,285	10,064
Add: Reinsurance recoverables	2,051	2,074
Balance, end of period (included in FPBs and other policy-related balances)	$12,336	$12,138
__________________
(1)For the three months ended March 31, 2026 and 2025, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for policyholder account balances (“PABs”), which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Life	$10,265	$10,197
Capital markets investment products and stable value guaranteed interest contracts (“GICs”)	60,117	59,278
Annuities and risk solutions	15,764	15,671
Fixed and variable annuities	5,607	5,788
Other	12,958	13,157
Total	$104,711	$104,091
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Life
The life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,197	$7,469
Transfer (1)	—	3,084
Deposits	1,084	935
Policy charges	(167)	(167)
Surrenders and withdrawals	(908)	(892)
Benefit payments	(3)	(4)
Net transfers from (to) separate accounts	(1)	1
Interest credited	63	66
Balance, end of period	$10,265	$10,492

Weighted-average annual crediting rate	2.5%	2.5%

At period end:
Cash surrender value	$10,195	$10,428
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$269,900	$266,816
__________________
(1)Reported balances for the three months ended March 31, 2025 have been updated to include a product previously not included in the disaggregated rollforward. See Note 1.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$514	$—	$647	$4,294	$5,455
Equal to or greater than 2% but less than 4%	3,867	97	73	—	4,037
Equal to or greater than 4%	661	24	—	56	741
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	32
Total	$5,042	$121	$720	$4,350	$10,265

March 31, 2025
Equal to or greater than 0% but less than 2%	$468	$—	$718	$4,153	$5,339
Equal to or greater than 2% but less than 4%	4,183	102	62	—	4,347
Equal to or greater than 4%	693	27	3	48	771
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	35
Total	$5,344	$129	$783	$4,201	$10,492
Capital Markets Investment Products and Stable Value GICs
The capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$59,278	$57,799
Deposits	17,713	20,402
Surrenders and withdrawals	(17,037)	(20,561)
Interest credited	524	535
Effect of foreign currency translation and other, net	(361)	477
Balance, end of period	$60,117	$58,652

Weighted-average annual crediting rate	3.6%	3.8%
Cash surrender value at period end	$1,168	$1,054

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,436	$2,436
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	57,681
Total	$—	$—	$—	$2,436	$60,117

March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,376	$2,376
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,276
Total	$—	$—	$—	$2,376	$58,652
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

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$15,671	$11,673
Transfer (1)	—	3,109
Deposits	532	264
Policy charges	(45)	(44)
Surrenders and withdrawals	(455)	(146)
Benefit payments	(168)	(161)
Net transfers from (to) separate accounts	(6)	15
Interest credited	161	150
Other	74	16
Balance, end of period	$15,764	$14,876

Weighted-average annual crediting rate	4.2%	4.1%

At period end:
Cash surrender value	$10,954	$10,443
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$34,555	$33,999
At annuitization or exercise of other living benefits	$13	$15

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
__________________
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1.
The annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,641	$2,649
Equal to or greater than 2% but less than 4%	426	2,202	453	51	3,132
Equal to or greater than 4%	3,363	—	300	6	3,669
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	6,314
Total	$3,789	$2,202	$761	$2,698	$15,764

March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$7	$2,148	$2,155
Equal to or greater than 2% but less than 4%	350	2,507	522	48	3,427
Equal to or greater than 4%	3,690	11	293	6	4,000
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,294
Total	$4,040	$2,518	$822	$2,202	$14,876

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Fixed and Variable Annuities
The fixed and variable annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$5,788	$9,513
Transfer (1)	—	(3,109)
Deposits	22	25
Policy charges	(2)	(2)
Surrenders and withdrawals	(180)	(226)
Benefit payments	(66)	(83)
Net transfers from (to) separate accounts	4	24
Interest credited	43	48
Other	(2)	(3)
Balance, end of period	$5,607	$6,187

Weighted-average annual crediting rate	3.1%	3.1%

At period end:
Cash surrender value	$5,091	$5,598
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$2,425	$2,577
At annuitization or exercise of other living benefits	$814	$738
__________________
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1.
(2)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as Market Risk Benefits (“MRBs”), which are disclosed in “Annuities” in Note 5.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The fixed and variable annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$40	$9	$362	$273	$684
Equal to or greater than 2% but less than 4%	2,452	1,533	287	56	4,328
Equal to or greater than 4%	112	172	—	—	284
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	311
Total	$2,604	$1,714	$649	$329	$5,607

March 31, 2025
Equal to or greater than 0% but less than 2%	$15	$126	$409	$78	$628
Equal to or greater than 2% but less than 4%	2,067	2,404	347	83	4,901
Equal to or greater than 4%	160	148	2	—	310
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	348
Total	$2,242	$2,678	$758	$161	$6,187
5. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026			December 31, 2025
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Annuities	$171	$2,152	$1,981	$216	$2,043	$1,827
Other	36	169	133	41	158	117
Total	$207	$2,321	$2,114	$257	$2,201	$1,944
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$1,827	$2,069

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,742	$2,026
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	(191)
Attributed fees collected	61	66
Benefit payments	(24)	(23)
Effect of changes in interest rates	(5)	122
Effect of changes in capital markets	63	60
Effect of changes in equity index volatility	59	11
Actual policyholder behavior different from expected behavior	57	57
Effect of foreign currency translation and other, net	(17)	3
Effect of changes in risk margin	2	13
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,938	2,144
Cumulative effect of changes in the instrument-specific credit risk	43	41
Balance, end of period	1,981	2,185
Less: Reinsurance recoverable	373	—
Balance, end of period, net of reinsurance	$1,608	$2,185

At period end:
Net amount at risk, excluding offsets from hedging and reinsurance (2):
In the event of death	$2,425	$2,577
At annuitization or exercise of other living benefits	$814	$738
Weighted-average attained age of contractholders:
In the event of death	73 years	72 years
At annuitization or exercise of other living benefits	72 years	71 years
__________________
(1)    A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1.
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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 10 for additional information on significant unobservable inputs.
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
Other
In addition to the disaggregated MRB product rollforward above, the Company offers other products with guaranteed minimum benefit features. These MRBs are measured at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 10 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding these product liabilities (assets) was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$117	$24

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$138	$29
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	191
Attributed fees collected	4	4
Effect of changes in interest rates	6	12
Effect of changes in capital markets	6	5
Effect of changes in equity index volatility	14	3
Actual policyholder behavior different from expected behavior	1	(2)
Effect of foreign currency translation and other, net	(11)	1
Effect of changes in risk margin	1	2
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	159	245
Cumulative effect of changes in the instrument-specific credit risk	(26)	(36)
Balance, end of period	$133	$209

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
__________________
(1)A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1.
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Stable value and risk solutions	$27,645	$27,605
Group annuities	17,706	18,099
Variable annuities	18,285	19,554
Other	7,792	8,253
Total	$71,428	$73,511

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
The balances of and changes in separate account liabilities were as follows:

	Stable Value and Risk Solutions	Group Annuities	Variable Annuities
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$27,605	$18,099	$19,554
Premiums and deposits	467	62	14
Policy charges	(51)	(27)	(104)
Surrenders and withdrawals	(590)	(431)	(590)
Benefit payments	(38)	(11)	(117)
Investment performance	(25)	(287)	(467)
Net transfers from (to) general account	13	(7)	(4)
Other	264	308	(1)
Balance, end of period	$27,645	$17,706	$18,285
Three Months Ended March 31, 2025
Balance, beginning of period	$32,761	$11,001	$27,766
Transfer, January 1 (1)	—	6,926	(6,926)
Premiums and deposits	636	56	16
Policy charges	(47)	(27)	(113)
Surrenders and withdrawals	(2,288)	(370)	(653)
Benefit payments	(35)	(10)	(104)
Investment performance	525	61	(227)
Net transfers from (to) general account	1	(16)	(24)
Other (2)	(1,263)	100	—
Balance, end of period	$30,290	$17,721	$19,735

Cash surrender value at March 31, 2026 (3)	$24,641	$6,518	$18,188
Cash surrender value at March 31, 2025 (3)	$26,910	$6,492	$19,625
__________________
(1)    A product previously reported within Variable Annuities has been moved to Group Annuities. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$8,655	$8,645
Public utilities	996	1,010
Municipals	258	265
Corporate bonds:	7,371	7,426
Total bonds	17,280	17,346
Mortgage-backed securities	7,677	7,640
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	1,953	1,976
Redeemable preferred stock	7	8
Total fixed maturity securities	26,917	26,970
Equity securities	2,569	2,775
Mutual funds:
Bond funds	2,950	3,050
Equity funds	19,216	20,637
Balanced funds	173	172
Other	14,442	15,068
Total mutual funds	36,781	38,927
Other invested assets	1,182	1,152
Total investments	67,449	69,824
Other assets	3,979	3,687
Total	$71,428	$73,511

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding total Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”) was as follows:

	Three Months Ended March 31,
	2026	2025 (1)
	(In millions)
DAC (2):
Balance, beginning of period	$2,855	$3,124
Capitalizations	53	22
Amortization	(63)	(67)
Balance, end of period	$2,845	$3,079

Total DAC and VOBA:
Balance at March 31, 2026		$2,855
Balance at March 31, 2025		$3,090
Balance at December 31, 2025		$2,865
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents fixed maturity securities available-for-sale (“AFS”) by sector. United States (“U.S.”) corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, prime investor, nonqualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. ABS & CLO includes securities collateralized by consumer loans, corporate loans, broadly syndicated bank loans and other assets. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	March 31, 2026					December 31, 2025
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$53,975	$(121)	$739	$3,377	$51,216	$52,552	$(125)	$1,050	$2,875	$50,602
RMBS	28,334	(1)	342	1,383	27,292	28,129	(1)	476	1,365	27,239
U.S. government and agency	28,266	—	124	3,523	24,867	29,811	—	188	3,298	26,701
Foreign corporate	28,334	(16)	460	2,583	26,195	27,934	(7)	742	2,198	26,471
ABS & CLO	16,238	(5)	91	258	16,066	14,610	(5)	137	191	14,551
Municipals	5,830	—	98	526	5,402	5,947	—	138	496	5,589
CMBS	5,144	(16)	36	203	4,961	5,286	(20)	57	210	5,113
Foreign government	3,505	(36)	98	224	3,343	3,115	(36)	151	164	3,066
Total fixed maturity securities AFS	$169,626	$(195)	$1,988	$12,077	$159,342	$167,384	$(194)	$2,939	$10,797	$159,332
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$5,984	$26,171	$28,361	$59,221	$49,694	$169,431
Estimated fair value	$5,949	$25,848	$27,822	$51,404	$48,319	$159,342
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

	March 31, 2026				December 31, 2025
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$12,405	$270	$19,477	$3,093	$4,208	$80	$20,765	$2,763
RMBS	6,767	67	7,942	1,317	1,728	17	9,165	1,348
U.S. government and agency	5,965	106	10,083	3,417	6,209	57	10,238	3,241
Foreign corporate	5,937	184	10,629	2,396	1,211	69	11,682	2,126
ABS & CLO	7,641	73	2,452	184	3,570	22	2,534	169
Municipals	663	14	2,037	512	588	14	1,961	482
CMBS	1,069	10	1,881	191	421	9	2,081	199
Foreign government	1,028	28	1,017	195	167	4	1,078	159
Total fixed maturity securities AFS	$41,475	$752	$55,518	$11,305	$18,102	$272	$59,504	$10,487
Investment grade	$39,430	$682	$54,365	$11,177	$17,172	$232	$58,276	$10,396
Below investment grade	2,045	70	1,153	128	930	40	1,228	91
Total fixed maturity securities AFS	$41,475	$752	$55,518	$11,305	$18,102	$272	$59,504	$10,487
Total number of securities in an unrealized loss position	5,973		5,520		2,778		5,880
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $1.3 billion for the three months ended March 31, 2026 to $12.1 billion primarily due to an increase in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at March 31, 2026, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of March 31, 2026, $128 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, industrial and transportation sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At March 31, 2026, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2026.

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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended March 31, 2026	(In millions)
Balance, beginning of period	$125	$7	$36	$1	$5	$20	$194
ACL not previously recorded	—	16	—	—	—	3	19
Changes for securities with previously recorded ACL	21	—	—	—	—	4	25
Securities sold or exchanged	(25)	(7)	—	—	—	(11)	(43)
Balance, end of period	$121	$16	$36	$1	$5	$16	$195
Three Months Ended March 31, 2025
Balance, beginning of period	$45	$15	$36	$1	$7	$8	$112
ACL not previously recorded	—	—	—	1	—	3	4
Changes for securities with previously recorded ACL	4	—	—	—	1	1	6
Securities sold or exchanged	(23)	(10)	—	—	(3)	—	(36)
Balance, end of period	$26	$5	$36	$2	$5	$12	$86
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2026		December 31, 2025
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$28,884	52.1%	$29,546	52.9%
Agricultural	14,979	27.0	15,203	27.2
Residential	12,313	22.2	11,815	21.2
Total amortized cost	56,176	101.3	56,564	101.3
ACL	(711)	(1.3)	(701)	(1.3)
Total mortgage loans held-for-investment, net	55,465	100.0	55,863	100.0
Mortgage loans held-for-sale	7	—	7	—
Total mortgage loans	$55,472	100.0%	$55,870	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($694) million and ($716) million at March 31, 2026 and December 31, 2025, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at March 31, 2026 was $105 million, $133 million and $115 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $110 million, $159 million and $103 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $905 million and $564 million for the three months ended March 31, 2026 and 2025, respectively.
Sales of mortgage loans were $18 million for the three months ended March 31, 2026.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
For the three months ended March 31, 2026, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $21 million.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Three Months Ended March 31,
	2026				2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$436	$81	$184	$701	$312	$63	$128	$503
Provision (release)	100	3	(39)	64	113	7	6	126
Charge-offs, net of recoveries	(44)	(9)	(1)	(54)	—	—	—	—
Balance, end of period	$492	$75	$144	$711	$425	$70	$134	$629
The gross charge-offs of mortgage loans by origination year and portfolio segment for the three months ended March 31, 2026 were as follows:

Portfolio Segment	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$44	$44
Agricultural	—	—	—	—	—	9	9
Residential	—	—	—	—	1	—	1
Total	$—	$—	$—	$—	$1	$53	$54
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
These mortgage loan modifications are summarized as follows:

	Three Months Ended March 31,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$136	$—	$136	5	—	<1%
For the three months ended March 31, 2026, all commercial and agricultural mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended March 31, 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$533	$1,495	$1,910	$1,211	$905	$8,329	$1,712	$16,095	55.7%
65% to 75%	120	244	312	432	1,341	2,345	—	4,794	16.6
76% to 80%	—	33	—	52	278	1,044	—	1,407	4.9
Greater than 80%	—	152	177	66	484	5,709	—	6,588	22.8
Total	$653	$1,924	$2,399	$1,761	$3,008	$17,427	$1,712	$28,884	100.0%
DSCR:
> 1.20x	$538	$1,512	$2,148	$1,149	$2,285	$14,080	$1,712	$23,424	81.1%
1.00x - 1.20x	—	274	—	323	265	2,135	—	2,997	10.4
<1.00x	115	138	251	289	458	1,212	—	2,463	8.5
Total	$653	$1,924	$2,399	$1,761	$3,008	$17,427	$1,712	$28,884	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$353	$949	$503	$748	$1,530	$8,352	$1,298	$13,733	91.7%
65% to 75%	—	41	32	74	186	712	18	1,063	7.1
76% to 80%	—	—	—	—	22	32	4	58	0.4
Greater than 80%	—	—	—	—	89	22	14	125	0.8
Total	$353	$990	$535	$822	$1,827	$9,118	$1,334	$14,979	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$43	$2,141	$1,274	$232	$1,532	$6,715	$—	$11,937	96.9%
Nonperforming (1)	—	13	41	20	72	230	—	376	3.1
Total	$43	$2,154	$1,315	$252	$1,604	$6,945	$—	$12,313	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $137 million and $143 million at March 31, 2026 and December 31, 2025, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both March 31, 2026 and December 31, 2025. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(In millions)
Commercial	$457	$339	$—	$—	$948	$945
Agricultural	172	172	43	43	139	165
Residential	376	365	—	—	376	365
Total	$1,005	$876	$43	$43	$1,463	$1,475
Real Estate and REJVs
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJVs. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2026	December 31, 2025	Three Months Ended March 31,
			2026	2025
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,577	$1,331	$37	$43
Other real estate	638	553	72	73
REJVs	6,691	6,914	52	13
Total real estate and REJVs	$8,906	$8,798	$161	$129
Depreciation expense on real estate investments was $20 million and $22 million for the three months ended March 31, 2026 and 2025, respectively. Real estate investments were net of accumulated depreciation of $803 million and $783 million at March 31, 2026 and December 31, 2025, respectively.
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
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a summary of leased real estate investments and earned income by property type.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $935 million and $676 million at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, income tax credits and other income tax benefits of $25 million and $28 million, respectively, and amortized expenses of $22 million and $23 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statements of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	March 31, 2026			December 31, 2025
		Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type	Cost
	(In millions)
FVO securities
Securities held by collateralized financing entities (“CFEs”)	$816	$—	$816	$—	$—	$—
General account and other securities	202	694	896	218	648	866
Total FVO securities	$1,018	$694	$1,712	$218	$648	$866
Equity securities
Common stock (2)	$167	$40	$207	$170	$25	$195
Non-redeemable preferred stock	53	10	63	37	7	44
Total equity securities	$220	$50	$270	$207	$32	$239
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.4 billion and $5.0 billion, at estimated fair value, at March 31, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, at both March 31, 2026 and December 31, 2025.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2026			December 31, 2025
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$7,151	$7,421	$7,344	$6,840	$7,043	$6,979
Repurchase agreements	$3,124	$3,075	$3,043	$3,002	$2,975	$2,948
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at both March 31, 2026 and December 31, 2025. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2026					December 31, 2025
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$995	$3,399	$3,027	$—	$7,421	$971	$2,445	$3,627	$—	$7,043

Repurchase agreements:
U.S. government and agency	$—	$3,075	$—	$—	$3,075	$—	$2,975	$—	$—	$2,975
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
8. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, and were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits)	$103	$106
Invested assets held in trust (external reinsurance agreements)	578	285
Invested assets pledged as collateral (1)	22,138	21,380
Total invested assets on deposit, held in trust and pledged as collateral	$22,819	$21,771
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 9.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million at redemption value at both March 31, 2026 and December 31, 2025.
The Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties of $7.8 billion and $8.2 billion at March 31, 2026 and December 31, 2025, respectively, which includes cash and cash equivalents of $610 million and $1.0 billion at March 31, 2026 and December 31, 2025, respectively.
Variable Interest Entities
The Company has invested in legal entities that are VIEs. Legal entities are determined to be VIEs if (1) the equity investors lack (i) the ability to control the entity, (ii) the obligation to absorb losses or (iii) the right to receive returns of the entity, or (2) the entity lacks sufficient equity to finance its activities without subordinated financial support.
For VIEs, the Company determines whether it is the primary beneficiary, which involves an evaluation of the purpose and design of the entity and, whether based on the design of the entity, the Company has both (1) the power to direct the activities of the entity which most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE. Significant judgment is required in the primary beneficiary determination, which includes an evaluation of the substance of contractual arrangements and voting agreements, the rights of other investors in an entity and the potential financial results of the entity.
The Company continuously assesses if facts or circumstances indicate that a potential change in the primary beneficiary has occurred. This could include new contractual arrangements of an entity or changes in the investors of an entity. As a result of changes in circumstances, the Company may consolidate or deconsolidate a VIE.
Consolidated VIEs
The Company is the primary beneficiary of certain investment funds and partnership entities in which the Company has invested. The assets of these VIEs may only be used to satisfy the liabilities of the respective VIEs. The Company is not required to provide, and has not provided, material financial support to the VIEs, other than its investment in these VIEs.

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

	March 31, 2026	December 31, 2025
Description	Consolidated VIEs
	(In millions)
FVO securities primarily held by CFEs (1)	$816	$—
Mortgage loans	180	180
Real estate and REJVs	2,495	2,435
Renewable energy partnership (1)	43	45
Cash and cash equivalents	64	8
Other	10	6
Total assets of consolidated VIEs	$3,608	$2,674
Notes issued by CFEs (2)	$801	$—
Other liabilities	30	9
Total liabilities of consolidated VIEs	$831	$9
__________________
(1)Included in other invested assets.
(2)In the first quarter of 2026, beneficial interests in CFEs were transferred to the Company from an affiliate, which resulted in the Company, as the primary beneficiary, consolidating the CFEs. Notes issued by CFEs represent notes issued by certain collateralized loan obligation (“CLO”) entities. The creditors of these consolidated VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. For these notes, the Company has elected the FVO and has based the estimated fair value on the more observable of the notes or the corresponding assets. Changes in estimated fair value are reported in net investment gains (losses).
Unconsolidated VIEs
The Company has determined that it is not the primary beneficiary of certain VIEs because the Company does not have both (1) the power to direct the activities of the entity which most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE.
The Company invests in structured products issued by CFEs or securitization entities that are VIEs which typically do not have substantial equity. Its investments in these structured products are fixed maturity securities investments and include mortgage-backed securities, and ABS & CLOs. The Company’s exposure to losses of these entities is limited to the amount of its investment. See “— Fixed Maturity Securities Available-for-Sale” for details regarding amounts and classification of these assets.
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $11.5 billion and $12.0 billion at March 31, 2026 and December 31, 2025, respectively, and the Company’s unfunded commitments were $2.4 billion and $2.3 billion at March 31, 2026 and December 31, 2025, respectively.
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the three months ended March 31, 2026 or 2025.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2026	2025
	(In millions)
Fixed maturity securities AFS	$2,044	$1,868
Mortgage loans	717	763
Policy loans	73	70
Real estate and REJVs	161	129
OLPI	183	113
Cash, cash equivalents and short-term investments	90	90
FVO securities	(40)	(33)
Operating joint venture	18	16
Equity securities	1	4
Other	173	154
Subtotal investment income	3,420	3,174
Less: Investment expenses	320	298
Net investment income	$3,100	$2,876

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJVs)	(33)	(14)
Net realized and unrealized gains (losses) recognized in net investment income	$(33)	$(14)

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$(35)	$(35)

Equity method investments net investment income (primarily REJVs, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$267	$132

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2026	2025
	(In millions)
Fixed maturity securities AFS	$(112)	$(126)
Equity securities	8	(9)
Mortgage loans	(71)	(129)
Real estate and REJVs (excluding changes in estimated fair value)	(22)	—
OLPI (excluding changes in estimated fair value) (1)	(33)	(1)
Other gains (losses)	(7)	(1)
Subtotal	(237)	(266)
Change in estimated fair value of OLPI and REJVs	2	3
Non-investment portfolio gains (losses)	10	(22)
Subtotal	12	(19)
Net investment gains (losses)	$(225)	$(285)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(65)	$(176)
Impairment (losses)	(119)	(3)
Recognized gains (losses):
Change in ACL recognized in earnings	(67)	(100)
Unrealized net gains (losses) recognized in earnings	16	16
Total recognized gains (losses)	(51)	(84)
Non-investment portfolio gains (losses)	10	(22)
Net investment gains (losses)	$(225)	$(285)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$10	$(8)

Foreign currency gains (losses)	$5	$(27)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(65)	$(176)
Recognized in net investment income	—	—
Net realized investment gains (losses) from sales and disposals of investments	$(65)	$(176)
__________________
(1)    Includes a net loss of $40 million and $1 million for the three months ended March 31, 2026 and 2025, respectively, for private equity investments sold. For the three months ended March 31, 2026 and 2025, the Company sold $577 million and $36 million, respectively, in portfolios of investments to funds for proceeds of $537 million and $35 million, respectively, in cash and receivables secured by the value of the respective funds. An affiliate has entered into agreements to serve as the asset manager of the funds for which it receives management fees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2026	2025
	(In millions)
Proceeds	$7,443	$3,280
Gross investment gains	$86	$23
Gross investment (losses)	(195)	(172)
Realized gains (losses) on sales and disposals	(109)	(149)
Net credit loss (provision) release (change in ACL recognized in earnings)	—	26
Impairment (losses)	(3)	(3)
Net credit loss (provision) release and impairment (losses)	(3)	23
Net investment gains (losses)	$(112)	$(126)

Equity Securities
Realized gains (losses) on sales and disposals	$(8)	$(22)
Unrealized net gains (losses) recognized in earnings	16	13
Net investment gains (losses)	$8	$(9)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, real estate and REJVs, and FVO securities to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$285	$—
Amortized cost of invested assets transferred to affiliates	$311	$1
Net investment gains (losses) recognized on transfers	$(26)	$—
Estimated fair value of invested assets transferred from affiliates	$1,162	$50
Recurring related party investments were as follows at:

		March 31, 2026	December 31, 2025

Investment Type/ Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,001	$1,016
Affiliated investments (2)	Metropolitan General Insurance Company	152	152
Affiliated funds withheld (3)	Metropolitan Tower Life Insurance Company (“MTL”)	2,401	2,476
Other invested assets		$3,554	$3,644
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. These affiliated investments earned investment income of $5 million for both the three months ended March 31, 2026 and 2025.
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
The Company paid asset management fees to an affiliate of $112 million and $108 million for the three months ended March 31, 2026 and 2025, respectively.
See “— Variable Interest Entities” for information on investments in affiliated REJVs, affiliated mortgage loans and affiliated investment funds.
9. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for derivatives and Note 10 for information about the fair value hierarchy for derivatives.
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
9. Derivatives (continued)
•Foreign currency exchange rate derivatives: swaps and forwards;
•Credit derivatives: purchased or written single name or index credit default swaps, and forwards; and
•Equity derivatives: index options, variance swaps, exchange-traded futures and total return swaps.
For detailed information on these contracts and the related strategies, see Note 11 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2026			December 31, 2025
	Primary Underlying Risk Exposure		Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,283	$924	$644	$4,446	$923	$667
Foreign currency swaps	Foreign currency exchange rate	2,303	56	13	959	33	8
Subtotal		6,586	980	657	5,405	956	675
Cash flow hedges:
Interest rate swaps	Interest rate	3,241	—	230	3,337	—	249
Foreign currency swaps	Foreign currency exchange rate	35,346	2,265	833	34,771	2,276	896
Subtotal		38,587	2,265	1,063	38,108	2,276	1,145
Total qualifying hedges		45,173	3,245	1,720	43,513	3,232	1,820
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	13,759	1,407	632	13,092	1,403	614
Interest rate floors	Interest rate	5,890	42	—	5,390	30	—
Interest rate caps	Interest rate	12,950	65	—	12,950	46	—
Interest rate futures	Interest rate	87	—	—	90	—	—
Interest rate options	Interest rate	19,541	96	66	20,368	99	85
Synthetic GICs	Interest rate	3,146	—	—	3,156	—	—
Foreign currency swaps	Foreign currency exchange rate	4,012	283	63	3,770	240	106
Foreign currency forwards	Foreign currency exchange rate	2,817	23	8	2,859	5	18
Credit default swaps — purchased	Credit	605	2	1	685	2	5
Credit default swaps — written	Credit	11,692	145	1	6,619	101	1
Equity futures	Equity market	342	1	10	393	3	—
Equity index options	Equity market	16,465	331	212	15,032	220	232
Equity variance swaps	Equity market	5	—	—	5	—	—
Equity total return swaps	Equity market	2,336	104	—	2,413	7	34
Total non-designated or nonqualifying derivatives		93,647	2,499	993	86,822	2,156	1,095
Total		$138,820	$5,744	$2,713	$130,335	$5,388	$2,915

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either March 31, 2026 or December 31, 2025. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(6)	$(13)	N/A
Hedged items	—	—	N/A	2	13	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(9)	—	N/A	—	(7)	N/A
Hedged items	9	—	N/A	—	7	26
Subtotal	—	—	N/A	(4)	—	26
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	5
Amount of gains (losses) reclassified from AOCI into income	1	1	—	—	—	(2)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	142
Amount of gains (losses) reclassified from AOCI into income	1	(211)	—	—	—	210
Foreign currency transaction gains (losses) on hedged items	—	210	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	2	—	—	—	—	355
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	49	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	124	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	3	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(48)	N/A	N/A	N/A
Equity derivatives (1)	16	N/A	51	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(29)	N/A	N/A	N/A
Subtotal	16	N/A	150	N/A	N/A	N/A
Earned income on derivatives	85	—	54	7	(38)	—
Synthetic GICs	N/A	N/A	1	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	195	N/A	N/A	N/A
Total	$103	$—	$400	$3	$(38)	$381

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)

	Three Months Ended March 31, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$75	$37	N/A
Hedged items	—	—	N/A	(79)	(35)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(10)	—	N/A	—	36	N/A
Hedged items	10	—	N/A	—	(36)	N/A
Subtotal	—	—	N/A	(4)	2	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	64
Amount of gains (losses) reclassified from AOCI into income	20	—	—	—	—	(20)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	120
Amount of gains (losses) reclassified from AOCI into income	1	348	—	—	—	(349)
Foreign currency transaction gains (losses) on hedged items	—	(348)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	21	—	—	—	—	(185)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	91	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(126)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(5)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(18)	N/A	N/A	N/A
Equity derivatives (1)	17	N/A	87	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	63	N/A	N/A	N/A
Subtotal	17	N/A	92	N/A	N/A	N/A
Earned income on derivatives	92	—	53	2	(39)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(193)	N/A	N/A	N/A
Total	$130	$—	$(46)	$(2)	$(37)	$(185)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$1,346	$120	$—	$—
FPBs	$(2,473)	$(2,509)	$326	$319
PABs	$(2,355)	$(2,498)	$105	$(35)
__________________
(1)Includes ($61) million and ($73) million of hedging adjustments on discontinued hedging relationships at March 31, 2026 and December 31, 2025, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $5 million and $8 million for the three months ended March 31, 2026 and 2025, respectively.
At both March 31, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years.
At March 31, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $208 million and ($147) million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2026, the Company expected to reclassify $326 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Credit default swaps referencing indices	$36	$3,777	1.1	$45	$3,777	1.4
Subtotal	36	3,777	1.1	45	3,777	1.4
Baa
Single name credit default swaps (3)	—	15	2.2	—	15	2.5
Credit default swaps referencing indices	96	7,626	6.0	49	2,714	4.9
Subtotal	96	7,641	6.0	49	2,729	4.9
Ba
Credit default swaps referencing indices	1	25	0.7	1	24	1.0
Subtotal	1	25	0.7	1	24	1.0
B
Credit default swaps referencing indices	12	234	4.4	6	74	3.0
Subtotal	12	234	4.4	6	74	3.0
Caa
Credit default swaps referencing indices	(1)	15	0.7	(1)	15	1.0
Subtotal	(1)	15	0.7	(1)	15	1.0
Total	$144	$11,692	4.4	$100	$6,619	2.8
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
The Company’s over-the-counter derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”) and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by brokers and central clearinghouses to such derivatives.
See Note 10 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2026		December 31, 2025
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,727	$2,737	$5,406	$2,897
OTC-cleared (1)	114	4	66	11
Exchange-traded	1	10	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	5,842	2,751	5,475	2,908
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,006)	(2,006)	(2,006)	(2,006)
OTC-cleared	(2)	(2)	(5)	(5)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(1,966)	—	(1,620)	—
OTC-cleared	(93)	—	(56)	—
Securities collateral: (5)
OTC-bilateral	(1,733)	(728)	(1,772)	(890)
OTC-cleared	—	(2)	—	(5)
Exchange-traded	—	(9)	—	—
Net amount after application of master netting agreements and collateral	$41	$3	$16	$2
__________________
(1)At March 31, 2026 and December 31, 2025, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $98 million and $87 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $38 million and ($7) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2026 and December 31, 2025, the Company received excess cash collateral of $34 million and $4 million, respectively, and provided excess cash collateral of $2 million and $3 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2026, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2026 and December 31, 2025, the Company received excess securities collateral with an estimated fair value of $353 million and $336 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2026 and December 31, 2025, the Company provided excess securities collateral with an estimated fair value of $787 million and $798 million, respectively, for its OTC-bilateral derivatives, $481 million and $465 million, respectively, for its OTC-cleared derivatives, and $81 million and $93 million, respectively, for its exchange-traded derivatives, which is not included in the table above due to the foregoing limitation.
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

	March 31, 2026			December 31, 2025
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$717	$14	$731	$881	$10	$891
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,149	$14	$1,163	$1,279	$10	$1,289

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2026	December 31, 2025
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$49	$22
Funds withheld on affiliated assumed reinsurance	Other invested assets	(3)	31
Total		$46	$53
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$—	$53
Funds withheld on affiliated ceded reinsurance	Other liabilities	(353)	(281)
Fixed annuities with equity indexed returns	PABs	140	67
Funds withheld on unaffiliated ceded reinsurance	Other liabilities	(83)	(5)
Total		$(296)	$(166)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2026
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$43,635	$7,581	$51,216
RMBS	—	26,212	1,080	27,292
U.S. government and agency	12,271	12,596	—	24,867
Foreign corporate	—	16,629	9,566	26,195
ABS & CLO	—	14,602	1,464	16,066
Municipals	—	5,402	—	5,402
CMBS	—	4,818	143	4,961
Foreign government	—	3,324	19	3,343
Total fixed maturity securities AFS	12,271	127,218	19,853	159,342
Short-term investments	958	416	35	1,409
Other investments	14	813	1,459	2,286
Derivative assets: (1)
Interest rate	—	2,534	—	2,534
Foreign currency exchange rate	—	2,627	—	2,627
Credit	—	147	—	147
Equity market	1	434	1	436
Total derivative assets	1	5,742	1	5,744
Embedded derivatives within asset host contracts (2)	—	—	46	46
MRBs	—	—	207	207
Reinsured MRBs (3)	—	—	373	373
Separate account assets (4)	11,954	58,682	792	71,428
Total assets (5)	$25,198	$192,871	$22,766	$240,835
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,572	$—	$1,572
Foreign currency exchange rate	—	917	—	917
Credit	—	2	—	2
Equity market	10	212	—	222
Total derivative liabilities	10	2,703	—	2,713
Embedded derivatives within liability host contracts (2)	—	—	(296)	(296)
Notes issued by CFEs	—	—	801	801
MRBs	—	—	2,321	2,321
Total liabilities	$10	$2,703	$2,826	$5,539

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	December 31, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$43,351	$7,251	$50,602
RMBS	—	26,031	1,208	27,239
U.S. government and agency	14,337	12,364	—	26,701
Foreign corporate	—	17,148	9,323	26,471
ABS & CLO	—	13,822	729	14,551
Municipals	—	5,588	1	5,589
CMBS	—	4,998	115	5,113
Foreign government	—	3,051	15	3,066
Total fixed maturity securities AFS	14,337	126,353	18,642	159,332
Short-term investments	1,763	424	34	2,221
Other investments	13	12	1,459	1,484
Derivative assets: (1)
Interest rate	—	2,501	—	2,501
Foreign currency exchange rate	—	2,554	—	2,554
Credit	—	103	—	103
Equity market	3	227	—	230
Total derivative assets	3	5,385	—	5,388
Embedded derivatives within asset host contracts (2)	—	—	53	53
MRBs	—	—	257	257
Reinsured MRBs (3)	—	—	285	285
Separate account assets (4)	11,694	60,951	866	73,511
Total assets (5)	$27,810	$193,125	$21,596	$242,531
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,615	$—	$1,615
Foreign currency exchange rate	—	1,028	—	1,028
Credit	—	6	—	6
Equity market	—	265	1	266
Total derivative liabilities	—	2,914	1	2,915
Embedded derivatives within liability host contracts (2)	—	—	(166)	(166)
Notes issued by CFEs	—	—	—	—
MRBs	—	—	2,201	2,201
Total liabilities	$—	$2,914	$2,036	$4,950
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
(3)Reinsured MRBs are presented within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets.
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $36 million and $38 million at March 31, 2026 and December 31, 2025, respectively.
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
Certain short-term investments and certain other investments are of a similar nature and class to the fixed maturity securities AFS described above, while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings, issuance structures and those described above for fixed maturities AFS. Other investments also include certain REJVs and use the valuation approach and key inputs as described for OLPI below.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
The estimated fair value of the embedded derivatives within funds withheld related to certain assumed affiliated reinsurance and certain ceded affiliated and unaffiliated reinsurance, as well as experience refund provisions related to certain assumed affiliated reinsurance, is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the related reinsurance liabilities. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their underlying host contracts, in other liabilities and other invested assets on the interim condensed consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Notes Issued by CFEs
The estimated fair value of these notes is based on the estimated fair value of the corresponding securities which collateralize the notes. Since the notes are valued based on referenced collateral, they are classified as Level 3.
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

					March 31, 2026				December 31, 2025				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	17	-	124	95	32	-	127	96	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	101	94	—	-	100	89	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	32	-	151	97	33	-	114	96	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	—	-	166	99	23	-	142	100	Increase (5)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(6)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.68%	0.22%	(6)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.35%	-	100%	1.23%	(6)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	13.37%	0.80%	-	20.10%	13.37%	Decrease (7)
				Durations 11 - 20	3.30%	-	10.55%	8.17%	3.30%	-	10.55%	8.17%	Decrease (7)
				Durations 21 - 116	1.20%	-	10.55%	7.48%	1.20%	-	10.55%	7.48%	Decrease (7)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	16.25%	0.54%	Increase (8)
			•	Withdrawal rates	0%	-	7.75%	4.92%	0%	-	7.75%	4.92%	(9)
			•	Long-term equity volatilities	16.87%	-	22.49%	18.96%	16.87%	-	22.49%	18.96%	Increase (10)
			•	Nonperformance risk spread	0.37%	-	0.76%	0.58%	0.33%	-	0.65%	0.58%	Decrease (11)
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
All other classes of securities classified within Level 3, including those within Other investments, Separate account assets, Notes issued by CFEs, and Embedded derivatives within funds withheld related to certain assumed affiliated reinsurance and certain ceded affiliated and unaffiliated reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. Generally, all other classes of assets and liabilities classified within Level 3 that are not included above use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$16,574	$2,052	$15	$34
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(4)	(5)	—	—
Total realized/unrealized gains (losses) included in AOCI	(305)	(7)	—	(3)
Purchases (3)	1,339	1,343	1	11
Sales (3)	(403)	(135)	(2)	(1)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	84	32	5	—
Transfers out of Level 3 (4)	(138)	(593)	—	(6)
Balance, end of period	$17,147	$2,687	$19	$35
Three Months Ended March 31, 2025
Balance, beginning of period	$15,091	$5,590	$12	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(25)	4	—	—
Total realized/unrealized gains (losses) included in AOCI	227	18	4	—
Purchases (3)	698	1,155	—	—
Sales (3)	(355)	(96)	(1)	(1)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	112	19	—	—
Transfers out of Level 3 (4)	(279)	(3,679)	(1)	—
Balance, end of period	$15,469	$3,011	$14	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2026 (5)	$(9)	$(6)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$(3)	$4	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2026 (5)	$(303)	$(7)	$—	$2
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$204	$18	$3	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$1,459	$(1)	$219	$866	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(114)	2	213	(10)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	101	—	—	23	(801)
Sales (3)	(3)	—	—	(57)	—
Issuances (3)	—	—	(92)	—	—
Settlements (3)	—	—	2	—	—
Transfers into Level 3 (4)	16	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(30)	—
Balance, end of period	$1,459	$1	$342	$792	$(801)
Three Months Ended March 31, 2025
Balance, beginning of period	$1,371	$3	$457	$859	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	(3)	(193)	3	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	21	—	—	42	—
Sales (3)	(33)	—	—	(42)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	(2)	—	—
Transfers into Level 3 (4)	—	—	—	1	—
Transfers out of Level 3 (4)	—	—	—	(6)	—
Balance, end of period	$1,348	$—	$262	$857	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2026 (5)	$(96)	$2	$213	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$(29)	$(3)	$(193)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2026 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$—	$—	$—	$—	$—
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
Fair Value Option
The Company has elected the FVO for certain invested assets held by, and notes issued by, CFEs.
The unpaid principal balance on the invested assets held by CFEs exceeded the estimated fair value by $28 million at March 31, 2026.
The estimated fair value on the notes issued by CFEs exceeded the unpaid principal balance by $14 million at March 31, 2026.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	March 31, 2026	December 31, 2025
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,006	$730
Real estate and REJVs (2)	$14	$—

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(103)	$(125)
Real estate and REJVs (2)	$(116)	$—
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 8.
(2)Estimated fair values of impaired real estate and REJVs are based on appraised values.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,472	$—	$—	$53,839	$53,839
Policy loans	$5,545	$—	$—	$5,813	$5,813
Other invested assets	$2,061	$—	$1,765	$269	$2,034
Premiums, reinsurance and other receivables	$13,814	$—	$359	$13,182	$13,541
Liabilities
PABs	$89,109	$—	$—	$88,093	$88,093
Long-term debt	$994	$—	$1,073	$—	$1,073
Other liabilities	$12,765	$—	$1,200	$10,988	$12,188
Separate account liabilities	$22,058	$—	$22,058	$—	$22,058

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,870	$—	$—	$54,507	$54,507
Policy loans	$5,596	$—	$—	$5,879	$5,879
Other invested assets	$1,808	$—	$1,792	$—	$1,792
Premiums, reinsurance and other receivables	$13,925	$—	$354	$13,304	$13,658
Liabilities
PABs	$88,074	$—	$—	$87,444	$87,444
Long-term debt	$1,043	$—	$1,146	$—	$1,146
Other liabilities	$12,004	$—	$335	$11,083	$11,418
Separate account liabilities	$21,835	$—	$21,835	$—	$21,835

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended March 31, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(5,226)	$(116)	$383	$(51)	$(76)	$(150)	$(5,236)
OCI before reclassifications	(2,395)	173	1,418	47	(9)	1	(765)
Deferred income tax benefit (expense)	494	(37)	(270)	(10)	2	—	179
AOCI before reclassifications, net of income tax	(7,127)	20	1,531	(14)	(83)	(149)	(5,822)
Amounts reclassified from AOCI	116	208	—	—	—	3	327
Deferred income tax benefit (expense)	(24)	(44)	—	—	—	(1)	(69)
Amounts reclassified from AOCI, net of income tax	92	164	—	—	—	2	258
Balance, end of period	$(7,035)	$184	$1,531	$(14)	$(83)	$(147)	$(5,564)

	Three Months Ended March 31, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(8,651)	$959	$1,972	$(30)	$(111)	$(133)	$(5,994)
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	1,865	184	(357)	33	(55)	(1)	1,669
Deferred income tax benefit (expense)	(431)	(39)	78	(7)	12	—	(387)
AOCI before reclassifications, net of income tax	(7,147)	1,104	549	(4)	(154)	(134)	(5,786)
Amounts reclassified from AOCI	168	(369)	—	—	—	2	(199)
Deferred income tax benefit (expense)	(35)	78	—	—	—	—	43
Amounts reclassified from AOCI, net of income tax	133	(291)	—	—	—	2	(156)
Balance, end of period	$(7,014)	$813	$549	$(4)	$(154)	$(132)	$(5,942)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2026	2025
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(122)	$(162)	Net investment gains (losses)
Unrealized investment gains (losses)	6	(6)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(116)	(168)
Income tax (expense) benefit	24	35
Unrealized investment gains (losses), net of income tax	(92)	(133)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	1	20	Net investment income
Interest rate derivatives	1	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	Net investment income
Foreign currency exchange rate derivatives	(211)	348	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(208)	369
Income tax (expense) benefit	44	(78)
Gains (losses) on cash flow hedges, net of income tax	(164)	291
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(2)
Amortization of prior service (costs) credit	—	—
Amortization of defined benefit plan items, before income tax	(3)	(2)
Income tax (expense) benefit	1	—
Amortization of defined benefit plan items, net of income tax	(2)	(2)
Total reclassifications, net of income tax	$(258)	$156
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Prepaid legal plans	$120	$115
Administrative services-only contracts	80	73
Recordkeeping and administrative services (1)	34	35
Other revenue related to service contracts from customers	6	16
Total revenues related to service contracts from customers	240	239
Other (2)	195	196
Total other revenues	$435	$435
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 15.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Amortization of DAC and VOBA	$63	$68
Interest expense on debt	18	28
General and administrative expenses (1)	693	655
Commissions and other variable expenses	743	434
Capitalization of DAC	(53)	(22)
Premium taxes, other taxes, and licenses & fees	105	89
Pension, postretirement and postemployment benefit costs	57	61
Total other expenses (2)	$1,626	$1,313
__________________
(1)Includes ($16) million and ($26) million for the three months ended March 31, 2026 and 2025, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
(2)See Note 15 for a discussion of affiliated expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Income Tax
For the three months ended March 31, 2026, the effective tax rate on income (loss) before provision for income tax was 19%. The Company’s effective tax rate for the three months ended March 31, 2026 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
For the three months ended March 31, 2025, the effective tax rate on income (loss) before provision for income tax was 13%. The Company’s effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments, and (iii) the corporate tax deduction for stock-based compensation.
14. Contingencies, Commitments and Guarantees
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2026. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.

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
As reported in the 2025 Annual Report, Metropolitan Life Insurance Company received approximately 2,782 asbestos-related claims in 2025. For the three months ended March 31, 2026 and 2025, Metropolitan Life Insurance Company received approximately 712 and 602 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update to its recorded liability at December 31, 2025. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2026.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.0 billion at both March 31, 2026 and December 31, 2025.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $4.7 billion and $4.5 billion at March 31, 2026 and December 31, 2025, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $550 million, with a cumulative maximum of $650 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.

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
The Company’s recorded liabilities were $2 million at both March 31, 2026 and December 31, 2025, for indemnities and guarantees.
15. Related Party Transactions
The Company has entered into various service agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $771 million and $778 million for the three months ended March 31, 2026 and 2025, respectively. Total revenues received from affiliates related to these agreements were $19 million and $20 million for the three months ended March 31, 2026 and 2025, respectively. The Company had net payables to affiliates, related to the items discussed above, of $128 million and $72 million at March 31, 2026 and December 31, 2025, respectively.
The Company has issued group annuity and stable value contracts to MetLife Group, Inc. (“MLG”), an affiliate, and Company-owned life insurance policies (“COLI”) to a trust held by MLG, for the benefit of pension and other postretirement benefit plans, and active benefit plans, that are sponsored by MLG. These contracts and COLI are reported as separate account assets and liabilities. In addition, the Company has issued a group life insurance contract and group annuity contracts to MLG for pension and postretirement benefit plans sponsored by MLG, which are reported as PABs.
See Note 8 for additional information on related party transactions.

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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Premiums
Reinsurance assumed	$2	$4
Reinsurance ceded	(111)	(110)
Net premiums	$(109)	$(106)
Universal life and investment-type product policy fees
Reinsurance assumed	$13	$9
Reinsurance ceded	1	(1)
Net universal life and investment-type product policy fees	$14	$8
Other revenues
Reinsurance assumed	$26	$25
Reinsurance ceded	112	112
Net other revenues	$138	$137
Policyholder benefits and claims
Reinsurance assumed	$8	$10
Reinsurance ceded	(91)	(89)
Net policyholder benefits and claims	$(83)	$(79)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$—	$(1)
Reinsurance ceded	3	(1)
Net policyholder liability remeasurement (gains) losses	$3	$(2)
Interest credited to PABs
Reinsurance assumed	$82	$86
Reinsurance ceded	(2)	(2)
Net interest credited to PABs	$80	$84
Other expenses
Reinsurance assumed	$145	$11
Reinsurance ceded	51	(21)
Net other expenses	$196	$(10)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2026		December 31, 2025
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables (1)	$148	$10,952	$146	$11,017
DAC and VOBA	117	(147)	122	(149)
Total assets	$265	$10,805	$268	$10,868
Liabilities
FPBs	$1,885	$—	$1,941	$—
PABs	8,269	—	8,441	—
Other policy-related balances	66	(57)	69	(55)
Other liabilities	979	9,380	934	9,582
Total liabilities	$11,199	$9,323	$11,385	$9,527
__________________
(1)Includes affiliated ceded PABs and FPBs.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this reinsurance agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this agreement are included within other liabilities and were ($39) million and ($37) million at March 31, 2026 and December 31, 2025, respectively. Net derivative gains (losses) associated with these embedded derivatives were $2 million and ($4) million for the three months ended March 31, 2026 and 2025, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($314) million and ($244) million at March 31, 2026 and December 31, 2025, respectively. Net derivative gains (losses) associated with the embedded derivative were $70 million and ($98) million for the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements” for cautionary language regarding forward-looking statements.
Business
Overview
MLIC is a provider of insurance, annuities and employee benefits. In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, Retirement and Income Solutions (“RIS”), and MetLife Holdings) to a single reportable segment to align with MetLife’s strategic initiatives, and the manner in which the chief operating decision maker (“CODM”) evaluates the performance of the business and allocates resources. Accordingly, certain products were reclassified within the product rollforwards. These changes were applied retrospectively for all periods presented and did not have an impact on prior period consolidated net income (loss). See “— Results of Operations — Overview” and Notes 1 and 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Current Market Conditions
In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. While rates have remained steady in 2026, labor market conditions, inflation, and financial and international developments, as well as other factors, could result in policy adjustments later this year. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the federal government.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2025 Annual Report, as amended or supplemented here.
Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2021, the U.S. Department of Labor’s (“DOL”) final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating the Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations aligned with U.S. Securities and Exchange Commission rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, the DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Internal Revenue Code of 1986, as amended, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations.
Shortly thereafter, litigation commenced challenging these changes and two federal district courts have since issued orders vacating the 2024 definition of an investment advice fiduciary and vacated the associated 2024 PTE amendments. Both of these orders were unopposed by the DOL. In light of the litigation, the DOL released a final rule vacating (i) the preamble to PTE 2020-02 (while leaving the original PTE intact) and (ii) its 2024 changes to the definition of an investment advice fiduciary as well as its associated 2024 changes to various PTEs. As a result, the DOL has officially reinstated the original 1975 five-part regulatory test defining an investment advice fiduciary.

Results of Operations
Overview
In the fourth quarter of 2025, the Company reorganized from three reportable segments (Group Benefits, RIS, and MetLife Holdings) to a single reportable segment to align with MetLife’s strategic initiatives, and the manner in which the CODM evaluates the performance of the business and allocates resources. Accordingly, certain products were reclassified within the product rollforwards. Additionally, the measure used to evaluate segment profitability changed from adjusted earnings to net income. These changes were applied retrospectively for all periods presented and did not have an impact on prior period consolidated net income (loss). Period‑to‑period changes in net income (loss) are evaluated by the Company as it relates to maintaining sufficient equity and capital to support insurance products and regulatory requirements. See Notes 1 and 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Reinsurance Transactions
In 2025, the Company entered into a number of reinsurance agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information on these reinsurance transactions.
Net Income (Loss) Attributable to MLIC
Net income attributable to MLIC increased by $523 million to $860 million for the three months ended March 31, 2026, compared to $337 million for the three months ended March 31, 2025.
Consolidated Results

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues
Premiums	$6,748	$6,695
Universal life and investment-type product policy fees	390	392
Net investment income	3,100	2,876
Other revenues	435	435
Net investment gains (losses)	(225)	(285)
Net derivative gains (losses)	400	(46)
Total revenues	10,848	10,067
Expenses
Policyholder benefits and claims and policyholder dividends	7,117	7,162
Policyholder liability remeasurement (gains) losses	(6)	(15)
Market risk benefit remeasurement (gains) losses	123	290
Interest credited to policyholder account balances	933	931
Amortization of deferred policy acquisition costs and value of business acquired	63	68
Interest expense on debt	18	28
Other expenses, net of capitalization of deferred policy acquisition costs	1,545	1,217
Total expenses	9,793	9,681
Income (loss) before provision for income tax	1,055	386
Provision for income tax expense (benefit)	199	51
Net income (loss)	856	335
Less: Net income (loss) attributable to noncontrolling interests	(4)	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$860	$337

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Revenues
Total revenues increased $781 million, or 8%, to $10.8 billion for the three months ended March 31, 2026 from $10.1 billion in the prior period, primarily due to the following:
•Net derivative gains in the current period compared to losses in the prior period reflecting favorable changes in the estimated fair value of the underlying assets from embedded derivatives related to funds withheld on reinsurance agreements and the impact of the U.S. dollar strengthening in the current period compared to weakening in the prior period relative to major currencies. See “— Derivatives — Net Derivative Gains (Losses)” in the 2025 Annual Report for information regarding the use of derivatives to hedge market risk.
•An increase in net investment income driven by higher (i) income on fixed maturity securities, (ii) income on other limited partnership interests, and (iii) returns on real estate and real estate joint ventures, partially offset by lower income on mortgage loans. See “— Investments — Overview” in the 2025 Annual Report for information regarding management of our investment portfolio.
Expenses
Total expenses increased $112 million, or 1%, to $9.8 billion for the three months ended March 31, 2026 from $9.7 billion in the prior period, primarily due to the following:
•Higher other expenses, net of capitalization of deferred policy acquisition costs, primarily due to higher reinsurance and corporate‑related expenses.
Partially offset by:
•Lower market risk benefit remeasurement losses, primarily driven by increases in U.S. long-term interest rates in the current period compared to decreases in the prior period. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s market risk benefits.
Income Taxes
The current period effective tax rate on income before provision for income tax was 19% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments
The prior period effective tax rate on income before provision for income tax was 13% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments
•Corporate tax deduction for stock-based compensation
Adopted Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Future Adoption of Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2025 Annual Report for information on our risk management.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2025 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2025 Annual Report.
Item 5. Other Information
Securities trading plans
During the three months ended March 31, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Farmer Mac	Federal Agricultural Mortgage Corporation
ABO	Accumulated Benefit Obligations	FASB	Financial Accounting Standards Board
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FHLBNY	Federal Home Loan Bank of New York
ACL	Allowance For Credit Loss	FINRA	Financial Industry Regulatory Authority
AFS	Available-For-Sale	FIO	Federal Insurance Office
AI	Artificial Intelligence	Fitch	Fitch Ratings Inc.
ALM	Asset/Liability Management	FPBs	Future Policy Benefits
Alt-A	Alternative Residential Mortgage Loans	FSOC	Financial Stability Oversight Council
AOCI	Accumulated Other Comprehensive Income (Loss)	FVO	Fair Value Option
ASO	Administrative Services-Only	GAAP	Accounting principles generally accepted in the United States of America
ASU	Accounting Standards Update	GCC	Group Capital Calculation
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GICs	Guaranteed Interest Contracts
CCPA	California Consumer Privacy Act	GMABs	Guaranteed Minimum Accumulation Benefits
CEO	Chief Executive Officer	GMCR	Guaranteed Minimum Crediting Rates
CFEs	Collateralized Financing Entities	GMDBs	Guaranteed Minimum Death Benefits
CFO	Chief Financial Officer	GMIBs	Guaranteed Minimum Income Benefits
CFPB	Consumer Financial Protection Bureau	GMWBs	Guaranteed Minimum Withdrawal Benefits
CFTC	Commodity Futures Trading Commission	GMXBs	Guaranteed Minimum Benefits
CISO	Chief Information Security Officer	IBNP	Incurred But Not Paid
CLOs	Collateralized Loan Obligations	IBNR	Incurred But Not Reported
CMBS	Commercial Mortgage-Backed Securities	IMR	Interest Maintenance Reserve
CODM	Chief Operating Decision Maker	IRS	Internal Revenue Service
COLI	Company-Owned Life Insurance Policies	LDTI	Long-Duration Targeted Improvements
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	LDTI Transition Date	January 1, 2021
Credit Facility	Unsecured revolving credit facility	LTV	Loan-To-Value
CRO	Chief Risk Officer	MetLife Funding	MetLife Funding, Inc.
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	MLIC	Metropolitan Life Insurance Company
DAC	Deferred Policy Acquisition Costs	Moody’s	Moody’s Investors Service, Inc.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	MoRe	Missouri Reinsurance, Inc.
DOL	U.S. Department of Labor	MRB	Market Risk Benefit
DPL	Deferred Profit Liability	MRC	MetLife Reinsurance Company of Charleston
DSCR	Debt Service Coverage Ratios	MTL	Metropolitan Tower Life Insurance Company
ERC	Enterprise Risk Committee	NAIC	National Association of Insurance Commissioners
ERISA	Employee Retirement Income Security Act of 1974	NAV	Net Asset Value
ERM	Enterprise Risk Management	NGEs	Non-Guaranteed Elements
Exchange Act	Securities Exchange Act of 1934	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution

NPR	Net Premium Ratio	S&P	Standard & Poor’s Global Ratings
NQM	Nonqualified Residential Mortgage	SCL	Special Considerations Letter
NRSRO	Nationally Recognized Statistical Rating Organizations	SEC	U.S. Securities and Exchange Commission
NYDFS	New York State Department of Financial Services	SSG	Structured Securities Group
OCI	Other Comprehensive Income (Loss)	Statutory Codification	Codification of Statutory Accounting Principles
OLPI	Other Limited Partnership Interests	Structured Products	RMBS, ABS & CLO and CMBS
OTC	Over-the-Counter	Superintendent	New York Superintendent of Financial Services
OTC-bilateral	Bilateral contracts between two counterparties	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	TRRs	Total Rate of Return Swaps
PABs	Policyholder Account Balances	U.S.	United States
PBO	Projected Benefit Obligation	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PCAOB	Public Company Accounting Oversight Board	UREV	Unearned Revenue
PTE	Prohibited Transaction Exemption	VIEs	Variable Interest Entities
RBC	Risk-Based Capital	VM	Valuation Manual
REJVs	Real Estate Joint Ventures	VOBA	Value of Business Acquired
RIS	Retirement and Income Solutions	VOCRA	Value of Customer Relationships Acquired
RMBS	Residential Mortgage-Backed Securities	VODA	Value of Distribution Agreements
ROU	Right-of-Use

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

Date: May 12, 2026