Form 10-Q
period 2026-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2026-08-11
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 11, 2026, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2026 and December 31, 2025 (Unaudited)
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $158 and $194, respectively); and amortized cost: $172,369 and $167,384, respectively	$162,616	$159,332
Mortgage loans (net of allowance for credit loss of $822 and $701, respectively; includes $183 and $180, respectively, relating to variable interest entities)	54,833	55,870
Policy loans	5,347	5,596
Real estate and real estate joint ventures (includes $377 and $378, respectively, under the fair value option; $127 and $64, respectively, of real estate held-for-sale; $2,490 and $2,435, respectively, relating to variable interest entities)	8,621	8,798
Other limited partnership interests	6,369	6,929
Short-term investments, at estimated fair value	3,360	2,221
Other invested assets (includes $348 and $435, respectively, of leveraged and direct financing leases; $1,806 and $866, respectively, under the fair value option, of which $800 and $0, respectively, relate to variable interest entities; $40 and $45, respectively, relating to variable interest entities not under the fair value option)	16,816	15,086
Total investments	257,962	253,832
Cash and cash equivalents, principally at estimated fair value (includes $83 and $0, respectively, relating to variable interest entities)	7,111	8,392
Accrued investment income	2,054	2,031
Premiums, reinsurance and other receivables	35,362	35,488
Market risk benefits, at estimated fair value	262	257
Deferred policy acquisition costs and value of business acquired	2,844	2,865
Current income tax recoverable	480	482
Deferred income tax asset	2,751	2,490
Other assets	4,131	4,168
Separate account assets	73,224	73,511
Total assets	$386,181	$383,516
Liabilities and Equity
Liabilities
Future policy benefits	$134,736	$136,432
Policyholder account balances	106,376	104,091
Market risk benefits, at estimated fair value	2,047	2,201
Other policy-related balances	8,898	8,642
Policyholder dividends payable	194	197
Payables for collateral under securities loaned and other transactions	13,271	11,698
Long-term debt	997	1,045
Notes issued by collateralized financing entities (includes all amounts: under the fair value option; and relating to variable interest entities)	791	—
Other liabilities (includes $45 and $0, respectively, relating to variable interest entities)	31,621	31,164
Separate account liabilities	73,224	73,511
Total liabilities	372,155	368,981
Contingencies, Commitments and Guarantees (Note 14)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	6,662	6,677
Accumulated other comprehensive income (loss)	(5,836)	(5,236)
Total Metropolitan Life Insurance Company stockholder’s equity	13,306	13,921
Noncontrolling interests	720	614
Total equity	14,026	14,535
Total liabilities and equity	$386,181	$383,516
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Premiums	$6,416	$6,638	$13,164	$13,333
Universal life and investment-type product policy fees	407	390	797	782
Net investment income	3,014	2,806	6,114	5,682
Other revenues	447	421	882	856
Net investment gains (losses)	(407)	(322)	(632)	(607)
Net derivative gains (losses)	(307)	(584)	93	(630)
Total revenues	9,570	9,349	20,418	19,416
Expenses
Policyholder benefits and claims	6,607	6,957	13,630	14,006
Policyholder liability remeasurement (gains) losses	32	21	26	6
Market risk benefit remeasurement (gains) losses	(197)	(242)	(74)	48
Interest credited to policyholder account balances	951	941	1,884	1,872
Policyholder dividends	93	111	187	224
Other expenses	1,509	1,340	3,135	2,653
Total expenses	8,995	9,128	18,788	18,809
Income (loss) before provision for income tax	575	221	1,630	607
Provision for income tax expense (benefit)	90	27	289	78
Net income (loss)	485	194	1,341	529
Less: Net income (loss) attributable to noncontrolling interests	(3)	(3)	(7)	(5)
Net income (loss) attributable to Metropolitan Life Insurance Company	$488	$197	$1,348	$534
Comprehensive income (loss)	$213	$72	$741	$1,533
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(3)	(3)	(7)	(5)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$216	$75	$748	$1,538
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$5	$12,475	$6,677	$(5,236)	$13,921	$614	$14,535
Dividends to MetLife, Inc.			(1,309)		(1,309)		(1,309)
Change in equity of noncontrolling interests					—	57	57
Net income (loss)			860		860	(4)	856
Other comprehensive income (loss), net of income tax				(328)	(328)		(328)
Balance at March 31, 2026	$5	$12,475	$6,228	$(5,564)	$13,144	$667	$13,811
Dividends to MetLife, Inc.			(54)		(54)		(54)
Change in equity of noncontrolling interests					—	56	56
Net income (loss)			488		488	(3)	485
Other comprehensive income (loss), net of income tax				(272)	(272)		(272)
Balance at June 30, 2026	$5	$12,475	$6,662	$(5,836)	$13,306	$720	$14,026

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$5	$12,475	$7,444	$(5,994)	$13,930	$504	$14,434
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025				(1,074)	(1,074)		(1,074)
Dividends to MetLife, Inc.			(1,365)		(1,365)		(1,365)
Change in equity of noncontrolling interests					—	(44)	(44)
Net income (loss)			337		337	(2)	335
Other comprehensive income (loss), net of income tax				1,126	1,126		1,126
Balance at March 31, 2025	$5	$12,475	$6,416	$(5,942)	$12,954	$458	$13,412
Dividends to MetLife, Inc.			(601)		(601)		(601)
Change in equity of noncontrolling interests					—	(15)	(15)
Net income (loss)			197		197	(3)	194
Other comprehensive income (loss), net of income tax				(122)	(122)		(122)
Balance at June 30, 2025	$5	$12,475	$6,012	$(6,064)	$12,428	$440	$12,868
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$2,263	$2,579
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	24,965	13,988
Equity securities	3	28
Fair value option securities	106	—
Mortgage loans	5,842	4,980
Real estate and real estate joint ventures	532	77
Other limited partnership interests	370	373
Short-term investments	3,040	3,716
Purchases and originations of:
Fixed maturity securities available-for-sale	(29,687)	(16,607)
Equity securities	(99)	(35)
Fair value option securities	(104)	—
Mortgage loans	(4,980)	(2,675)
Real estate and real estate joint ventures	(517)	(260)
Other limited partnership interests	(306)	(234)
Short-term investments	(4,151)	(3,479)
Cash received in connection with freestanding derivatives	661	704
Cash paid in connection with freestanding derivatives	(1,073)	(795)
Net change in policy loans	249	(51)
Net change in other invested assets	(64)	423
Other, net	72	55
Net cash provided by (used in) investing activities	(5,141)	208
Cash flows from financing activities
Policyholder account balances - deposits	40,947	41,648
Policyholder account balances - withdrawals	(39,538)	(42,611)
Net change in payables for collateral under securities loaned and other transactions	1,573	69
Long-term debt repaid	(50)	—
Derivatives with certain financing elements and other derivative-related transactions, net	3	24
Dividends paid to MetLife, Inc.	(1,363)	(1,966)
Other, net	28	(66)
Net cash provided by (used in) financing activities	1,600	(2,902)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(3)	5
Change in cash and cash equivalents	(1,281)	(110)
Cash and cash equivalents, beginning of period	8,392	7,271
Cash and cash equivalents, end of period	$7,111	$7,161
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$47	$56
Income tax	$335	$399
Non-cash transactions:
Other invested assets received in connection with the sale of other limited partnership interests	$269	$17
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2026 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The key amendments include expanding the population of acquired financial assets that are accounted for using the gross-up approach by creating a new category of assets called purchased seasoned loans (“PSLs”), which will be accounted for using the gross-up approach. The day-1 expected credit losses on PSLs will be reflected as an adjustment to the amortized cost basis rather than an expense.	Effective for annual and interim periods beginning January 1, 2027, to be applied prospectively (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
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
The Company’s future policy benefits (“FPBs”) on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$55,676	$57,127
Long-term care	15,345	15,224
Deferred Profit Liabilities:
Annuities	3,047	3,075
Additional Insurance Liabilities:
Universal and variable universal life	2,183	2,127
Participating life	41,028	41,624
Other long-duration (1)	6,327	6,313
Short-duration and other	11,130	10,942
Total	$134,736	$136,432
__________________
(1) This balance represents liabilities for various smaller product lines.
Rollforwards — Traditional and Limited-Payment Contracts
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Annuities
The Company’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain pension risk transfers on a modified coinsurance basis. Information regarding these products was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	9	(4)
Adjusted balance	9	(4)
Issuances	469	1,086
Net premiums collected	(478)	(1,082)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$57,446	$47,910

Balance, beginning of period, at original discount rate	$57,896	$49,191
Effect of actual variances from expected experience (1)	(21)	(48)
Adjusted balance	57,875	49,143
Issuances	471	1,094
Interest accrual	1,423	1,228
Benefit payments	(2,694)	(2,334)
Ending balance at original discount rate	57,075	49,131
Effect of changes in discount rate assumptions	(1,042)	(868)
Balance, end of period, at current discount rate at balance sheet date	56,033	48,263

Cumulative amount of fair value hedging adjustments	(357)	(282)
Net liability for FPBs	55,676	47,981
Less: Reinsurance recoverables	4,205	—
Net liability for FPBs, net of reinsurance	$51,471	$47,981

Undiscounted - Expected future benefit payments	$104,720	$93,271
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$56,033	$48,263
Weighted-average duration of the liability	8 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	5.6%	5.5%
__________________
(1)For the six months ended June 30, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the Company’s annuity products of $33 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Long-term Care
The Company’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,548	$5,475

Balance, beginning of period, at original discount rate	$5,515	$5,568
Effect of actual variances from expected experience	57	(3)
Adjusted balance	5,572	5,565
Interest accrual	141	141
Net premiums collected	(288)	(280)
Ending balance at original discount rate	5,425	5,426
Effect of changes in discount rate assumptions	(42)	(6)
Balance, end of period, at current discount rate at balance sheet date	$5,383	$5,420

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,772	$20,012

Balance, beginning of period, at original discount rate	$21,490	$21,024
Effect of actual variances from expected experience	107	26
Adjusted balance	21,597	21,050
Interest accrual	566	553
Benefit payments	(498)	(452)
Ending balance at original discount rate	21,665	21,151
Effect of changes in discount rate assumptions	(937)	(928)
Balance, end of period, at current discount rate at balance sheet date	20,728	20,223

Net liability for FPBs	$15,345	$14,803

Undiscounted:
Expected future gross premiums	$10,075	$10,269
Expected future benefit payments	$44,361	$44,566
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,745	$6,870
Expected future benefit payments	$20,728	$20,223
Weighted-average duration of the liability	13 years	13 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.8%
Rollforward — Additional Insurance Liabilities
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Universal and Variable Universal Life
The Company’s universal and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2026	2025
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,127	$1,969
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(13)	(17)
Balance, beginning of period, before AOCI adjustment	2,140	1,986
Effect of actual variances from expected experience	29	13
Adjusted balance	2,169	1,999
Assessments accrual	46	46
Interest accrual	55	51
Excess benefits paid	(74)	(40)
Balance, end of period, before AOCI adjustment	2,196	2,056
Add: AOCI adjustment	(13)	(15)
Balance, end of period	2,183	2,041
Less: Reinsurance recoverables	2,183	2,041
Balance, end of period, net of reinsurance	$—	$—

Weighted-average duration of the liability	15 years	16 years
Weighted-average interest accretion rate	5.2%	5.2%

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding participating life contracts, were as follows:

	Six Months Ended June 30,
	2026		2025
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$516	$1,423	$1,116	$1,228
Long-term care	363	425	359	412
Deferred Profit Liabilities:
Annuities	N/A	76	N/A	76
Additional Insurance Liabilities:
Universal and variable universal life	163	55	181	51
Other long-duration	837	150	412	153
Total	$1,879	$2,129	$2,068	$1,920
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Balance, beginning of period	$11,956	$11,698
Less: Reinsurance recoverables	1,946	2,004
Net balance, beginning of period	10,010	9,694
Incurred related to:
Current period	10,661	10,701
Prior periods (1)	(239)	(161)
Total incurred	10,422	10,540
Paid related to:
Current period	(6,198)	(6,188)
Prior periods	(3,904)	(3,915)
Total paid	(10,102)	(10,103)
Net balance, end of period	10,330	10,131
Add: Reinsurance recoverables	2,082	2,172
Balance, end of period (included in FPBs and other policy-related balances)	$12,412	$12,303
__________________
(1)For the six months ended June 30, 2026 and 2025, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for policyholder account balances (“PABs”), which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Life	$10,297	$10,197
Capital markets investment products and stable value guaranteed interest contracts (“GICs”)	61,418	59,278
Annuities and risk solutions	16,388	15,671
Fixed and variable annuities	5,466	5,788
Other	12,807	13,157
Total	$106,376	$104,091
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Life
The life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,197	$7,469
Transfer (1)	—	3,084
Deposits	2,368	1,874
Policy charges	(333)	(336)
Surrenders and withdrawals	(2,055)	(1,836)
Benefit payments	(6)	(5)
Net transfers from (to) separate accounts	—	1
Interest credited	126	131
Balance, end of period	$10,297	$10,382

Weighted-average annual crediting rate	2.5%	2.5%

At period end:
Cash surrender value	$10,225	$10,317
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$269,231	$267,754
__________________
(1)Reported balances for the six months ended June 30, 2025 have been updated to include a product previously not included in the disaggregated rollforward. See Note 1.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$515	$—	$627	$4,431	$5,573
Equal to or greater than 2% but less than 4%	3,785	94	80	—	3,959
Equal to or greater than 4%	651	24	—	59	734
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	31
Total	$4,951	$118	$707	$4,490	$10,297

June 30, 2025
Equal to or greater than 0% but less than 2%	$479	$—	$697	$4,149	$5,325
Equal to or greater than 2% but less than 4%	4,099	99	60	—	4,258
Equal to or greater than 4%	687	26	3	50	766
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	33
Total	$5,265	$125	$760	$4,199	$10,382
Capital Markets Investment Products and Stable Value GICs
The capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$59,278	$57,799
Deposits	36,936	38,786
Surrenders and withdrawals	(35,423)	(39,018)
Interest credited	1,066	1,070
Effect of foreign currency translation and other, net	(439)	1,736
Balance, end of period	$61,418	$60,373

Weighted-average annual crediting rate	3.6%	3.7%
Cash surrender value at period end	$1,414	$849

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,485	$2,485
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	58,933
Total	$—	$—	$—	$2,485	$61,418

June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,591	$2,591
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	57,782
Total	$—	$—	$—	$2,591	$60,373
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

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$15,671	$11,673
Transfer (1)	—	3,109
Deposits	1,107	663
Policy charges	(93)	(91)
Surrenders and withdrawals	(610)	(301)
Benefit payments	(334)	(316)
Net transfers from (to) separate accounts	1	32
Interest credited	325	304
Other	321	17
Balance, end of period	$16,388	$15,090

Weighted-average annual crediting rate	4.1%	4.1%

At period end:
Cash surrender value	$11,603	$10,615
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$35,024	$35,977
At annuitization or exercise of other living benefits	$18	$12

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
__________________
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1.
The annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,699	$2,707
Equal to or greater than 2% but less than 4%	459	2,114	450	53	3,076
Equal to or greater than 4%	3,468	—	161	6	3,635
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	6,970
Total	$3,927	$2,114	$619	$2,758	$16,388

June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,380	$2,388
Equal to or greater than 2% but less than 4%	370	2,446	503	53	3,372
Equal to or greater than 4%	3,668	11	293	6	3,978
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,352
Total	$4,038	$2,457	$804	$2,439	$15,090

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Fixed and Variable Annuities
The fixed and variable annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$5,788	$9,513
Transfer (1)	—	(3,109)
Deposits	52	49
Policy charges	(4)	(5)
Surrenders and withdrawals	(382)	(426)
Benefit payments	(133)	(166)
Net transfers from (to) separate accounts	58	70
Interest credited	85	95
Other	2	1
Balance, end of period	$5,466	$6,022

Weighted-average annual crediting rate	3.1%	3.1%

At period end:
Cash surrender value	$4,953	$5,453
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$2,114	$2,413
At annuitization or exercise of other living benefits	$694	$680
__________________
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The fixed and variable annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$39	$10	$461	$164	$674
Equal to or greater than 2% but less than 4%	2,480	1,462	218	47	4,207
Equal to or greater than 4%	110	168	—	—	278
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	307
Total	$2,629	$1,640	$679	$211	$5,466

June 30, 2025
Equal to or greater than 0% but less than 2%	$29	$25	$492	$66	$612
Equal to or greater than 2% but less than 4%	2,552	1,819	318	81	4,770
Equal to or greater than 4%	164	139	1	—	304
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	336
Total	$2,745	$1,983	$811	$147	$6,022
5. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026			December 31, 2025
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Annuities	$220	$1,896	$1,676	$216	$2,043	$1,827
Other	42	151	109	41	158	117
Total	$262	$2,047	$1,785	$257	$2,201	$1,944
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
Annuities
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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$1,827	$2,069

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,742	$2,026
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	(191)
Attributed fees collected	120	131
Benefit payments	(49)	(45)
Effect of changes in interest rates	(98)	43
Effect of changes in capital markets	(254)	(178)
Effect of changes in equity index volatility	43	(1)
Actual policyholder behavior different from expected behavior	109	110
Effect of foreign currency translation and other, net	19	95
Effect of changes in risk margin	(29)	(2)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,603	1,988
Cumulative effect of changes in the instrument-specific credit risk	73	63
Balance, end of period	1,676	2,051
Less: Reinsurance recoverable	209	—
Balance, end of period, net of reinsurance	$1,467	$2,051

At period end:
Net amount at risk, excluding offsets from hedging and reinsurance (2):
In the event of death	$2,114	$2,413
At annuitization or exercise of other living benefits	$694	$680
Weighted-average attained age of contractholders:
In the event of death	73 years	72 years
At annuitization or exercise of other living benefits	72 years	71 years
__________________
(1)    A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1.
(2)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs, which are disclosed in “Fixed and Variable Annuities” in Note 4.
Significant Methodologies and Assumptions
The Company issues GMDBs, GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and GMIBs that typically meet the definition of MRBs, which are measured, in aggregate, as one compound MRB, at estimated fair value separately from the variable annuity contract, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in other comprehensive income (loss) (“OCI”).

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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$117	$24

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$138	$29
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	191
Attributed fees collected	7	8
Effect of changes in interest rates	(3)	(18)
Effect of changes in capital markets	(16)	(16)
Effect of changes in equity index volatility	11	(1)
Actual policyholder behavior different from expected behavior	2	(2)
Effect of foreign currency translation and other, net	(3)	12
Effect of changes in risk margin	(1)	—
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	135	203
Cumulative effect of changes in the instrument-specific credit risk	(26)	(29)
Balance, end of period	$109	$174
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
(1)A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1.
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Stable value and risk solutions	$27,134	$27,605
Group annuities	18,169	18,099
Variable annuities	19,190	19,554
Other	8,731	8,253
Total	$73,224	$73,511
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
The balances of and changes in separate account liabilities were as follows:

	Stable Value and Risk Solutions	Group Annuities	Variable Annuities
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$27,605	$18,099	$19,554
Premiums and deposits	737	135	34
Policy charges	(102)	(54)	(214)
Surrenders and withdrawals	(1,172)	(868)	(1,225)
Benefit payments	(75)	(22)	(225)
Investment performance	569	764	1,326
Net transfers from (to) general account	9	(10)	(58)
Other	(437)	125	(2)
Balance, end of period	$27,134	$18,169	$19,190
Six Months Ended June 30, 2025
Balance, beginning of period	$32,761	$11,001	$27,766
Transfer, January 1 (1)	—	6,926	(6,926)
Premiums and deposits	1,076	103	35
Policy charges	(100)	(51)	(230)
Surrenders and withdrawals	(3,221)	(787)	(1,254)
Benefit payments	(70)	(20)	(208)
Investment performance	1,159	879	1,078
Net transfers from (to) general account	30	(62)	(71)
Other (2)	(2,724)	(151)	63
Balance, end of period	$28,911	$17,838	$20,253

Cash surrender value at June 30, 2026 (3)	$24,830	$7,139	$19,082
Cash surrender value at June 30, 2025 (3)	$26,955	$6,938	$20,064
__________________
(1)    A product previously reported within Variable Annuities has been moved to Group Annuities. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$8,510	$8,645
Public utilities	1,028	1,010
Municipals	245	265
Corporate bonds	7,420	7,426
Total bonds	17,203	17,346
Mortgage-backed securities	7,547	7,640
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	1,973	1,976
Redeemable preferred stock	7	8
Total fixed maturity securities	26,730	26,970
Equity securities	2,861	2,775
Mutual funds:
Bond funds	2,951	3,050
Equity funds	21,315	20,637
Balanced funds	196	172
Other	14,911	15,068
Total mutual funds	39,373	38,927
Other invested assets	1,143	1,152
Total investments	70,107	69,824
Other assets	3,117	3,687
Total	$73,224	$73,511

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding total deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) was as follows:

	Six Months Ended June 30,
	2026	2025 (1)
	(In millions)
DAC (2):
Balance, beginning of period	$2,855	$3,124
Capitalizations	105	48
Amortization	(125)	(133)
Balance, end of period	$2,835	$3,039

Total DAC and VOBA:
Balance at June 30, 2026		$2,844
Balance at June 30, 2025		$3,050
Balance at December 31, 2025		$2,865
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

	June 30, 2026					December 31, 2025
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$54,723	$(93)	$739	$3,181	$52,188	$52,552	$(125)	$1,050	$2,875	$50,602
RMBS	29,485	(1)	319	1,386	28,417	28,129	(1)	476	1,365	27,239
U.S. government and agency	26,267	—	81	3,508	22,840	29,811	—	188	3,298	26,701
Foreign corporate	28,817	(12)	484	2,385	26,904	27,934	(7)	742	2,198	26,471
ABS & CLO	18,131	—	105	238	17,998	14,610	(5)	137	191	14,551
Municipals	5,748	—	116	509	5,355	5,947	—	138	496	5,589
CMBS	5,286	(16)	29	199	5,100	5,286	(20)	57	210	5,113
Foreign government	3,912	(36)	122	184	3,814	3,115	(36)	151	164	3,066
Total fixed maturity securities AFS	$172,369	$(158)	$1,995	$11,590	$162,616	$167,384	$(194)	$2,939	$10,797	$159,332
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,609	$27,019	$28,864	$58,834	$52,885	$172,211
Estimated fair value	$4,557	$26,631	$28,401	$51,512	$51,515	$162,616
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

	June 30, 2026				December 31, 2025
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$12,794	$234	$18,957	$2,936	$4,208	$80	$20,765	$2,763
RMBS	8,287	83	7,596	1,302	1,728	17	9,165	1,348
U.S. government and agency	6,156	84	10,186	3,424	6,209	57	10,238	3,241
Foreign corporate	5,576	146	10,670	2,237	1,211	69	11,682	2,126
ABS & CLO	6,890	74	2,284	164	3,570	22	2,534	169
Municipals	536	18	1,976	491	588	14	1,961	482
CMBS	992	13	1,755	185	421	9	2,081	199
Foreign government	562	14	968	169	167	4	1,078	159
Total fixed maturity securities AFS	$41,793	$666	$54,392	$10,908	$18,102	$272	$59,504	$10,487
Investment grade	$39,788	$606	$53,362	$10,804	$17,172	$232	$58,276	$10,396
Below investment grade	2,005	60	1,030	104	930	40	1,228	91
Total fixed maturity securities AFS	$41,793	$666	$54,392	$10,908	$18,102	$272	$59,504	$10,487
Total number of securities in an unrealized loss position	5,321		5,325		2,778		5,880
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See “Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation and Measurement Methodologies” in Note 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $815 million for the six months ended June 30, 2026 to $11.6 billion primarily due to an increase in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at June 30, 2026, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of June 30, 2026, $104 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications and transportation sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At June 30, 2026, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2026.

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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended June 30, 2026	(In millions)
Balance, beginning of period	$121	$16	$36	$1	$5	$16	$195
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	—	(4)	—	—	—	—	(4)
Securities sold or exchanged	(28)	—	—	—	(5)	—	(33)
Balance, end of period	$93	$12	$36	$1	$—	$16	$158
Three Months Ended June 30, 2025
Balance, beginning of period	$26	$5	$36	$2	$5	$12	$86
ACL not previously recorded	16	—	—	—	—	—	16
Changes for securities with previously recorded ACL	7	(2)	—	—	(1)	—	4
Securities sold or exchanged	—	(3)	—	—	—	—	(3)
Balance, end of period	$49	$—	$36	$2	$4	$12	$103

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Six Months Ended June 30, 2026	(In millions)
Balance, beginning of period	$125	$7	$36	$1	$5	$20	$194
ACL not previously recorded	—	16	—	—	—	3	19
Changes for securities with previously recorded ACL	21	(4)	—	—	—	4	21
Securities sold or exchanged	(53)	(7)	—	—	(5)	(11)	(76)
Balance, end of period	$93	$12	$36	$1	$—	$16	$158
Six Months Ended June 30, 2025
Balance, beginning of period	$45	$15	$36	$1	$7	$8	$112
ACL not previously recorded	16	—	—	1	—	3	20
Changes for securities with previously recorded ACL	11	(2)	—	—	—	1	10
Securities sold or exchanged	(23)	(13)	—	—	(3)	—	(39)
Balance, end of period	$49	$—	$36	$2	$4	$12	$103

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2026		December 31, 2025
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$27,552	50.3%	$29,546	52.9%
Agricultural	15,207	27.7	15,203	27.2
Residential	12,896	23.5	11,815	21.2
Total amortized cost	55,655	101.5	56,564	101.3
ACL	(822)	(1.5)	(701)	(1.3)
Total mortgage loans held-for-investment, net	54,833	100.0	55,863	100.0
Mortgage loans held-for-sale	—	—	7	—
Total mortgage loans	$54,833	100.0%	$55,870	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($674) million and ($716) million at June 30, 2026 and December 31, 2025, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at June 30, 2026 was $105 million, $152 million and $116 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $110 million, $159 million and $103 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $1.0 billion and $1.9 billion for the three months and six months ended June 30, 2026, respectively, and $492 million and $1.1 billion for the three months and six months ended June 30, 2025, respectively.
Sales of mortgage loans were $7 million and $25 million for the three months and six months ended June 30, 2026, respectively.
For both the three months and six months ended June 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $51 million for equity interests in REJVs.
For the three months and six months ended June 30, 2026, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $35 million and $56 million, respectively.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Six Months Ended June 30,
	2026				2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$436	$81	$184	$701	$312	$63	$128	$503
Provision (release)	224	2	(30)	196	315	8	12	335
Charge-offs, net of recoveries	(64)	(9)	(2)	(75)	(46)	—	—	(46)
Balance, end of period	$596	$74	$152	$822	$581	$71	$140	$792

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
The gross charge-offs of mortgage loans by origination year and portfolio segment for the six months ended June 30, 2026 were as follows:

Portfolio Segment	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$8	$56	$64
Agricultural	—	—	—	—	—	9	9
Residential	—	—	—	—	1	1	2
Total	$—	$—	$—	$—	$9	$66	$75
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
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and by similar risk profiles (including consumer credit score and LTV ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, LTV ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company reverts to industry historical loss experience using a straight-line basis over one year.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
These mortgage loan modifications are summarized as follows:

	Three Months Ended June 30,
	2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$230	$—	$230	2 years	—	<1%

	Three Months Ended June 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$324	$—	$324	5 years	—	1.0%

	Six Months Ended June 30,
	2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$230	$—	$230	2 years	—	<1%

	Six Months Ended June 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$460	$—	$460	5 years	—	1.4%
For the three months and six months ended June 30, 2026 and 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$966	$1,495	$1,859	$1,189	$883	$7,291	$1,577	$15,260	55.4%
65% to 75%	209	243	306	430	1,393	1,924	—	4,505	16.4
76% to 80%	—	52	—	52	202	968	—	1,274	4.6
Greater than 80%	1	133	180	—	461	5,738	—	6,513	23.6
Total	$1,176	$1,923	$2,345	$1,671	$2,939	$15,921	$1,577	$27,552	100.0%
DSCR:
> 1.20x	$1,030	$1,660	$1,934	$1,220	$2,317	$13,369	$1,577	$23,107	83.9%
1.00x - 1.20x	42	244	—	337	163	1,374	—	2,160	7.8
<1.00x	104	19	411	114	459	1,178	—	2,285	8.3
Total	$1,176	$1,923	$2,345	$1,671	$2,939	$15,921	$1,577	$27,552	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$821	$908	$500	$745	$1,520	$8,249	$1,198	$13,941	91.7%
65% to 75%	—	58	32	73	186	686	57	1,092	7.2
76% to 80%	—	—	—	—	22	11	4	37	0.2
Greater than 80%	18	—	—	—	87	22	10	137	0.9
Total	$839	$966	$532	$818	$1,815	$8,968	$1,269	$15,207	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$912	$2,128	$1,184	$217	$1,487	$6,601	$—	$12,529	97.2%
Nonperforming (1)	1	27	48	20	68	203	—	367	2.8
Total	$913	$2,155	$1,232	$237	$1,555	$6,804	$—	$12,896	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $151 million and $143 million at June 30, 2026 and December 31, 2025, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both June 30, 2026 and December 31, 2025. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(In millions)
Commercial	$484	$339	$—	$—	$844	$945
Agricultural	156	172	6	43	160	165
Residential	367	365	—	—	367	365
Total	$1,007	$876	$6	$43	$1,371	$1,475
Real Estate and REJVs
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJVs. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2026	December 31, 2025	Three Months Ended June 30,		Six Months Ended June 30,
			2026	2025	2026	2025
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,550	$1,331	$56	$39	$93	$82
Other real estate	585	553	91	91	163	164
REJVs	6,486	6,914	38	40	90	53
Total real estate and REJVs	$8,621	$8,798	$185	$170	$346	$299
Depreciation expense on real estate investments was $31 million and $51 million for the three months and six months ended June 30, 2026, respectively, and $21 million and $43 million for the three months and six months ended June 30, 2025, respectively. Real estate investments were net of accumulated depreciation of $839 million and $783 million at June 30, 2026 and December 31, 2025, respectively.
Leased Real Estate Investments — Operating Leases
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $1.1 billion and $676 million at June 30, 2026 and December 31, 2025, respectively. For the three months and six months ended June 30, 2026, income tax credits and other income tax benefits of $31 million and $57 million, respectively, and amortized expenses of $27 million and $49 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations. For the three months and six months ended June 30, 2025, income tax credits and other income tax benefits of $31 million and $59 million, respectively, and amortized expenses of $34 million and $57 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	June 30, 2026			December 31, 2025
		Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type	Cost
	(In millions)
FVO securities
Securities held by collateralized financing entities (“CFEs”)	$815	$(15)	$800	$—	$—	$—
General account and other securities	200	806	1,006	218	648	866
Total FVO securities	$1,015	$791	$1,806	$218	$648	$866
Equity securities
Common stock (2)	$182	$44	$226	$170	$25	$195
Non-redeemable preferred stock	38	9	47	37	7	44
Total equity securities	$220	$53	$273	$207	$32	$239
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.5 billion and $5.0 billion, at estimated fair value, at June 30, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, at both June 30, 2026 and December 31, 2025.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2026			December 31, 2025
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$7,610	$7,868	$7,818	$6,840	$7,043	$6,979
Repurchase agreements	$3,352	$3,275	$3,254	$3,002	$2,975	$2,948
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at June 30, 2026 and within fixed maturity securities AFS, short-term investments and cash equivalents at December 31, 2025. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2026					December 31, 2025
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$1,283	$3,170	$3,415	$—	$7,868	$971	$2,445	$3,627	$—	$7,043

Repurchase agreements:
U.S. government and agency	$—	$3,275	$—	$—	$3,275	$—	$2,975	$—	$—	$2,975
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

	June 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits)	$104	$106
Invested assets held in trust (external reinsurance agreements)	1,223	285
Invested assets pledged as collateral (1)	23,316	21,380
Total invested assets on deposit, held in trust and pledged as collateral	$24,643	$21,771
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 9.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million at redemption value at both June 30, 2026 and December 31, 2025.
The Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties of $7.4 billion and $8.2 billion at June 30, 2026 and December 31, 2025, respectively, which includes cash and cash equivalents of $208 million and $1.0 billion at June 30, 2026 and December 31, 2025, respectively.
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
Consolidated VIEs
The Company is the primary beneficiary of certain CFEs, primarily collateralized loan obligations (“CLOs”), investment funds and partnership entities in which the Company has invested, which requires the Company to consolidate them as VIEs. The assets of the VIEs may only be used to satisfy the liabilities of the respective VIEs. The Company is not required to provide, and has not provided, material financial support to the VIEs, other than its investment in these VIEs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
The table below reflects the carrying amount and balance sheet classification in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the respective VIEs.

	June 30, 2026	December 31, 2025
Instrument Type	Consolidated VIEs
	(In millions)
FVO securities primarily held by CFEs (1)	$800	$—
Mortgage loans	183	180
Real estate and REJVs	2,490	2,435
Renewable energy partnership (1)	40	45
Cash and cash equivalents	83	8
Other	25	6
Total assets of consolidated VIEs	$3,621	$2,674
Notes issued by CFEs (2)	$791	$—
Other liabilities	45	9
Total liabilities of consolidated VIEs	$836	$9
__________________
(1)Included in other invested assets.
(2)In the first quarter of 2026, beneficial interests in CFEs were transferred to the Company from an affiliate, which resulted in the Company, as the primary beneficiary, consolidating the CFEs as VIEs. Notes issued by CFEs represent notes issued by CLOs. The creditors of these consolidated VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. For these notes, the Company has elected the FVO and has based the estimated fair value on the more observable of the notes or the corresponding assets. Changes in estimated fair value are reported in net investment gains (losses).
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
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $12.0 billion at both June 30, 2026 and December 31, 2025, and the Company’s unfunded commitments were $2.7 billion and $2.3 billion at June 30, 2026 and December 31, 2025, respectively.
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the six months ended June 30, 2026 or 2025.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS	$2,116	$1,897	$4,160	$3,765
Mortgage loans	712	743	1,429	1,506
Policy loans	72	71	145	141
Real estate and REJVs	185	170	346	299
OLPI	(4)	27	179	140
Cash, cash equivalents and short-term investments	83	79	173	169
FVO securities	141	81	101	48
Operating joint venture	50	32	68	48
Equity securities	1	—	2	4
Other	16	19	189	173
Subtotal investment income	3,372	3,119	6,792	6,293
Less: Investment expenses	358	313	678	611
Net investment income	$3,014	$2,806	$6,114	$5,682

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$—	$—	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJVs)	132	84	99	70
Net realized and unrealized gains (losses) recognized in net investment income	$132	$84	$99	$70

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$125	$81	$85	$46

Equity method investments net investment income (primarily REJVs, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$89	$119	$356	$251
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Instrument Type and Transaction Type
The composition of net investment gains (losses) by instrument type and transaction type was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Instrument Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS	$(120)	$(100)	$(232)	$(226)
Mortgage loans	(135)	(211)	(206)	(340)
Real estate and REJVs (excluding changes in estimated fair value)	(147)	2	(169)	2
OLPI (excluding changes in estimated fair value) (1)	(4)	21	(37)	20
Equity securities	—	16	8	7
FVO securities	(18)	—	(18)	—
Notes issued by CFEs	(2)	—	(2)	—
Other gains (losses)	12	1	5	—
Subtotal	(414)	(271)	(651)	(537)
Change in estimated fair value of OLPI and REJVs	2	(3)	4	—
Non-investment portfolio gains (losses)	5	(48)	15	(70)
Subtotal	7	(51)	19	(70)
Net investment gains (losses)	$(407)	$(322)	$(632)	$(607)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(261)	$(75)	$(326)	$(251)
Impairment (losses)	(50)	(2)	(169)	(5)
Recognized gains (losses):
Change in ACL recognized in earnings	(82)	(223)	(149)	(323)
Unrealized net gains (losses) recognized in earnings	(19)	26	(3)	42
Total recognized gains (losses)	(101)	(197)	(152)	(281)
Non-investment portfolio gains (losses)	5	(48)	15	(70)
Net investment gains (losses)	$(407)	$(322)	$(632)	$(607)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$2	$16	$11	$9
Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(17)	$—	$(17)	$—
Changes in estimated fair value subsequent to recognition of Notes issued by CFEs still outstanding at the end of the respective periods and recognized in net investment gains (losses)	$(2)	$—	$(2)	$—

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$(10)	$10	$(10)	$9
Gains (losses) on leveraged leases and renewable energy partnerships	$20	$—	$20	$—

Foreign currency gains (losses)	$13	$(49)	$18	$(76)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(261)	$(75)	$(326)	$(251)
Recognized in net investment income	—	—	—	—
Net realized investment gains (losses) from sales and disposals of investments	$(261)	$(75)	$(326)	$(251)
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
(1)    Includes a net loss of $40 million and $1 million for the six months ended June 30, 2026 and 2025, respectively, for private equity investments sold. For the six months ended June 30, 2026 and 2025, the Company sold $577 million and $36 million, respectively, in portfolios of investments to funds for proceeds of $537 million and $35 million, respectively, in cash and receivables secured by the value of the respective funds. An affiliate has entered into agreements to serve as the asset manager of the funds for which it receives management fees.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2026	2025	2026	2025
	(In millions)
Proceeds	$6,341	$2,802	$13,784	$6,082
Gross investment gains	$37	$18	$123	$41
Gross investment (losses)	(193)	(99)	(388)	(271)
Realized gains (losses) on sales and disposals	(156)	(81)	(265)	(230)
Net credit loss (provision) release (change in ACL recognized in earnings)	36	(17)	36	9
Impairment (losses)	—	(2)	(3)	(5)
Net credit loss (provision) release and impairment (losses)	36	(19)	$33	$4
Net investment gains (losses)	$(120)	$(100)	$(232)	$(226)

Equity Securities
Realized gains (losses) on sales and disposals	$(1)	$(12)	$(9)	$(34)
Unrealized net gains (losses) recognized in earnings	1	28	17	41
Net investment gains (losses)	$—	$16	$8	$7
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, real estate and REJVs, and FVO securities to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$212	$20	$498	$21
Amortized cost of invested assets transferred to affiliates	$214	$19	$525	$20
Net investment gains (losses) recognized on transfers	$(2)	$1	$(27)	$1
Estimated fair value of invested assets transferred from affiliates	$27	$20	$364	$70
Recurring related party investments were as follows at:

		June 30, 2026	December 31, 2025

Investment Type/ Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$980	$1,016
Affiliated investments (2)	Metropolitan General Insurance Company	152	152
Affiliated funds withheld (3)	Metropolitan Tower Life Insurance Company (“MTL”)	2,364	2,476
Other invested assets		$3,496	$3,644
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2026 to December 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.61% to 2.16%. In July 2026, ¥23.8 billion (the equivalent of $147 million) of 1.61% and 1.64% affiliated senior unsecured notes matured and were refinanced with ¥23.8 billion in affiliated senior unsecured notes which mature in July 2033 and bear interest, payable semi-annually, at rates per annum ranging from 4.29% to 4.30%. These affiliated investments earned investment income of $6 million and $13 million for the three months and six months ended June 30, 2026, respectively, and $5 million and $10 million for the three months and six months ended June 30, 2025, respectively.
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
The Company paid asset management fees to an affiliate of $109 million and $221 million for the three months and six months ended June 30, 2026, respectively, and $106 million and $214 million for the three months and six months ended June 30, 2025, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2026			December 31, 2025
	Primary Underlying Risk Exposure		Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,508	$909	$672	$4,446	$923	$667
Foreign currency swaps	Foreign currency exchange rate	3,194	63	11	959	33	8
Subtotal		7,702	972	683	5,405	956	675
Cash flow hedges:
Interest rate swaps	Interest rate	3,330	—	233	3,337	—	249
Foreign currency swaps	Foreign currency exchange rate	35,431	2,182	866	34,771	2,276	896
Subtotal		38,761	2,182	1,099	38,108	2,276	1,145
Total qualifying hedges		46,463	3,154	1,782	43,513	3,232	1,820
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	12,338	1,339	626	13,092	1,403	614
Interest rate floors	Interest rate	4,890	27	—	5,390	30	—
Interest rate caps	Interest rate	13,200	80	—	12,950	46	—
Interest rate futures	Interest rate	87	—	—	90	—	—
Interest rate options	Interest rate	19,790	86	59	20,368	99	85
Synthetic GICs	Interest rate	3,167	—	—	3,156	—	—
Foreign currency swaps	Foreign currency exchange rate	4,231	254	73	3,770	240	106
Foreign currency forwards	Foreign currency exchange rate	1,401	18	8	2,859	5	18
Credit default swaps — purchased	Credit	576	1	5	685	2	5
Credit default swaps — written	Credit	11,689	184	3	6,619	101	1
Equity futures	Equity market	330	—	2	393	3	—
Equity index options	Equity market	16,795	468	310	15,032	220	232
Equity variance swaps	Equity market	5	—	—	5	—	—
Equity total return swaps	Equity market	1,367	—	91	2,413	7	34
Total non-designated or nonqualifying derivatives		89,866	2,457	1,177	86,822	2,156	1,095
Total		$136,329	$5,611	$2,959	$130,335	$5,388	$2,915
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either June 30, 2026 or December 31, 2025. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(33)	$(24)	N/A
Hedged items	—	—	N/A	28	23	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	61	(2)	N/A	—	(1)	N/A
Hedged items	(61)	1	N/A	—	3	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	(58)
Subtotal	—	(1)	N/A	(5)	1	(58)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(24)
Amount of gains (losses) reclassified from AOCI into income	1	(11)	—	—	—	10
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(116)
Amount of gains (losses) reclassified from AOCI into income	1	(49)	—	—	—	48
Foreign currency transaction gains (losses) on hedged items	—	50	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	2	(10)	—	—	—	(82)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(43)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(49)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(5)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	46	N/A	N/A	N/A
Equity derivatives (1)	(48)	N/A	(301)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	7	N/A	N/A	N/A
Subtotal	(48)	N/A	(345)	N/A	N/A	N/A
Earned income on derivatives	(5)	—	57	7	(36)	—
Synthetic GICs	N/A	N/A	1	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(20)	N/A	N/A	N/A
Total	$(51)	$(11)	$(307)	$2	$(35)	$(140)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)

	Six Months Ended June 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(39)	$(37)	N/A
Hedged items	—	—	N/A	30	36	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	52	(2)	N/A	—	(8)	N/A
Hedged items	(52)	1	N/A	—	10	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	(32)
Subtotal	—	(1)	N/A	(9)	1	(32)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(19)
Amount of gains (losses) reclassified from AOCI into income	2	(10)	—	—	—	8
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	26
Amount of gains (losses) reclassified from AOCI into income	2	(260)	—	—	—	258
Foreign currency transaction gains (losses) on hedged items	—	260	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	4	(10)	—	—	—	273
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	6	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	75	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(2)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(2)	N/A	N/A	N/A
Equity derivatives (1)	(32)	N/A	(250)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(22)	N/A	N/A	N/A
Subtotal	(32)	N/A	(195)	N/A	N/A	N/A
Earned income on derivatives	80	—	111	14	(74)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	175	N/A	N/A	N/A
Total	$52	$(11)	$93	$5	$(73)	$241

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)

	Six Months Ended June 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$77	$46	N/A
Hedged items	—	—	N/A	(87)	(45)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(27)	—	N/A	—	123	N/A
Hedged items	26	—	N/A	—	(123)	N/A
Subtotal	(1)	—	N/A	(10)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	35
Amount of gains (losses) reclassified from AOCI into income	26	9	—	—	—	(35)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	12
Amount of gains (losses) reclassified from AOCI into income	2	1,418	—	—	—	(1,420)
Foreign currency transaction gains (losses) on hedged items	—	(1,425)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	28	2	—	—	—	(1,408)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(14)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(472)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(12)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	10	N/A	N/A	N/A
Equity derivatives (1)	(11)	N/A	(220)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	194	N/A	N/A	N/A
Subtotal	(11)	N/A	(514)	N/A	N/A	N/A
Earned income on derivatives	90	—	108	4	(71)	—
Synthetic GICs	N/A	N/A	4	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(228)	N/A	N/A	N/A
Total	$106	$2	$(630)	$(6)	$(70)	$(1,408)
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value of hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$2,635	$120	$—	$—
FPBs	$(2,404)	$(2,509)	$357	$319
PABs	$(2,358)	$(2,498)	$117	$(35)
__________________
(1)Includes ($57) million and ($73) million of hedging adjustments on discontinued hedging relationships at June 30, 2026 and December 31, 2025, respectively.
For certain foreign currency swaps, changes in estimated fair value related to cross-currency basis spreads are excluded from the effectiveness assessment and recorded in OCI. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($3) million and $2 million for the three months and six months ended June 30, 2026, respectively, and $3 million and $11 million for the three months and six months ended June 30, 2025, respectively.
At both June 30, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years.
At June 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $127 million and ($147) million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2026, the Company expected to reclassify $268 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Credit default swaps referencing indices	$31	$3,777	0.9	$45	$3,777	1.4
Subtotal	31	3,777	0.9	45	3,777	1.4
Baa
Single name credit default swaps (3)	—	15	2.0	—	15	2.5
Credit default swaps referencing indices	133	7,626	5.8	49	2,714	4.9
Subtotal	133	7,641	5.8	49	2,729	4.9
Ba
Credit default swaps referencing indices	—	24	0.5	1	24	1.0
Subtotal	—	24	0.5	1	24	1.0
B
Credit default swaps referencing indices	17	232	4.2	6	74	3.0
Subtotal	17	232	4.2	6	74	3.0
Caa
Credit default swaps referencing indices	—	15	0.5	(1)	15	1.0
Subtotal	—	15	0.5	(1)	15	1.0
Total	$181	$11,689	4.1	$100	$6,619	2.8
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2026		December 31, 2025
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,506	$2,963	$5,406	$2,897
OTC-cleared (1)	183	30	66	11
Exchange-traded	—	2	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	5,689	2,995	5,475	2,908
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,144)	(2,144)	(2,006)	(2,006)
OTC-cleared	(13)	(13)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(1,948)	—	(1,620)	—
OTC-cleared	(156)	—	(56)	—
Securities collateral: (5)
OTC-bilateral	(1,391)	(812)	(1,772)	(890)
OTC-cleared	—	(16)	—	(5)
Exchange-traded	—	(2)	—	—
Net amount after application of master netting agreements and collateral	$37	$8	$16	$2
__________________
(1)At June 30, 2026 and December 31, 2025, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $78 million and $87 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $36 million and ($7) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2026 and December 31, 2025, the Company received excess cash collateral of $24 million and $4 million, respectively, and provided excess cash collateral of $5 million and $3 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2026, none of the collateral had been sold and $5 million was re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2026 and December 31, 2025, the Company received excess securities collateral with an estimated fair value of $319 million and $336 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2026 and December 31, 2025, the Company provided excess securities collateral with an estimated fair value of $754 million and $798 million, respectively, for its OTC-bilateral derivatives, $469 million and $465 million, respectively, for its OTC-cleared derivatives, and $88 million and $93 million, respectively, for its exchange-traded derivatives, which is not included in the table above due to the foregoing limitation.
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

	June 30, 2026			December 31, 2025
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$819	$—	$819	$881	$10	$891
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,165	$—	$1,165	$1,279	$10	$1,289

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
Embedded Derivatives
The Company issues or assumes certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2026	December 31, 2025
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$62	$22
Funds withheld on affiliated assumed reinsurance	Other invested assets	(6)	31
Total		$56	$53
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$—	$53
Funds withheld on affiliated ceded reinsurance	Other liabilities	(356)	(281)
Fixed annuities with equity indexed returns	PABs	396	67
Funds withheld on unaffiliated ceded reinsurance	Other liabilities	(33)	(5)
Total		$7	$(166)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2026
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$44,391	$7,797	$52,188
RMBS	—	27,604	813	28,417
U.S. government and agency	10,343	12,497	—	22,840
Foreign corporate	—	17,124	9,780	26,904
ABS & CLO	—	16,887	1,111	17,998
Municipals	—	5,355	—	5,355
CMBS	—	4,935	165	5,100
Foreign government	—	3,799	15	3,814
Total fixed maturity securities AFS	10,343	132,592	19,681	162,616
Short-term investments	2,772	545	43	3,360
Other investments	14	759	1,683	2,456
Derivative assets: (1)
Interest rate	—	2,441	—	2,441
Foreign currency exchange rate	—	2,517	—	2,517
Credit	—	185	—	185
Equity market	—	468	—	468
Total derivative assets	—	5,611	—	5,611
Embedded derivatives within asset host contracts (2)	—	—	56	56
MRBs	—	—	262	262
Reinsured MRBs (3)	—	—	209	209
Separate account assets (4)	11,854	60,601	769	73,224
Total assets (5)	$24,983	$200,108	$22,703	$247,794
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,590	$—	$1,590
Foreign currency exchange rate	—	958	—	958
Credit	—	8	—	8
Equity market	2	392	9	403
Total derivative liabilities	2	2,948	9	2,959
Embedded derivatives within liability host contracts (2)	—	—	7	7
Notes issued by CFEs	—	—	791	791
MRBs	—	—	2,047	2,047
Total liabilities	$2	$2,948	$2,854	$5,804

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
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $33 million and $38 million at June 30, 2026 and December 31, 2025, respectively.
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

					June 30, 2026				December 31, 2025				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	2	-	124	96	32	-	127	96	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	103	96	—	-	100	89	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	31	-	110	95	33	-	114	96	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	—	-	139	101	23	-	142	100	Increase (5)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.13%	0.05%	0.01%	-	0.13%	0.05%	(6)
				Ages 41 - 60	0.05%	-	0.68%	0.22%	0.05%	-	0.68%	0.22%	(6)
				Ages 61 - 115	0.35%	-	100%	1.23%	0.35%	-	100%	1.23%	(6)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	13.37%	0.80%	-	20.10%	13.37%	Decrease (7)
				Durations 11 - 20	3.30%	-	10.55%	8.17%	3.30%	-	10.55%	8.17%	Decrease (7)
				Durations 21 - 116	1.20%	-	10.55%	7.48%	1.20%	-	10.55%	7.48%	Decrease (7)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	16.25%	0.54%	Increase (8)
			•	Withdrawal rates	0%	-	7.75%	4.92%	0%	-	7.75%	4.92%	(9)
			•	Long-term equity volatilities	16.87%	-	22.49%	18.96%	16.87%	-	22.49%	18.96%	Increase (10)
			•	Nonperformance risk spread	0.34%	-	0.70%	0.58%	0.33%	-	0.65%	0.58%	Decrease (11)
__________________
(1)The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities. The weighted average for MRBs is determined based on a combination of account values and experience data.
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
(6)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on Company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates results in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates results in a decrease (increase) in the estimated fair value of MRBs.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended June 30, 2026
Balance, beginning of period	$17,147	$2,687	$19	$35
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	6	—	—
Total realized/unrealized gains (losses) included in AOCI	108	(12)	1	—
Purchases (3)	1,349	580	(1)	12
Sales (3)	(788)	(29)	(4)	(4)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	38	72	—	—
Transfers out of Level 3 (4)	(276)	(1,215)	—	—
Balance, end of period	$17,577	$2,089	$15	$43
Three Months Ended June 30, 2025
Balance, beginning of period	$15,469	$3,011	$14	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(22)	4	—	—
Total realized/unrealized gains (losses) included in AOCI	519	2	1	—
Purchases (3)	525	272	—	3
Sales (3)	(338)	(134)	—	—
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	93	154	—	—
Transfers out of Level 3 (4)	(483)	(1,050)	—	—
Balance, end of period	$15,763	$2,259	$15	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$7	$6	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(22)	$5	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$104	$(5)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$516	$2	$1	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Three Months Ended June 30, 2026
Balance, beginning of period	$1,459	$1	$342	$792	$(801)
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	217	(10)	(158)	1	(2)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	63	—	—	15	—
Sales (3)	(64)	—	—	(39)	—
Issuances (3)	—	—	(140)	—	—
Settlements (3)	—	—	5	—	12
Transfers into Level 3 (4)	38	—	—	—	—
Transfers out of Level 3 (4)	(30)	—	—	—	—
Balance, end of period	$1,683	$(9)	$49	$769	$(791)
Three Months Ended June 30, 2025
Balance, beginning of period	$1,348	$—	$262	$857	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	86	—	(35)	(19)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	10	—	—	95	—
Sales (3)	(26)	—	—	(41)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	158	—	—
Transfers into Level 3 (4)	21	—	—	1	—
Transfers out of Level 3 (4)	—	—	—	(5)	—
Balance, end of period	$1,439	$—	$385	$888	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$188	$(10)	$(158)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$89	$—	$(34)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Short-term Investments
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$16,574	$2,052	$15	$34
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	1	—	—
Total realized/unrealized gains (losses) included in AOCI	(196)	(20)	—	(3)
Purchases (3)	2,499	690	—	22
Sales (3)	(1,183)	(147)	—	(4)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	69	106	—	—
Transfers out of Level 3 (4)	(186)	(593)	—	(6)
Balance, end of period	$17,577	$2,089	$15	$43
Six Months Ended June 30, 2025
Balance, beginning of period	$15,091	$5,590	$12	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(42)	7	—	—
Total realized/unrealized gains (losses) included in AOCI	758	(92)	4	—
Purchases (3)	922	618	1	3
Sales (3)	(707)	(232)	(1)	(1)
Issuances (3)	—	—	—	—
Settlements (3)	—	—	—	—
Transfers into Level 3 (4)	54	136	—	—
Transfers out of Level 3 (4)	(313)	(3,768)	(1)	—
Balance, end of period	$15,763	$2,259	$15	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$3	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(25)	$9	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$(201)	$(13)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$735	$15	$4	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$1,459	$(1)	$219	$866	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	95	(8)	55	(9)	(2)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	84	—	—	34	(801)
Sales (3)	(8)	—	—	(93)	—
Issuances (3)	—	—	(232)	—	—
Settlements (3)	—	—	7	—	12
Transfers into Level 3 (4)	59	—	—	1	—
Transfers out of Level 3 (4)	(6)	—	—	(30)	—
Balance, end of period	$1,683	$(9)	$49	$769	$(791)
Six Months Ended June 30, 2025
Balance, beginning of period	$1,371	$3	$457	$859	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	52	(3)	(228)	(15)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	22	—	—	101	—
Sales (3)	(27)	—	—	(48)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	156	—	—
Transfers into Level 3 (4)	21	—	—	1	—
Transfers out of Level 3 (4)	—	—	—	(10)	—
Balance, end of period	$1,439	$—	$385	$888	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$77	$(8)	$55	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$60	$(3)	$(227)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$—	$—	$—	$—	$—
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
The unpaid principal balance on the invested assets held by CFEs exceeded the estimated fair value by $41 million at June 30, 2026.
The estimated fair value on the notes issued by CFEs exceeded the unpaid principal balance by $15 million at June 30, 2026.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	June 30, 2026	December 31, 2025
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$932	$730
Real estate and REJVs (2)	$117	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(120)	$(189)	$(223)	$(314)
Real estate and REJVs (2)	$(50)	$—	$(166)	$—
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$54,833	$—	$—	$53,049	$53,049
Policy loans	$5,347	$—	$—	$5,596	$5,596
Other invested assets	$2,034	$—	$1,745	$263	$2,008
Premiums, reinsurance and other receivables	$13,678	$—	$317	$13,573	$13,890
Liabilities
PABs	$90,662	$—	$—	$89,227	$89,227
Long-term debt	$994	$—	$1,081	$—	$1,081
Other liabilities	$12,442	$—	$986	$11,329	$12,315
Separate account liabilities	$21,783	$—	$21,783	$—	$21,783

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,870	$—	$—	$54,507	$54,507
Policy loans	$5,596	$—	$—	$5,879	$5,879
Other invested assets	$1,808	$—	$1,792	$—	$1,792
Premiums, reinsurance and other receivables	$13,925	$—	$354	$13,304	$13,658
Liabilities
PABs	$88,074	$—	$—	$87,444	$87,444
Long-term debt	$1,043	$—	$1,146	$—	$1,146
Other liabilities	$12,004	$—	$335	$11,083	$11,418
Separate account liabilities	$21,835	$—	$21,835	$—	$21,835

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(7,035)	$184	$1,531	$(14)	$(83)	$(147)	$(5,564)
OCI before reclassifications	661	(198)	(918)	(30)	(7)	—	(492)
Deferred income tax benefit (expense)	(89)	42	115	7	2	—	77
AOCI before reclassifications, net of income tax	(6,463)	28	728	(37)	(88)	(147)	(5,979)
Amounts reclassified from AOCI	121	58	—	—	—	2	181
Deferred income tax benefit (expense)	(26)	(12)	—	—	—	—	(38)
Amounts reclassified from AOCI, net of income tax	95	46	—	—	—	2	143
Balance, end of period	$(6,368)	$74	$728	$(37)	$(88)	$(145)	$(5,836)

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(7,014)	$813	$549	$(4)	$(154)	$(132)	$(5,942)
OCI before reclassifications	1,468	(137)	(438)	(30)	25	—	888
Deferred income tax benefit (expense)	(258)	29	23	6	(5)	—	(205)
AOCI before reclassifications, net of income tax	(5,804)	705	134	(28)	(134)	(132)	(5,259)
Amounts reclassified from AOCI	66	(1,086)	—	—	—	2	(1,018)
Deferred income tax benefit (expense)	(14)	228	—	—	—	(1)	213
Amounts reclassified from AOCI, net of income tax	52	(858)	—	—	—	1	(805)
Balance, end of period	$(5,752)	$(153)	$134	$(28)	$(134)	$(131)	$(6,064)

	Six Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(5,226)	$(116)	$383	$(51)	$(76)	$(150)	$(5,236)
OCI before reclassifications	(1,734)	(25)	500	17	(16)	1	(1,257)
Deferred income tax benefit (expense)	405	5	(155)	(3)	4	—	256
AOCI before reclassifications, net of income tax	(6,555)	(136)	728	(37)	(88)	(149)	(6,237)
Amounts reclassified from AOCI	237	266	—	—	—	5	508
Deferred income tax benefit (expense)	(50)	(56)	—	—	—	(1)	(107)
Amounts reclassified from AOCI, net of income tax	187	210	—	—	—	4	401
Balance, end of period	$(6,368)	$74	$728	$(37)	$(88)	$(145)	$(5,836)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(122)	$(65)	$(244)	$(227)	Net investment gains (losses)
Unrealized investment gains (losses)	—	(1)	—	(1)	Net investment income
Unrealized investment gains (losses)	1	—	7	(6)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(121)	(66)	(237)	(234)
Income tax (expense) benefit	26	14	50	49
Unrealized investment gains (losses), net of income tax	(95)	(52)	(187)	(185)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	1	6	2	26	Net investment income
Interest rate derivatives	(11)	9	(10)	9	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	2	2	Net investment income
Foreign currency exchange rate derivatives	(49)	1,070	(260)	1,418	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(58)	1,086	(266)	1,455
Income tax (expense) benefit	12	(228)	56	(306)
Gains (losses) on cash flow hedges, net of income tax	(46)	858	(210)	1,149
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(3)	(6)	(5)
Amortization of prior service (costs) credit	1	1	1	1
Amortization of defined benefit plan items, before income tax	(2)	(2)	(5)	(4)
Income tax (expense) benefit	—	1	1	1
Amortization of defined benefit plan items, net of income tax	(2)	(1)	(4)	(3)
Total reclassifications, net of income tax	$(143)	$805	$(401)	$961
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Prepaid legal plans	$116	$105	$236	$220
Administrative services-only contracts	81	72	161	145
Recordkeeping and administrative services (1)	33	34	67	69
Other revenue related to service contracts from customers	10	10	16	26
Total revenues related to service contracts from customers	240	221	480	460
Other (2)	207	200	402	396
Total other revenues	$447	$421	$882	$856
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 15.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Amortization of DAC and VOBA	$63	$66	$126	$134
Interest expense on debt	30	28	48	56
General and administrative expenses (1)	676	623	1,369	1,278
Commissions and other variable expenses	638	496	1,381	930
Capitalization of DAC	(52)	(26)	(105)	(48)
Premium taxes, other taxes, and licenses & fees	98	90	203	179
Pension, postretirement and postemployment benefit costs	56	63	113	124
Total other expenses (2)	$1,509	$1,340	$3,135	$2,653
__________________
(1)Includes ($45) million and ($61) million for the three months and six months ended June 30, 2026, respectively, and ($42) million and ($68) million for the three months and six months ended June 30, 2025, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
(2)See Note 15 for a discussion of affiliated expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Income Tax
For the three months and six months ended June 30, 2026, the effective tax rate on income (loss) before provision for income tax was 16% and 18%, respectively. The Company’s effective tax rate for both the three months and six months ended June 30, 2026 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2026. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.

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
As reported in the 2025 Annual Report, Metropolitan Life Insurance Company received approximately 2,782 asbestos-related claims in 2025. For the six months ended June 30, 2026 and 2025, Metropolitan Life Insurance Company received approximately 1,352 and 1,337 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update to its recorded liability at December 31, 2025. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2026.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.1 billion and $2.0 billion at June 30, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $5.1 billion and $4.5 billion at June 30, 2026 and December 31, 2025, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $546 million, with a cumulative maximum of $646 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.

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
The Company’s recorded liabilities were $2 million at both June 30, 2026 and December 31, 2025 for indemnities and guarantees.
15. Related Party Transactions
The Company has entered into various service agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $798 million and $1.6 billion for the three months and six months ended June 30, 2026, respectively, and $742 million and $1.5 billion for the three months and six months ended June 30, 2025, respectively. Total revenues received from affiliates related to these agreements were $21 million and $40 million for the three months and six months ended June 30, 2026, respectively, and $17 million and $37 million for the three months and six months ended June 30, 2025, respectively. The Company had net payables to affiliates, related to the items discussed above, of $42 million and $72 million at June 30, 2026 and December 31, 2025, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Premiums
Reinsurance assumed	$2	$(1)	$4	$3
Reinsurance ceded	(112)	(108)	(223)	(218)
Net premiums	$(110)	$(109)	$(219)	$(215)
Universal life and investment-type product policy fees
Reinsurance assumed	$12	$6	$25	$15
Reinsurance ceded	—	—	1	(1)
Net universal life and investment-type product policy fees	$12	$6	$26	$14
Other revenues
Reinsurance assumed	$26	$30	$52	$55
Reinsurance ceded	112	114	224	226
Net other revenues	$138	$144	$276	$281
Policyholder benefits and claims
Reinsurance assumed	$5	$8	$13	$18
Reinsurance ceded	(89)	(86)	(180)	(175)
Net policyholder benefits and claims	$(84)	$(78)	$(167)	$(157)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$2	$(2)	$2	$(3)
Reinsurance ceded	—	1	(3)	—
Net policyholder liability remeasurement (gains) losses	$2	$(1)	$(1)	$(3)
Interest credited to PABs
Reinsurance assumed	$81	$84	$163	$170
Reinsurance ceded	(3)	(3)	(5)	(5)
Net interest credited to PABs	$78	$81	$158	$165
Other expenses
Reinsurance assumed	$25	$12	$170	$23
Reinsurance ceded	57	51	108	30
Net other expenses	$82	$63	$278	$53

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2026		December 31, 2025
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables (1)	$140	$10,908	$146	$11,017
DAC and VOBA	113	(145)	122	(149)
Total assets	$253	$10,763	$268	$10,868
Liabilities
FPBs	$1,856	$—	$1,941	$—
PABs	8,145	—	8,441	—
Other policy-related balances	65	(59)	69	(55)
Other liabilities	798	9,291	934	9,582
Total liabilities	$10,864	$9,232	$11,385	$9,527
__________________
(1)Includes affiliated ceded PABs and FPBs.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this reinsurance agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this agreement are included within other liabilities and were ($37) million at both June 30, 2026 and December 31, 2025. Net derivative gains (losses) associated with these embedded derivatives were ($2) million and $0 for the three months and six months ended June 30, 2026, respectively, and $0 and ($4) million for the three months and six months ended June 30, 2025, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($319) million and ($244) million at June 30, 2026 and December 31, 2025, respectively. Net derivative gains (losses) associated with the embedded derivative were $5 million and $75 million for the three months and six months ended June 30, 2026, respectively, and ($4) million and ($102) million for the three months and six months ended June 30, 2025, respectively.

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
Current Market Conditions
In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. While rates have remained steady in 2026, labor market conditions, inflation, and financial and international developments, as well as other factors, could result in policy adjustments later this year. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the U.S. federal government.
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
Shortly thereafter, litigation commenced challenging these changes and two federal district courts have since issued orders vacating the 2024 definition of an investment advice fiduciary and vacating the associated 2024 PTE amendments. Both of these orders were unopposed by the DOL. In light of the litigation, the DOL released a final rule vacating (i) the preamble to PTE 2020-02 (while leaving the original PTE intact) and (ii) its 2024 changes to the definition of an investment advice fiduciary as well as its associated 2024 changes to various PTEs. As a result, the DOL has officially reinstated the original 1975 five-part regulatory test defining an investment advice fiduciary.

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
Net Income (Loss) Attributable to MLIC
Net income attributable to MLIC increased by $814 million to $1.3 billion for the six months ended June 30, 2026, compared to $534 million for the six months ended June 30, 2025.
Consolidated Results

	Six Months Ended June 30,
	2026	2025
	(In millions)
Revenues
Premiums	$13,164	$13,333
Universal life and investment-type product policy fees	797	782
Net investment income	6,114	5,682
Other revenues	882	856
Net investment gains (losses)	(632)	(607)
Net derivative gains (losses)	93	(630)
Total revenues	20,418	19,416
Expenses
Policyholder benefits and claims and policyholder dividends	13,817	14,230
Policyholder liability remeasurement (gains) losses	26	6
Market risk benefit remeasurement (gains) losses	(74)	48
Interest credited to policyholder account balances	1,884	1,872
Amortization of deferred policy acquisition costs and value of business acquired	126	134
Interest expense on debt	48	56
Other expenses, net of capitalization of deferred policy acquisition costs	2,961	2,463
Total expenses	18,788	18,809
Income (loss) before provision for income tax	1,630	607
Provision for income tax expense (benefit)	289	78
Net income (loss)	1,341	529
Less: Net income (loss) attributable to noncontrolling interests	(7)	(5)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,348	$534

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Revenues
Total revenues increased $1.0 billion, or 5%, to $20.4 billion for the six months ended June 30, 2026 from $19.4 billion in the prior period, primarily due to the following:
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
•An increase in net investment income was driven by higher (i) income on fixed maturity securities, (ii) income on fair value option securities, (iii) returns on real estate and real estate joint ventures, and (iv) income on other limited partnership interests, partially offset by lower income on mortgage loans. See “— Investments — Overview” in the 2025 Annual Report for information regarding management of our investment portfolio.
Expenses
Total expenses decreased $21 million, or less than 1%, to $18.8 billion for the six months ended June 30, 2026 from $18.8 billion in the prior period, primarily due to the following:
•A decrease in policyholder benefits and claims and policyholder dividends was driven by (i) lower claims incidence and severity in the group life business in the current period, (ii) lower claims experience in the traditional life business, and (iii) lower sales in the pension risk transfer and institutional income annuities businesses, partially offset by (i) unfavorable prior period development in the accident & health business, (ii) unfavorable experience in the disability business, and (iii) growth in the United Kingdom longevity reinsurance and benefit funding solutions businesses.
•Market risk benefit remeasurement gains increased in the current period compared to losses in the prior period, primarily driven by increases in U.S. long-term interest rates in the current period compared to decreases in the prior period and certain key equity indexes increasing more significantly in the current period than in the prior period, partially offset by ceded reinsurance. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s market risk benefits.
Substantially offset by:
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Securities trading plans
During the three months ended June 30, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Farmer Mac	Federal Agricultural Mortgage Corporation
ABO	Accumulated Benefit Obligations	FASB	Financial Accounting Standards Board
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FHLBNY	Federal Home Loan Bank of New York
ACL	Allowance For Credit Loss	FINRA	Financial Industry Regulatory Authority
AFS	Available-For-Sale	FIO	Federal Insurance Office
AI	Artificial Intelligence	Fitch	Fitch Ratings Inc.
ALM	Asset/Liability Management	FPBs	Future Policy Benefits
Alt-A	Alternative Residential Mortgage Loans	FSOC	Financial Stability Oversight Council
AOCI	Accumulated Other Comprehensive Income (Loss)	FVO	Fair Value Option
ASO	Administrative Services-Only	GAAP	Accounting principles generally accepted in the United States of America
ASU	Accounting Standards Update	GCC	Group Capital Calculation
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GICs	Guaranteed Interest Contracts
CCPA	California Consumer Privacy Act	GMABs	Guaranteed Minimum Accumulation Benefits
CEO	Chief Executive Officer	GMCR	Guaranteed Minimum Crediting Rates
CFEs	Collateralized Financing Entities	GMDBs	Guaranteed Minimum Death Benefits
CFO	Chief Financial Officer	GMIBs	Guaranteed Minimum Income Benefits
CFPB	Consumer Financial Protection Bureau	GMWBs	Guaranteed Minimum Withdrawal Benefits
CFTC	Commodity Futures Trading Commission	GMXBs	Guaranteed Minimum Benefits
CISO	Chief Information Security Officer	IBNP	Incurred But Not Paid
CLOs	Collateralized Loan Obligations	IBNR	Incurred But Not Reported
CMBS	Commercial Mortgage-Backed Securities	IMR	Interest Maintenance Reserve
CODM	Chief Operating Decision Maker	IRS	Internal Revenue Service
COLI	Company-Owned Life Insurance Policies	LDTI	Long-Duration Targeted Improvements
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	LDTI Transition Date	January 1, 2021
Credit Facility	Unsecured revolving credit facility	LTV	Loan-To-Value
CRO	Chief Risk Officer	MetLife Funding	MetLife Funding, Inc.
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	MLIC	Metropolitan Life Insurance Company
DAC	Deferred Policy Acquisition Costs	Moody’s	Moody’s Investors Service, Inc.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	MoRe	Missouri Reinsurance, Inc.
DOL	U.S. Department of Labor	MRB	Market Risk Benefit
DPL	Deferred Profit Liability	MRC	MetLife Reinsurance Company of Charleston
DSCR	Debt Service Coverage Ratios	MTL	Metropolitan Tower Life Insurance Company
ERC	Enterprise Risk Committee	NAIC	National Association of Insurance Commissioners
ERISA	Employee Retirement Income Security Act of 1974	NAV	Net Asset Value
ERM	Enterprise Risk Management	NGEs	Non-Guaranteed Elements
Exchange Act	Securities Exchange Act of 1934, as amended	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution

NPR	Net Premium Ratio	S&P	Standard & Poor’s Global Ratings
NQM	Nonqualified Residential Mortgage	SCL	Special Considerations Letter
NRSRO	Nationally Recognized Statistical Rating Organizations	SEC	U.S. Securities and Exchange Commission
NYDFS	New York State Department of Financial Services	SSG	Structured Securities Group
OCI	Other Comprehensive Income (Loss)	Statutory Codification	Codification of Statutory Accounting Principles
OLPI	Other Limited Partnership Interests	Structured Products	RMBS, ABS & CLO and CMBS
OTC	Over-the-Counter	Superintendent	New York Superintendent of Financial Services
OTC-bilateral	Bilateral contracts between two counterparties	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	TRRs	Total Rate of Return Swaps
PABs	Policyholder Account Balances	U.S.	United States
PBO	Projected Benefit Obligation	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PCAOB	Public Company Accounting Oversight Board	UREV	Unearned Revenue
PTE	Prohibited Transaction Exemption	VIEs	Variable Interest Entities
RBC	Risk-Based Capital	VM	Valuation Manual
REJVs	Real Estate Joint Ventures	VOBA	Value of Business Acquired
RIS	Retirement and Income Solutions	VOCRA	Value of Customer Relationships Acquired
RMBS	Residential Mortgage-Backed Securities	VODA	Value of Distribution Agreements
ROU	Right-of-Use

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

Date: August 11, 2026