Form 10-Q
period 2026-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2026-11-10
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 10, 2026, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2026 and December 31, 2025 and for the Three Months and Nine Months Ended September 30, 2026 and 2025)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Future Policy Benefits	10
	Note 4 — Policyholder Account Balances	15
	Note 5 — Market Risk Benefits	21
	Note 6 — Separate Accounts	24
	Note 7 — Deferred Policy Acquisition Costs and Value of Business Acquired	27
	Note 8 — Investments	28
	Note 9 — Derivatives	44
	Note 10 — Fair Value	55
	Note 11 — Equity	70
	Note 12 — Other Revenues and Other Expenses	73
	Note 13 — Income Tax	74
	Note 14 — Contingencies, Commitments and Guarantees	74
	Note 15 — Related Party Transactions	77
	Note 16 — Subsequent Events	79
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	80
Item 4.	Controls and Procedures	86

Part II — Other Information
Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	86
Item 5.	Other Information	86
Item 6.	Exhibits	87

Glossary		88
Signatures		90

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2026 and December 31, 2025 (Unaudited)
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $130 and $194, respectively; and amortized cost: $172,684 and $167,384, respectively)	$155,592	$159,332
Mortgage loans (net of allowance for credit loss of $884 and $701, respectively; includes $132 and $180, respectively, relating to variable interest entities and $65 and $0, respectively, of mortgage loans held-for-sale)	55,140	55,870
Policy loans	5,308	5,596
Real estate and real estate joint ventures (includes $386 and $378, respectively, under the fair value option; $168 and $64, respectively, of real estate held-for-sale; $2,466 and $2,435, respectively, relating to variable interest entities)	8,492	8,798
Other limited partnership interests	6,449	6,929
Short-term investments, at estimated fair value	2,551	2,221
Other invested assets (includes $293 and $435, respectively, of leveraged and direct financing leases; $1,928 and $866, respectively, under the fair value option, of which $821 and $0, respectively, relate to variable interest entities; $38 and $45, respectively, relating to variable interest entities not under the fair value option)	16,528	15,086
Total investments	250,060	253,832
Cash and cash equivalents, principally at estimated fair value (includes $119 and $0, respectively, relating to variable interest entities)	7,993	8,392
Accrued investment income	2,170	2,031
Premiums, reinsurance and other receivables	35,515	35,488
Market risk benefits, at estimated fair value	314	257
Deferred policy acquisition costs and value of business acquired	2,843	2,865
Current income tax recoverable	528	482
Deferred income tax asset	3,081	2,490
Other assets	4,030	4,168
Separate account assets	69,382	73,511
Total assets	$375,916	$383,516
Liabilities and Equity
Liabilities
Future policy benefits	$128,482	$136,432
Policyholder account balances	107,406	104,091
Market risk benefits, at estimated fair value	1,721	2,201
Other policy-related balances	9,057	8,642
Policyholder dividends payable	202	197
Payables for collateral under securities loaned and other transactions	13,045	11,698
Long-term debt	998	1,045
Notes issued by collateralized financing entities (includes all amounts: under the fair value option; and relating to variable interest entities)	803	—
Other liabilities (includes $75 and $0, respectively, relating to variable interest entities)	31,657	31,164
Separate account liabilities	69,382	73,511
Total liabilities	362,753	368,981
Contingencies, Commitments and Guarantees (Note 14)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,475	12,475
Retained earnings	7,905	6,677
Accumulated other comprehensive income (loss)	(7,941)	(5,236)
Total Metropolitan Life Insurance Company stockholder’s equity	12,444	13,921
Noncontrolling interests	719	614
Total equity	13,163	14,535
Total liabilities and equity	$375,916	$383,516
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Premiums	$6,680	$6,231	$19,844	$19,564
Universal life and investment-type product policy fees	380	369	1,177	1,151
Net investment income	3,314	2,931	9,428	8,613
Other revenues	429	427	1,311	1,283
Net investment gains (losses)	(316)	(216)	(948)	(823)
Net derivative gains (losses)	606	(403)	699	(1,033)
Total revenues	11,093	9,339	31,511	28,755
Expenses
Policyholder benefits and claims	6,827	6,504	20,457	20,510
Policyholder liability remeasurement (gains) losses	74	2	100	8
Market risk benefit remeasurement (gains) losses	(295)	(175)	(369)	(127)
Interest credited to policyholder account balances	992	954	2,876	2,826
Policyholder dividends	98	96	285	320
Other expenses	1,542	1,360	4,677	4,013
Total expenses	9,238	8,741	28,026	27,550
Income (loss) before provision for income tax	1,855	598	3,485	1,205
Provision for income tax expense (benefit)	355	81	644	159
Net income (loss)	1,500	517	2,841	1,046
Less: Net income (loss) attributable to noncontrolling interests	—	(4)	(7)	(9)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,500	$521	$2,848	$1,055
Comprehensive income (loss)	$(605)	$1,568	$136	$3,101
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	(4)	(7)	(9)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(605)	$1,572	$143	$3,110
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$5	$12,475	$6,677	$(5,236)	$13,921	$614	$14,535
Dividends to MetLife, Inc.			(1,363)		(1,363)		(1,363)
Change in equity of noncontrolling interests					—	113	113
Net income (loss)			1,348		1,348	(7)	1,341
Other comprehensive income (loss), net of income tax				(600)	(600)		(600)
Balance at June 30, 2026	$5	$12,475	$6,662	$(5,836)	$13,306	$720	$14,026
Dividends to MetLife, Inc.			(257)		(257)		(257)
Change in equity of noncontrolling interests					—	(1)	(1)
Net income (loss)			1,500		1,500	—	1,500
Other comprehensive income (loss), net of income tax				(2,105)	(2,105)		(2,105)
Balance at September 30, 2026	$5	$12,475	$7,905	$(7,941)	$12,444	$719	$13,163

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$5	$12,475	$7,444	$(5,994)	$13,930	$504	$14,434
Cumulative effects of change in accounting principles for equity method investee at January 1, 2025				(1,074)	(1,074)		(1,074)
Dividends to MetLife, Inc.			(1,966)		(1,966)		(1,966)
Change in equity of noncontrolling interests					—	(59)	(59)
Net income (loss)			534		534	(5)	529
Other comprehensive income (loss), net of income tax				1,004	1,004		1,004
Balance at June 30, 2025	$5	$12,475	$6,012	$(6,064)	$12,428	$440	$12,868
Dividends to MetLife, Inc.			(219)		(219)		(219)
Change in equity of noncontrolling interests					—	(2)	(2)
Net income (loss)			521		521	(4)	517
Other comprehensive income (loss), net of income tax				1,051	1,051		1,051
Balance at September 30, 2025	$5	$12,475	$6,314	$(5,013)	$13,781	$434	$14,215
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$2,917	$3,356
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	33,905	22,294
Equity securities	92	46
Fair value option securities	220	—
Mortgage loans	8,408	7,051
Real estate and real estate joint ventures	702	136
Other limited partnership interests	506	463
Short-term investments	5,299	5,093
Purchases and originations of:
Fixed maturity securities available-for-sale	(39,021)	(25,393)
Equity securities	(104)	(40)
Fair value option securities	(211)	—
Mortgage loans	(7,851)	(3,860)
Real estate and real estate joint ventures	(636)	(372)
Other limited partnership interests	(457)	(298)
Short-term investments	(5,547)	(4,813)
Cash received in connection with freestanding derivatives	1,009	835
Cash paid in connection with freestanding derivatives	(1,753)	(1,142)
Net change in policy loans	288	(14)
Net change in other invested assets	53	462
Other, net	162	75
Net cash provided by (used in) investing activities	(4,936)	523
Cash flows from financing activities
Policyholder account balances - deposits	64,460	60,807
Policyholder account balances - withdrawals	(62,575)	(63,181)
Net change in payables for collateral under securities loaned and other transactions	1,347	343
Long-term debt repaid	(51)	(260)
Derivatives with certain financing elements and other derivative-related transactions, net	8	31
Proceeds from notes issued by collateralized financing entities	434	—
Repayments of notes issued by collateralized financing entities	(369)	—
Dividends paid to MetLife, Inc.	(1,620)	(2,185)
Other, net	(12)	(71)
Net cash provided by (used in) financing activities	1,622	(4,516)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(2)	6
Change in cash and cash equivalents	(399)	(631)
Cash and cash equivalents, beginning of period	8,392	7,271
Cash and cash equivalents, end of period	$7,993	$6,640
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$62	$66
Income tax	$505	$557
Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$77	$128
Other invested assets received in connection with the sale of other limited partnership interests	$269	$17
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2026 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans	The key amendments include expanding the population of acquired financial assets that are accounted for using the gross-up approach by creating a new category of assets called purchased seasoned loans (“PSLs”), which will be accounted for using the gross-up approach. The day-1 expected credit losses on PSLs will be reflected as an adjustment to the amortized cost basis rather than an expense.	Effective for annual and interim periods beginning January 1, 2027, to be applied prospectively (with early adoption permitted).	The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
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
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date

The key amendments require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses is also required.
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
The Company’s future policy benefits (“FPBs”) on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$51,443	$57,127
Long-term care	13,764	15,224
Deferred Profit Liabilities:
Annuities	3,005	3,075
Additional Insurance Liabilities:
Universal and variable universal life	2,238	2,127
Participating life	40,769	41,624
Other long-duration (1)	6,125	6,313
Short-duration and other	11,138	10,942
Total	$128,482	$136,432
__________________
(1)This balance represents liabilities for various smaller product lines.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Annuities
The Company’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain pension risk transfers on a modified coinsurance basis. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	17	(21)
Adjusted balance	17	(21)
Issuances	661	1,278
Net premiums collected	(678)	(1,257)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$57,446	$47,910

Balance, beginning of period, at original discount rate	$57,896	$49,191
Effect of changes in cash flow assumptions (1)	68	(67)
Effect of actual variances from expected experience (2)	(12)	(58)
Adjusted balance	57,952	49,066
Issuances	666	1,286
Interest accrual	2,127	1,840
Benefit payments	(4,151)	(3,514)
Ending balance at original discount rate	56,594	48,678
Effect of changes in discount rate assumptions	(4,608)	(69)
Balance, end of period, at current discount rate at balance sheet date	51,986	48,609

Cumulative amount of fair value hedging adjustments	(543)	(277)
Net liability for FPBs	51,443	48,332
Less: Reinsurance recoverables	3,883	—
Net liability for FPBs, net of reinsurance	$47,560	$48,332

Undiscounted - Expected future benefit payments	$103,962	$92,094
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$51,986	$48,609
Weighted-average duration of the liability	8 years	9 years
Weighted-average interest accretion (original locked-in) rate	5.1%	5.1%
Weighted-average current discount rate at balance sheet date	6.5%	5.3%
__________________
(1)For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was substantially offset by the corresponding impact in DPL associated with the Company’s annuity products of $63 million.
(2)For the nine months ended September 30, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the Company’s annuity products of $31 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

Long-term Care
The Company’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,548	$5,475

Balance, beginning of period, at original discount rate	$5,515	$5,568
Effect of changes in cash flow assumptions	108	68
Effect of actual variances from expected experience	107	99
Adjusted balance	5,730	5,735
Interest accrual	212	212
Net premiums collected	(425)	(421)
Ending balance at original discount rate	5,517	5,526
Effect of changes in discount rate assumptions	(353)	57
Balance, end of period, at current discount rate at balance sheet date	$5,164	$5,583

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,772	$20,012

Balance, beginning of period, at original discount rate	$21,490	$21,024
Effect of changes in cash flow assumptions	115	66
Effect of actual variances from expected experience	165	149
Adjusted balance	21,770	21,239
Interest accrual	852	833
Benefit payments	(753)	(690)
Ending balance at original discount rate	21,869	21,382
Effect of changes in discount rate assumptions	(2,941)	(490)
Balance, end of period, at current discount rate at balance sheet date	18,928	20,892

Net liability for FPBs	$13,764	$15,309

Undiscounted:
Expected future gross premiums	$10,249	$10,462
Expected future benefit payments	$45,218	$44,833
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,469	$7,059
Expected future benefit payments	$18,928	$20,892
Weighted-average duration of the liability	12 years	13 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	6.8%	5.6%
For the nine months ended September 30, 2026, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior related to lapses and cost of care, as well as morbidity assumptions related to future incidence. This was substantially offset by updates in operational assumptions related to future premium rate increases and morbidity assumptions related to incurred but not reported development. For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to future premium rate increases, substantially offset by unfavorable morbidity and policyholder behavior related to lapses.
For the nine months ended September 30, 2026 and 2025, the net effect of actual variances from expected experience was primarily driven by unfavorable mortality and morbidity, partially offset by future premium rate increases.

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
Universal and Variable Universal Life
The Company’s universal and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2026	2025
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,127	$1,969
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	(13)	(17)
Balance, beginning of period, before AOCI adjustment	2,140	1,986
Effect of changes in cash flow assumptions	19	(19)
Effect of actual variances from expected experience	38	24
Adjusted balance	2,197	1,991
Assessments accrual	69	68
Interest accrual	83	77
Excess benefits paid	(93)	(64)
Balance, end of period, before AOCI adjustment	2,256	2,072
Add: AOCI adjustment	(18)	(13)
Balance, end of period	2,238	2,059
Less: Reinsurance recoverables	2,238	2,059
Balance, end of period, net of reinsurance	$—	$—

Weighted-average duration of the liability	15 years	16 years
Weighted-average interest accretion rate	5.2%	5.2%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding participating life contracts, were as follows:

	Nine Months Ended September 30,
	2026		2025
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
Annuities	$732	$2,127	$1,305	$1,840
Long-term care	537	640	539	621
Deferred Profit Liabilities:
Annuities	N/A	113	N/A	114
Additional Insurance Liabilities:
Universal and variable universal life	245	83	262	77
Other long-duration	1,417	228	687	228
Total	$2,931	$3,191	$2,793	$2,880
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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Balance, beginning of period	$11,956	$11,698
Less: Reinsurance recoverables	1,946	2,004
Net balance, beginning of period	10,010	9,694
Incurred related to:
Current period	15,797	16,010
Prior periods (1)	(253)	(256)
Total incurred	15,544	15,754
Paid related to:
Current period	(10,503)	(10,533)
Prior periods	(4,609)	(4,543)
Total paid	(15,112)	(15,076)
Net balance, end of period	10,442	10,372
Add: Reinsurance recoverables	2,102	2,051
Balance, end of period (included in FPBs and other policy-related balances)	$12,544	$12,423
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

(1)For the nine months ended September 30, 2026 and 2025, incurred claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the respective current period.
4. Policyholder Account Balances
The Company establishes liabilities for policyholder account balances (“PABs”), which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Life	$10,333	$10,197
Capital markets investment products and stable value guaranteed interest contracts (“GICs”)	62,141	59,278
Annuities and risk solutions	17,051	15,671
Fixed and variable annuities	5,304	5,788
Other	12,577	13,157
Total	$107,406	$104,091
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Life
The life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,197	$7,469
Transfer (1)	—	3,084
Deposits	3,708	2,791
Policy charges	(499)	(504)
Surrenders and withdrawals	(3,260)	(2,758)
Benefit payments	(8)	(7)
Net transfers from (to) separate accounts	3	2
Interest credited	192	196
Balance, end of period	$10,333	$10,273

Weighted-average annual crediting rate	2.5%	2.5%

At period end:
Cash surrender value	$10,257	$10,205
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$268,851	$266,256
__________________
(1)Reported balances for the nine months ended September 30, 2025 have been updated to include a product previously not included in the disaggregated rollforward. See Note 1.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$520	$—	$613	$4,554	$5,687
Equal to or greater than 2% but less than 4%	3,708	91	76	—	3,875
Equal to or greater than 4%	653	24	—	64	741
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	30
Total	$4,881	$115	$689	$4,618	$10,333

September 30, 2025
Equal to or greater than 0% but less than 2%	$489	$—	$678	$4,143	$5,310
Equal to or greater than 2% but less than 4%	4,008	98	60	—	4,166
Equal to or greater than 4%	683	25	3	52	763
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	34
Total	$5,180	$123	$741	$4,195	$10,273
Capital Markets Investment Products and Stable Value GICs
The capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$59,278	$57,799
Deposits	58,031	56,275
Surrenders and withdrawals	(56,381)	(57,731)
Interest credited	1,635	1,613
Effect of foreign currency translation and other, net	(422)	1,560
Balance, end of period	$62,141	$59,516

Weighted-average annual crediting rate	3.7%	3.7%
Cash surrender value at period end	$1,477	$927

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,554	$2,554
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	59,587
Total	$—	$—	$—	$2,554	$62,141

September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,728	$2,728
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	56,788
Total	$—	$—	$—	$2,728	$59,516
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

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$15,671	$11,673
Transfer (1)	—	3,109
Deposits	1,874	1,140
Policy charges	(141)	(138)
Surrenders and withdrawals	(784)	(490)
Benefit payments	(509)	(489)
Net transfers from (to) separate accounts	6	42
Interest credited	501	463
Other	433	18
Balance, end of period	$17,051	$15,328

Weighted-average annual crediting rate	4.1%	4.2%

At period end:
Cash surrender value	$12,036	$10,660
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$34,013	$34,310
At annuitization or exercise of other living benefits	$16	$13
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1.
The annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,898	$2,906
Equal to or greater than 2% but less than 4%	462	2,033	454	53	3,002
Equal to or greater than 4%	3,430	—	163	6	3,599
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	7,544
Total	$3,892	$2,033	$625	$2,957	$17,051

September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,523	$2,531
Equal to or greater than 2% but less than 4%	377	2,368	487	52	3,284
Equal to or greater than 4%	3,629	11	292	7	3,939
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	5,574
Total	$4,006	$2,379	$787	$2,582	$15,328

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Fixed and Variable Annuities
The fixed and variable annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$5,788	$9,513
Transfer (1)	—	(3,109)
Deposits	68	73
Policy charges	(6)	(7)
Surrenders and withdrawals	(558)	(641)
Benefit payments	(201)	(234)
Net transfers from (to) separate accounts	84	199
Interest credited	127	141
Other	2	3
Balance, end of period	$5,304	$5,938

Weighted-average annual crediting rate	3.1%	3.1%

At period end:
Cash surrender value	$4,806	$5,390
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$2,332	$2,264
At annuitization or exercise of other living benefits	$708	$640
__________________
(1)A product previously reported within Fixed and Variable Annuities has been moved to Annuities and Risk Solutions. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The fixed and variable annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$32	$16	$457	$160	$665
Equal to or greater than 2% but less than 4%	2,424	1,387	224	34	4,069
Equal to or greater than 4%	107	166	—	—	273
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	297
Total	$2,563	$1,569	$681	$194	$5,304

September 30, 2025
Equal to or greater than 0% but less than 2%	$40	$10	$473	$161	$684
Equal to or greater than 2% but less than 4%	2,540	1,707	303	78	4,628
Equal to or greater than 4%	167	130	1	—	298
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	328
Total	$2,747	$1,847	$777	$239	$5,938
5. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026			December 31, 2025
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Annuities	$267	$1,618	$1,351	$216	$2,043	$1,827
Other	47	103	56	41	158	117
Total	$314	$1,721	$1,407	$257	$2,201	$1,944
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

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$1,827	$2,069

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,742	$2,026
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	(191)
Attributed fees collected	178	195
Benefit payments	(73)	(68)
Effect of changes in interest rates	(524)	(7)
Effect of changes in capital markets	(256)	(368)
Effect of changes in equity index volatility	45	7
Actual policyholder behavior different from expected behavior	150	149
Effect of changes in future expected policyholder behavior and other assumptions	(6)	(13)
Effect of foreign currency translation and other, net	57	169
Effect of changes in risk margin	(64)	(3)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,249	1,896
Cumulative effect of changes in the instrument-specific credit risk	102	70
Balance, end of period	1,351	1,966
Less: Reinsurance recoverable	63	—
Balance, end of period, net of reinsurance	$1,288	$1,966

At period end:
Net amount at risk, excluding offsets from hedging and reinsurance (2):
In the event of death	$2,332	$2,264
At annuitization or exercise of other living benefits	$708	$640
Weighted-average attained age of contractholders:
In the event of death	73 years	72 years
At annuitization or exercise of other living benefits	72 years	71 years
__________________
(1)    A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1.
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

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$117	$24

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$138	$29
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	191
Attributed fees collected	11	12
Effect of changes in interest rates	(70)	(31)
Effect of changes in capital markets	(15)	(28)
Effect of changes in equity index volatility	12	3
Actual policyholder behavior different from expected behavior	3	(5)
Effect of changes in future expected policyholder behavior and other assumptions	(4)	(2)
Effect of foreign currency translation and other, net	5	12
Effect of changes in risk margin	(5)	1
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	75	182
Cumulative effect of changes in the instrument-specific credit risk	(19)	(26)
Balance, end of period	$56	$156

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
__________________
(1)A product previously reported within Annuities has been moved to Other. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1.
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Stable value and risk solutions	$25,678	$27,605
Group annuities	17,115	18,099
Variable annuities	18,028	19,554
Other	8,561	8,253
Total	$69,382	$73,511
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
The balances of and changes in separate account liabilities were as follows:

	Stable Value and Risk Solutions	Group Annuities	Variable Annuities
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$27,605	$18,099	$19,554
Premiums and deposits	925	176	52
Policy charges	(160)	(80)	(326)
Surrenders and withdrawals	(2,205)	(1,363)	(1,832)
Benefit payments	(138)	(32)	(331)
Investment performance	112	228	999
Net transfers from (to) general account	9	(14)	(85)
Other	(470)	101	(3)
Balance, end of period	$25,678	$17,115	$18,028
Nine Months Ended September 30, 2025
Balance, beginning of period	$32,761	$11,001	$27,766
Transfer, January 1 (1)	—	6,926	(6,926)
Premiums and deposits	1,277	197	49
Policy charges	(157)	(80)	(351)
Surrenders and withdrawals	(6,037)	(1,212)	(1,892)
Benefit payments	(96)	(30)	(314)
Investment performance	1,843	1,592	2,055
Net transfers from (to) general account	26	(69)	(200)
Other (2)	(2,331)	25	(1)
Balance, end of period	$27,286	$18,350	$20,186

Cash surrender value at September 30, 2026 (3)	$23,576	$6,847	$17,907
Cash surrender value at September 30, 2025 (3)	$24,944	$7,098	$20,068
__________________
(1)    A product previously reported within Variable Annuities has been moved to Group Annuities. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$7,700	$8,645
Public utilities	917	1,010
Municipals	227	265
Corporate bonds	6,761	7,426
Total bonds	15,605	17,346
Mortgage-backed securities	7,074	7,640
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	1,960	1,976
Redeemable preferred stock	7	8
Total fixed maturity securities	24,646	26,970
Equity securities	2,801	2,775
Mutual funds:
Bond funds	2,795	3,050
Equity funds	20,572	20,637
Balanced funds	194	172
Other	14,133	15,068
Total mutual funds	37,694	38,927
Other invested assets	1,042	1,152
Total investments	66,183	69,824
Other assets	3,199	3,687
Total	$69,382	$73,511

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding total deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) was as follows:

	Nine Months Ended September 30,
	2026	2025 (1)
	(In millions)
DAC (2):
Balance, beginning of period	$2,855	$3,124
Capitalizations	169	79
Amortization	(189)	(198)
Balance, end of period	$2,835	$3,005

Total DAC and VOBA:
Balance at September 30, 2026		$2,843
Balance at September 30, 2025		$3,015
Balance at December 31, 2025		$2,865
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

	September 30, 2026					December 31, 2025
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$54,325	$(74)	$251	$5,203	$49,299	$52,552	$(125)	$1,050	$2,875	$50,602
RMBS	29,588	(1)	124	2,466	27,245	28,129	(1)	476	1,365	27,239
U.S. government and agency	25,986	—	21	4,880	21,127	29,811	—	188	3,298	26,701
Foreign corporate	29,067	(3)	216	3,174	26,106	27,934	(7)	742	2,198	26,471
ABS & CLO	18,638	—	67	476	18,229	14,610	(5)	137	191	14,551
Municipals	5,735	—	12	841	4,906	5,947	—	138	496	5,589
CMBS	5,366	(16)	8	304	5,054	5,286	(20)	57	210	5,113
Foreign government	3,979	(36)	58	375	3,626	3,115	(36)	151	164	3,066
Total fixed maturity securities AFS	$172,684	$(130)	$757	$17,719	$155,592	$167,384	$(194)	$2,939	$10,797	$159,332
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,793	$27,351	$28,659	$58,176	$53,575	$172,554
Estimated fair value	$4,751	$26,527	$27,032	$46,754	$50,528	$155,592
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

	September 30, 2026				December 31, 2025
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$21,491	$1,187	$17,526	$4,003	$4,208	$80	$20,765	$2,763
RMBS	17,077	741	6,931	1,724	1,728	17	9,165	1,348
U.S. government and agency	8,859	366	9,174	4,514	6,209	57	10,238	3,241
Foreign corporate	10,485	564	9,902	2,609	1,211	69	11,682	2,126
ABS & CLO	9,367	288	1,990	188	3,570	22	2,534	169
Municipals	2,592	181	1,783	660	588	14	1,961	482
CMBS	2,412	79	1,628	223	421	9	2,081	199
Foreign government	1,914	129	898	245	167	4	1,078	159
Total fixed maturity securities AFS	$74,197	$3,535	$49,832	$14,166	$18,102	$272	$59,504	$10,487
Investment grade	$70,924	$3,390	$48,868	$14,042	$17,172	$232	$58,276	$10,396
Below investment grade	3,273	145	964	124	930	40	1,228	91
Total fixed maturity securities AFS	$74,197	$3,535	$49,832	$14,166	$18,102	$272	$59,504	$10,487
Total number of securities in an unrealized loss position	8,162		5,244		2,778		5,880
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See “Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation and Measurement Methodologies” in Note 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $6.9 billion for the nine months ended September 30, 2026 to $17.7 billion primarily due to an increase in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at September 30, 2026, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of September 30, 2026, $124 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications and industrial sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At September 30, 2026, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2026.

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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended September 30, 2026	(In millions)
Balance, beginning of period	$93	$12	$36	$1	$—	$16	$158
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	5	—	—	—	—	—	5
Securities sold or exchanged	(24)	(9)	—	—	—	—	(33)
Balance, end of period	$74	$3	$36	$1	$—	$16	$130
Three Months Ended September 30, 2025
Balance, beginning of period	$49	$—	$36	$2	$4	$12	$103
ACL not previously recorded	65	—	—	—	—	—	65
Changes for securities with previously recorded ACL	25	—	—	—	1	2	28
Securities sold or exchanged	—	—	—	—	—	—	—
Balance, end of period	$139	$—	$36	$2	$5	$14	$196

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Nine Months Ended September 30, 2026	(In millions)
Balance, beginning of period	$125	$7	$36	$1	$5	$20	$194
ACL not previously recorded	—	16	—	—	—	3	19
Changes for securities with previously recorded ACL	26	(4)	—	—	—	4	26
Securities sold or exchanged	(77)	(16)	—	—	(5)	(11)	(109)
Balance, end of period	$74	$3	$36	$1	$—	$16	$130
Nine Months Ended September 30, 2025
Balance, beginning of period	$45	$15	$36	$1	$7	$8	$112
ACL not previously recorded	81	—	—	1	—	3	85
Changes for securities with previously recorded ACL	36	(2)	—	—	1	3	38
Securities sold or exchanged	(23)	(13)	—	—	(3)	—	(39)
Balance, end of period	$139	$—	$36	$2	$5	$14	$196

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2026		December 31, 2025
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$26,473	48.1%	$29,546	52.9%
Agricultural	15,185	27.5	15,203	27.2
Residential	14,301	26.0	11,815	21.2
Total amortized cost	55,959	101.6	56,564	101.3
ACL	(884)	(1.6)	(701)	(1.3)
Total mortgage loans held-for-investment, net	55,075	100.0	55,863	100.0
Mortgage loans held-for-sale	65	—	7	—
Total mortgage loans	$55,140	100.0%	$55,870	100.0%
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($641) million and ($716) million at September 30, 2026 and December 31, 2025, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at September 30, 2026 was $101 million, $146 million and $130 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $110 million, $159 million and $103 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, from unaffiliated parties, were $1.8 billion and $3.8 billion for the three months and nine months ended September 30, 2026, respectively, and $414 million and $1.5 billion for the three months and nine months ended September 30, 2025, respectively.
Sales of mortgage loans were $0 and $25 million for the three months and nine months ended September 30, 2026, respectively.
For the nine months ended September 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $52 million for equity interests in REJVs.
For the three months and nine months ended September 30, 2026, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $0 and $56 million, respectively.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Nine Months Ended September 30,
	2026				2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$436	$81	$184	$701	$312	$63	$128	$503
Provision (release)	313	14	(7)	320	307	15	22	344
Charge-offs, net of recoveries	(124)	(11)	(2)	(137)	(100)	(7)	—	(107)
Balance, end of period	$625	$84	$175	$884	$519	$71	$150	$740

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
The gross charge-offs of mortgage loans by origination year and portfolio segment for the nine months ended September 30, 2026 were as follows:

Portfolio Segment	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$8	$116	$124
Agricultural	—	—	—	—	—	11	11
Residential	—	—	—	—	1	1	2
Total	$—	$—	$—	$—	$9	$128	$137
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
These mortgage loan modifications are summarized as follows:

Three Months Ended September 30,
2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
(Dollars in millions)
Commercial	$—	$—	$—	—	—	—%
Agricultural	—	—	—	—	—	—%
Total	$—	$—	$—

	Three Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$208	$—	$208	Less than one year	—	<1%
Agricultural	—	126	126	—	2 years	<1%
Total	$208	$126	$334

	Nine Months Ended September 30,
	2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$230	$—	$230	2 years	—	<1%
Agricultural	—	—	—	—	—	—%
Total	$230	$—	$230

	Nine Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$668	$—	$668	4 years	—	2.2%
Agricultural	—	126	126	—	2 years	<1%
Total	$668	$126	$794
For the three months and nine months ended September 30, 2026 and 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,166	$1,465	$1,761	$1,172	$870	$7,191	$1,425	$15,050	56.9%
65% to 75%	352	276	292	247	1,240	1,752	—	4,159	15.7
76% to 80%	—	52	—	108	273	972	—	1,405	5.3
Greater than 80%	1	133	182	—	427	5,116	—	5,859	22.1
Total	$1,519	$1,926	$2,235	$1,527	$2,810	$15,031	$1,425	$26,473	100.0%
DSCR:
> 1.20x	$1,392	$1,659	$1,820	$1,198	$2,149	$13,093	$1,425	$22,736	85.9%
1.00x - 1.20x	83	248	—	246	218	937	—	1,732	6.5
<1.00x	44	19	415	83	443	1,001	—	2,005	7.6
Total	$1,519	$1,926	$2,235	$1,527	$2,810	$15,031	$1,425	$26,473	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,080	$904	$498	$670	$1,498	$8,156	$1,146	$13,952	91.9%
65% to 75%	52	59	32	73	184	567	54	1,021	6.7
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	17	—	—	18	109	44	13	201	1.3
Total	$1,149	$963	$530	$761	$1,791	$8,778	$1,213	$15,185	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,345	$2,314	$1,147	$209	$1,458	$6,452	$—	$13,925	97.4%
Nonperforming (1)	11	39	50	18	60	198	—	376	2.6
Total	$2,356	$2,353	$1,197	$227	$1,518	$6,650	$—	$14,301	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $155 million and $143 million at September 30, 2026 and December 31, 2025, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both September 30, 2026 and December 31, 2025. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(In millions)
Commercial	$389	$339	$—	$—	$714	$945
Agricultural	168	172	25	43	178	165
Residential	376	365	—	—	376	365
Total	$933	$876	$25	$43	$1,268	$1,475
Real Estate and REJVs
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJVs. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2026	December 31, 2025	Three Months Ended September 30,		Nine Months Ended September 30,
			2026	2025	2026	2025
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$1,518	$1,331	$52	$44	$145	$126
Other real estate	615	553	92	82	255	246
REJVs	6,359	6,914	42	(1)	132	52
Total real estate and REJVs	$8,492	$8,798	$186	$125	$532	$424
Depreciation expense on real estate investments was $24 million and $75 million for the three months and nine months ended September 30, 2026, respectively, and $23 million and $66 million for the three months and nine months ended September 30, 2025, respectively. Real estate investments were net of accumulated depreciation of $863 million and $783 million at September 30, 2026 and December 31, 2025, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $1.1 billion and $676 million at September 30, 2026 and December 31, 2025, respectively. For the three months and nine months ended September 30, 2026, income tax credits and other income tax benefits of $30 million and $87 million, respectively, and amortized expenses of $25 million and $74 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations. For the three months and nine months ended September 30, 2025, income tax credits and other income tax benefits of $38 million and $98 million, respectively, and amortized expenses of $30 million and $87 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations.
FVO Securities and Equity Securities
The following table presents FVO securities and equity securities by asset type.

	September 30, 2026			December 31, 2025
		Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type	Cost
	(In millions)
FVO securities
Securities held by collateralized financing entities (“CFEs”)	$833	$(12)	$821	$—	$—	$—
General account and other securities	260	847	1,107	218	648	866
Total FVO securities	$1,093	$835	$1,928	$218	$648	$866
Equity securities
Common stock (2)	$171	$27	$198	$170	$25	$195
Non-redeemable preferred stock	38	(11)	27	37	7	44
Total equity securities	$209	$16	$225	$207	$32	$239
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes common stock and certain mutual funds.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.0 billion and $5.0 billion, at estimated fair value, at September 30, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, at both September 30, 2026 and December 31, 2025.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2026			December 31, 2025
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$7,803	$8,029	$7,921	$6,840	$7,043	$6,979
Repurchase agreements	$3,513	$3,475	$3,428	$3,002	$2,975	$2,948
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at both September 30, 2026 and December 31, 2025. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2026					December 31, 2025
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$1,746	$3,716	$2,567	$—	$8,029	$971	$2,445	$3,627	$—	$7,043

Repurchase agreements:
U.S. government and agency	$—	$3,475	$—	$—	$3,475	$—	$2,975	$—	$—	$2,975
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

	September 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits)	$103	$106
Invested assets held in trust (external reinsurance agreements)	1,461	285
Invested assets pledged as collateral (1)	23,239	21,380
Total invested assets on deposit, held in trust and pledged as collateral	$24,803	$21,771
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements and secured debt (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 9.
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $628 million at redemption value at both September 30, 2026 and December 31, 2025.
The Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties of $7.0 billion and $8.2 billion at September 30, 2026 and December 31, 2025, respectively, which includes cash and cash equivalents of $113 million and $1.0 billion at September 30, 2026 and December 31, 2025, respectively.
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

	September 30, 2026	December 31, 2025
Instrument Type	Consolidated VIEs
	(In millions)
FVO securities primarily held by CFEs (1)	$821	$—
Mortgage loans	132	180
Real estate and REJVs	2,466	2,435
Renewable energy partnership (1)	38	45
Cash and cash equivalents	119	8
Other	30	6
Total assets of consolidated VIEs	$3,606	$2,674
Notes issued by CFEs (2)	$803	$—
Other liabilities	75	9
Total liabilities of consolidated VIEs	$878	$9
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
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $12.1 billion and $12.0 billion at September 30, 2026 and December 31, 2025, respectively, and the Company’s unfunded commitments were $2.6 billion and $2.3 billion at September 30, 2026 and December 31, 2025, respectively.
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the nine months ended September 30, 2026 or 2025.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS	$2,138	$1,922	$6,298	$5,687
Mortgage loans	721	749	2,150	2,255
Policy loans	71	75	216	216
Real estate and REJVs	186	125	532	424
OLPI	253	222	432	362
Cash, cash equivalents and short-term investments	95	75	268	244
FVO securities	37	68	138	116
Operating joint venture	56	84	124	132
Equity securities	—	1	2	5
Other	116	7	305	180
Subtotal investment income	3,673	3,328	10,465	9,621
Less: Investment expenses	359	397	1,037	1,008
Net investment income	$3,314	$2,931	$9,428	$8,613

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals	$—	$—	$—	$—
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and REJVs)	32	70	131	140
Net realized and unrealized gains (losses) recognized in net investment income	$32	$70	$131	$140

Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment income	$20	$68	$105	$114

Equity method investments net investment income (primarily REJVs, OLPI, tax credit and renewable energy partnerships and an operating joint venture)	$374	$331	$730	$582
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Instrument Type and Transaction Type
The composition of net investment gains (losses) by instrument type and transaction type was as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS	$(180)	$(169)	$(412)	$(395)
Mortgage loans	(133)	(13)	(339)	(353)
Real estate and REJVs (excluding changes in estimated fair value)	4	6	(165)	8
OLPI (excluding changes in estimated fair value) (1)	(12)	5	(49)	25
Equity securities	(22)	(14)	(14)	(7)
FVO securities	(18)	—	(36)	—
Notes issued by CFEs	14	—	12	—
Other gains (losses)	24	(21)	29	(21)
Subtotal	(323)	(206)	(974)	(743)
Change in estimated fair value of OLPI and REJVs	1	(1)	5	(1)
Non-investment portfolio gains (losses)	6	(9)	21	(79)
Subtotal	7	(10)	26	(80)
Net investment gains (losses)	$(316)	$(216)	$(948)	$(823)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(164)	$(65)	$(490)	$(316)
Impairment (losses)	(20)	(18)	(189)	(23)
Recognized gains (losses):
Change in ACL recognized in earnings	(97)	(107)	(246)	(430)
Unrealized net gains (losses) recognized in earnings	(41)	(17)	(44)	25
Total recognized gains (losses)	(138)	(124)	(290)	(405)
Non-investment portfolio gains (losses)	6	(9)	21	(79)
Net investment gains (losses)	$(316)	$(216)	$(948)	$(823)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(18)	$(15)	$(13)	$(5)
Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment gains (losses)	$—	$—	$(15)	$—
Changes in estimated fair value subsequent to recognition of Notes issued by CFEs still outstanding at the end of the respective periods and recognized in net investment gains (losses)	$14	$—	$12	$—

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$1	$(26)	$(9)	$(17)
Gains (losses) on leveraged leases and renewable energy partnerships	$9	$—	$29	$—

Foreign currency gains (losses)	$20	$1	$38	$(75)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments:
Recognized in net investment gains (losses)	$(164)	$(65)	$(490)	$(316)
Recognized in net investment income	—	—	—	—
Net realized investment gains (losses) from sales and disposals of investments	$(164)	$(65)	$(490)	$(316)
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Investments (continued)
(1)    Includes a net loss of $40 million and $1 million for the nine months ended September 30, 2026 and 2025, respectively, for private equity investments sold. For the nine months ended September 30, 2026 and 2025, the Company sold $577 million and $36 million, respectively, in portfolios of investments to funds for proceeds of $537 million and $35 million, respectively, in cash and receivables secured by the value of the respective funds. An affiliate has entered into agreements to serve as the asset manager of the funds for which it receives management fees.
Fixed Maturity Securities AFS and Equity Securities — Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2026	2025	2026	2025
	(In millions)
Proceeds	$4,751	$3,761	$18,535	$9,843
Gross investment gains	$32	$59	$155	$100
Gross investment (losses)	(240)	(135)	(628)	(406)
Realized gains (losses) on sales and disposals	(208)	(76)	(473)	(306)
Net credit loss (provision) release (change in ACL recognized in earnings)	28	(93)	64	(84)
Impairment (losses)	—	—	(3)	(5)
Net credit loss (provision) release and impairment (losses)	28	(93)	61	(89)
Net investment gains (losses)	$(180)	$(169)	$(412)	$(395)

Equity Securities
Realized gains (losses) on sales and disposals	$14	$2	$5	$(32)
Unrealized net gains (losses) recognized in earnings	(36)	(16)	(19)	25
Net investment gains (losses)	$(22)	$(14)	$(14)	$(7)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, real estate and REJVs, and FVO securities to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$498	$21
Amortized cost of invested assets transferred to affiliates	$—	$—	$525	$20
Net investment gains (losses) recognized on transfers	$—	$—	$(27)	$1
Estimated fair value of invested assets transferred from affiliates	$91	$—	$455	$70
Recurring related party investments were as follows at:

		September 30, 2026	December 31, 2025

Investment Type/ Balance Sheet Category	Related Party	Carrying Value
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,014	$1,016
Affiliated investments (2)	Metropolitan General Insurance Company	152	152
Affiliated funds withheld (3)	Metropolitan Tower Life Insurance Company (“MTL”)	2,223	2,476
Other invested assets		$3,389	$3,644
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from December 2028 to July 2033 and bear interest, payable semi-annually, at rates per annum ranging from 1.72% to 4.30%. In July 2026, ¥23.8 billion (the equivalent of $147 million) of 1.61% and 1.64% affiliated senior unsecured notes matured and were refinanced with ¥23.8 billion in affiliated senior unsecured notes which mature in July 2033 and bear interest, payable semi-annually, at rates per annum ranging from 4.29% to 4.30%. These affiliated investments earned investment income of $9 million and $22 million for the three months and nine months ended September 30, 2026, respectively, and $5 million and $15 million for the three months and nine months ended September 30, 2025, respectively.
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
The Company paid asset management fees to an affiliate of $112 million and $333 million for the three months and nine months ended September 30, 2026, respectively, and $105 million and $319 million for the three months and nine months ended September 30, 2025, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2026			December 31, 2025
	Primary Underlying Risk Exposure		Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,233	$838	$776	$4,446	$923	$667
Foreign currency swaps	Foreign currency exchange rate	3,978	34	51	959	33	8
Subtotal		8,211	872	827	5,405	956	675
Cash flow hedges:
Interest rate swaps	Interest rate	5,107	—	280	3,337	—	249
Foreign currency swaps	Foreign currency exchange rate	34,309	1,806	695	34,771	2,276	896
Subtotal		39,416	1,806	975	38,108	2,276	1,145
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	54	—	2	—	—	—
Subtotal		54	—	2	—	—	—
Total qualifying hedges		47,681	2,678	1,804	43,513	3,232	1,820
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	12,384	1,139	812	13,092	1,403	614
Interest rate floors	Interest rate	4,890	18	—	5,390	30	—
Interest rate caps	Interest rate	13,200	154	—	12,950	46	—
Interest rate futures	Interest rate	108	—	—	90	—	—
Interest rate options	Interest rate	19,060	178	185	20,368	99	85
Synthetic GICs	Interest rate	3,170	—	—	3,156	—	—
Foreign currency swaps	Foreign currency exchange rate	4,064	209	70	3,770	240	106
Foreign currency forwards	Foreign currency exchange rate	1,049	19	3	2,859	5	18
Credit default swaps — purchased	Credit	576	1	4	685	2	5
Credit default swaps — written	Credit	12,930	145	1	6,619	101	1
Equity futures	Equity market	163	—	—	393	3	—
Equity index options	Equity market	15,839	596	354	15,032	220	232
Equity variance swaps	Equity market	4	—	—	5	—	—
Equity total return swaps	Equity market	1,380	29	25	2,413	7	34
Total non-designated or nonqualifying derivatives		88,817	2,488	1,454	86,822	2,156	1,095
Total		$136,498	$5,166	$3,258	$130,335	$5,388	$2,915
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either September 30, 2026 or December 31, 2025. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	N/A	$(187)	$(62)	N/A
Hedged items	(1)	—	N/A	182	62	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	(6)	N/A	—	3	N/A
Hedged items	(2)	5	N/A	—	(4)	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	$(50)
Subtotal	—	(1)	N/A	(5)	(1)	(50)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(282)
Amount of gains (losses) reclassified from AOCI into income	—	1	$—	—	—	(1)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(254)
Amount of gains (losses) reclassified from AOCI into income	—	(92)	—	—	—	92
Foreign currency transaction gains (losses) on hedged items	—	108	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	—	17	—	—	—	(445)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(175)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(20)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	—	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(22)	N/A	N/A	N/A
Equity derivatives (1)	(6)	N/A	(15)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(27)	N/A	N/A	N/A
Subtotal	(6)	N/A	(259)	N/A	N/A	N/A
Earned income on derivatives	79	—	25	6	(35)	—
Synthetic GICs	N/A	N/A	1	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	839	N/A	N/A	N/A
Total	$73	$16	$606	$1	$(36)	$(495)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)

	Three Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$6	$2	N/A
Hedged items	—	—	N/A	(10)	(2)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	—	N/A	—	(4)	N/A
Hedged items	(3)	—	N/A	—	3	N/A
Subtotal	(1)	—	N/A	(4)	(1)	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(5)
Amount of gains (losses) reclassified from AOCI into income	4	(26)	$—	—	—	22
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	120
Amount of gains (losses) reclassified from AOCI into income	1	(87)	—	—	—	86
Foreign currency transaction gains (losses) on hedged items	—	88	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	5	(25)	—	—	—	223
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(57)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	66	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(6)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	—	N/A	N/A	N/A
Equity derivatives (1)	(23)	N/A	(276)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(30)	N/A	N/A	N/A
Subtotal	(23)	N/A	(303)	N/A	N/A	N/A
Earned income on derivatives	18	—	57	1	(38)	—
Synthetic GICs	N/A	N/A	2	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(159)	N/A	N/A	N/A
Total	$(1)	$(25)	$(403)	$(3)	$(39)	$223

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)

	Nine Months Ended September 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	N/A	$(226)	$(99)	N/A
Hedged items	(1)	—	N/A	212	98	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	54	(8)	N/A	—	(5)	N/A
Hedged items	(54)	6	N/A	—	6	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	$(82)
Subtotal	—	(2)	N/A	(14)	—	(82)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(301)
Amount of gains (losses) reclassified from AOCI into income	2	(9)	$—	—	—	7
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(228)
Amount of gains (losses) reclassified from AOCI into income	2	(352)	—	—	—	350
Foreign currency transaction gains (losses) on hedged items	—	368	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	4	7	—	—	—	(172)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(169)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	55	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(2)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(24)	N/A	N/A	N/A
Equity derivatives (1)	(38)	N/A	(265)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(49)	N/A	N/A	N/A
Subtotal	(38)	N/A	(454)	N/A	N/A	N/A
Earned income on derivatives	159	—	136	20	(109)	—
Synthetic GICs	N/A	N/A	3	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	1,014	N/A	N/A	N/A
Total	$125	$5	$699	$6	$(109)	$(254)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)

	Nine Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$83	$48	N/A
Hedged items	—	—	N/A	(97)	(47)	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(25)	—	N/A	—	119	N/A
Hedged items	23	—	N/A	—	(120)	N/A
Subtotal	(2)	—	N/A	(14)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$30
Amount of gains (losses) reclassified from AOCI into income	30	(17)	$—	—	—	(13)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	132
Amount of gains (losses) reclassified from AOCI into income	3	1,331	—	—	—	(1,334)
Foreign currency transaction gains (losses) on hedged items	—	(1,337)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	33	(23)	—	—	—	(1,185)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(71)	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(406)	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(18)	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	10	N/A	N/A	N/A
Equity derivatives (1)	(34)	N/A	(496)	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	164	N/A	N/A	N/A
Subtotal	(34)	N/A	(817)	N/A	N/A	N/A
Earned income on derivatives	108	—	165	5	(109)	—
Synthetic GICs	N/A	N/A	6	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(387)	N/A	N/A	N/A
Total	$105	$(23)	$(1,033)	$(9)	$(109)	$(1,185)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value of hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$3,664	$120	$—	$—
FPBs	$(2,124)	$(2,509)	$543	$319
PABs	$(2,251)	$(2,498)	$192	$(35)
__________________
(1)Includes ($51) million and ($73) million of hedging adjustments on discontinued hedging relationships at September 30, 2026 and December 31, 2025, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($4) million and ($2) million for the three months and nine months ended September 30, 2026, respectively, and $14 million and $25 million for the three months and nine months ended September 30, 2025, respectively.
At September 30, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years and three years, respectively.
At September 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was ($319) million and ($147) million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2026, the Company expected to reclassify $207 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
NIFO Hedges
The Company uses foreign currency forwards to hedge portions of its NIFO against adverse movements in exchange rates. The Company assesses hedge effectiveness of its derivatives based upon the change in forward rates. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
When NIFOs are sold or substantially liquidated, the amounts in AOCI are reclassified to the statements of operations.

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Credit default swaps referencing indices	$21	$3,775	0.6	$45	$3,777	1.4
Subtotal	21	3,775	0.6	45	3,777	1.4
Baa
Single name credit default swaps (3)	—	15	1.7	—	15	2.5
Credit default swaps referencing indices	107	8,871	5.1	49	2,714	4.9
Subtotal	107	8,886	5.0	49	2,729	4.9
Ba
Credit default swaps referencing indices	—	24	0.2	1	24	1.0
Subtotal	—	24	0.2	1	24	1.0
B
Credit default swaps referencing indices	16	230	3.9	6	74	3.0
Subtotal	16	230	3.9	6	74	3.0
Caa
Credit default swaps referencing indices	—	15	0.2	(1)	15	1.0
Subtotal	—	15	0.2	(1)	15	1.0
Total	$144	$12,930	3.7	$100	$6,619	2.8
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2026		December 31, 2025
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,134	$3,223	$5,406	$2,897
OTC-cleared (1)	138	15	66	11
Exchange-traded	—	—	3	—
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	5,272	3,238	5,475	2,908
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,198)	(2,198)	(2,006)	(2,006)
OTC-cleared	(10)	(10)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(1,385)	—	(1,620)	—
OTC-cleared	(126)	—	(56)	—
Securities collateral: (5)
OTC-bilateral	(1,410)	(1,021)	(1,772)	(890)
OTC-cleared	—	(4)	—	(5)
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$143	$5	$16	$2
__________________
(1)At September 30, 2026 and December 31, 2025, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $106 million and $87 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($20) million and ($7) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2026 and December 31, 2025, the Company received excess cash collateral of $31 million and $4 million, respectively, and provided excess cash collateral of $9 million and $3 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2026, none of the collateral had been sold and $153 million was re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2026 and December 31, 2025, the Company received excess securities collateral with an estimated fair value of $226 million and $336 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2026 and December 31, 2025, the Company provided excess securities collateral with an estimated fair value of $760 million and $798 million, respectively, for its OTC-bilateral derivatives, $464 million and $465 million, respectively, for its OTC-cleared derivatives, and $32 million and $93 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	September 30, 2026			December 31, 2025
	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total	Derivatives Subject to Financial Strength-Contingent Provisions	Derivatives Not Subject to Financial Strength-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$1,024	$—	$1,024	$881	$10	$891
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,404	$—	$1,404	$1,279	$10	$1,289

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2026	December 31, 2025
		(In millions)
Embedded derivatives within asset host contracts:
Assumed on affiliated reinsurance	Other invested assets	$374	$22
Funds withheld on affiliated assumed reinsurance	Other invested assets	(102)	31
Total		$272	$53
Embedded derivatives within liability host contracts:
Assumed on affiliated reinsurance	Other liabilities	$—	$53
Funds withheld on affiliated ceded reinsurance	Other liabilities	(656)	(281)
Fixed annuities with equity indexed returns	PABs	546	67
Funds withheld on unaffiliated ceded reinsurance	Other liabilities	(294)	(5)
Total		$(404)	$(166)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2026
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$41,882	$7,417	$49,299
RMBS	—	26,558	687	27,245
U.S. government and agency	10,127	11,000	—	21,127
Foreign corporate	—	16,601	9,505	26,106
ABS & CLO	—	17,240	989	18,229
Municipals	—	4,823	83	4,906
CMBS	—	4,931	123	5,054
Foreign government	—	3,610	16	3,626
Total fixed maturity securities AFS	10,127	126,645	18,820	155,592
Short-term investments	2,043	498	10	2,551
Other investments	11	802	1,726	2,539
Derivative assets: (1)
Interest rate	—	2,327	—	2,327
Foreign currency exchange rate	—	2,068	—	2,068
Credit	—	146	—	146
Equity market	—	625	—	625
Total derivative assets	—	5,166	—	5,166
Embedded derivatives within asset host contracts (2)	—	—	272	272
MRBs	—	—	314	314
Reinsured MRBs (3)	—	—	63	63
Separate account assets (4)	11,195	57,408	779	69,382
Total assets (5)	$23,376	$190,519	$21,984	$235,879
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$2,053	$—	$2,053
Foreign currency exchange rate	—	821	—	821
Credit	—	5	—	5
Equity market	—	366	13	379
Total derivative liabilities	—	3,245	13	3,258
Embedded derivatives within liability host contracts (2)	—	—	(404)	(404)
Notes issued by CFEs	—	—	803	803
MRBs	—	—	1,721	1,721
Total liabilities	$—	$3,245	$2,133	$5,378

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
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $31 million and $38 million at September 30, 2026 and December 31, 2025, respectively.
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

					September 30, 2026				December 31, 2025				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	115	92	32	-	127	96	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	100	96	—	-	100	89	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	30	-	110	93	33	-	114	96	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	—	-	204	100	23	-	142	100	Increase (5)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.12%	0.05%	0.01%	-	0.13%	0.05%	(6)
				Ages 41 - 60	0.06%	-	0.65%	0.23%	0.05%	-	0.68%	0.22%	(6)
				Ages 61 - 115	0.37%	-	100%	1.43%	0.35%	-	100%	1.23%	(6)
			•	Lapse rates:
				Durations 1 - 10	0.80%	-	20.10%	13.88%	0.80%	-	20.10%	13.37%	Decrease (7)
				Durations 11 - 20	3.30%	-	10.55%	7.87%	3.30%	-	10.55%	8.17%	Decrease (7)
				Durations 21 - 116	1.20%	-	10.55%	8.07%	1.20%	-	10.55%	7.48%	Decrease (7)
			•	Utilization rates	0.20%	-	13.78%	0.52%	0.20%	-	16.25%	0.54%	Increase (8)
			•	Withdrawal rates	0%	-	7.75%	5.04%	0%	-	7.75%	4.92%	(9)
			•	Long-term equity volatilities	16.97%	-	22.56%	19.10%	16.87%	-	22.49%	18.96%	Increase (10)
			•	Nonperformance risk spread	0.35%	-	0.73%	0.65%	0.33%	-	0.65%	0.58%	Decrease (11)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 5):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended September 30, 2026
Balance, beginning of period	$17,577	$2,089	$—	$15	$43
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	1	—	1	(1)
Total realized/unrealized gains (losses) included in AOCI	(708)	(4)	—	(1)	1
Purchases (3)	918	748	83	1	9
Sales (3)	(847)	(85)	—	(1)	(42)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	3	96	—	1	—
Transfers out of Level 3 (4)	(21)	(1,046)	—	—	—
Balance, end of period	$16,922	$1,799	$83	$16	$10
Three Months Ended September 30, 2025
Balance, beginning of period	$15,763	$2,259	$—	$15	$3
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(37)	1	—	—	—
Total realized/unrealized gains (losses) included in AOCI	85	19	—	—	—
Purchases (3)	678	914	—	2	13
Sales (3)	(699)	(428)	—	—	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	325	23	—	—	—
Transfers out of Level 3 (4)	(68)	(264)	—	—	—
Balance, end of period	$16,047	$2,524	$—	$17	$15
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$(1)	$2	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(37)	$2	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$(725)	$(5)	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$90	$17	$—	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Three Months Ended September 30, 2026
Balance, beginning of period	$1,683	$(9)	$49	$769	$(791)
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	17	(4)	776	(4)	14
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	97	—	—	35	—
Sales (3)	(38)	—	—	(20)	—
Issuances (3)	—	—	(163)	—	(26)
Settlements (3)	—	—	14	—	—
Transfers into Level 3 (4)	4	—	—	—	—
Transfers out of Level 3 (4)	(37)	—	—	(1)	—
Balance, end of period	$1,726	$(13)	$676	$779	$(803)
Three Months Ended September 30, 2025
Balance, beginning of period	$1,439	$—	$385	$888	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	48	—	(159)	4	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	4	—	—	35	—
Sales (3)	(7)	—	—	(48)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	3	—
Transfers out of Level 3 (4)	—	—	—	(23)	—
Balance, end of period	$1,484	$—	$226	$859	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$11	$(4)	$777	$—	$14
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$65	$—	$(159)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$16,574	$2,052	$1	$15	$34
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(9)	(5)	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(898)	(16)	—	—	(4)
Purchases (3)	3,347	879	83	4	11
Sales (3)	(1,976)	(232)	—	(3)	(21)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	63	131	—	—	—
Transfers out of Level 3 (4)	(179)	(1,010)	(1)	—	(10)
Balance, end of period	$16,922	$1,799	$83	$16	$10
Nine Months Ended September 30, 2025
Balance, beginning of period	$15,091	$5,590	$7	$12	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(73)	11	1	1	—
Total realized/unrealized gains (losses) included in AOCI	828	36	(1)	4	(1)
Purchases (3)	1,614	1,319	—	2	16
Sales (3)	(1,349)	(922)	(7)	(1)	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	220	29	—	—	—
Transfers out of Level 3 (4)	(284)	(3,539)	—	(1)	—
Balance, end of period	$16,047	$2,524	$—	$17	$15
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$5	$(6)	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(62)	$13	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$(916)	$(10)	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$796	$30	$—	$3	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$1,459	$(1)	$219	$866	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	110	(12)	832	(14)	12
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	171	—	—	48	(801)
Sales (3)	(30)	—	—	(93)	—
Issuances (3)	—	—	(396)	—	(26)
Settlements (3)	—	—	21	—	12
Transfers into Level 3 (4)	16	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(28)	—
Balance, end of period	$1,726	$(13)	$676	$779	$(803)
Nine Months Ended September 30, 2025
Balance, beginning of period	$1,371	$3	$457	$859	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	122	(3)	(387)	(11)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	25	—	—	62	—
Sales (3)	(56)	—	—	(45)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	156	—	—
Transfers into Level 3 (4)	22	—	—	4	—
Transfers out of Level 3 (4)	—	—	—	(10)	—
Balance, end of period	$1,484	$—	$226	$859	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$84	$(12)	$832	$—	$12
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$110	$—	$(386)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$—	$—	$—	$—	$—
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
The unpaid principal balance on the invested assets held by CFEs exceeded the estimated fair value by $29 million at September 30, 2026.
The estimated fair value on the notes issued by CFEs exceeded the unpaid principal balance by $21 million at September 30, 2026.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	September 30, 2026	December 31, 2025
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,137	$730
Real estate and REJVs (2)	$166	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(98)	$(37)	$(321)	$(351)
Real estate and REJVs (2)	$(20)	$—	$(186)	$—
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,140	$—	$—	$52,117	$52,117
Policy loans	$5,308	$—	$—	$5,461	$5,461
Other invested assets	$2,057	$—	$1,754	$251	$2,005
Premiums, reinsurance and other receivables	$14,068	$—	$828	$13,336	$14,164
Liabilities
PABs	$91,553	$—	$—	$88,470	$88,470
Long-term debt	$994	$—	$1,053	$—	$1,053
Other liabilities	$13,114	$—	$1,754	$11,135	$12,889
Separate account liabilities	$19,824	$—	$19,824	$—	$19,824

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,870	$—	$—	$54,507	$54,507
Policy loans	$5,596	$—	$—	$5,879	$5,879
Other invested assets	$1,808	$—	$1,792	$—	$1,792
Premiums, reinsurance and other receivables	$13,925	$—	$354	$13,304	$13,658
Liabilities
PABs	$88,074	$—	$—	$87,444	$87,444
Long-term debt	$1,043	$—	$1,146	$—	$1,146
Other liabilities	$12,004	$—	$335	$11,083	$11,418
Separate account liabilities	$21,835	$—	$21,835	$—	$21,835

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity
AOCI
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(6,368)	$74	$728	$(37)	$(88)	$(145)	$(5,836)
OCI before reclassifications	(7,248)	(586)	4,965	(37)	9	—	(2,897)
Deferred income tax benefit (expense)	1,575	123	(1,121)	8	(1)	—	584
AOCI before reclassifications, net of income tax	(12,041)	(389)	4,572	(66)	(80)	(145)	(8,149)
Amounts reclassified from AOCI	171	91	—	—	—	3	265
Deferred income tax benefit (expense)	(37)	(19)	—	—	—	(1)	(57)
Amounts reclassified from AOCI, net of income tax	134	72	—	—	—	2	208
Balance, end of period	$(11,907)	$(317)	$4,572	$(66)	$(80)	$(143)	$(7,941)

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(5,752)	$(153)	$134	$(28)	$(134)	$(131)	$(6,064)
OCI before reclassifications	1,054	115	(249)	(10)	66	—	976
Deferred income tax benefit (expense)	(313)	(24)	261	2	(13)	—	(87)
AOCI before reclassifications, net of income tax	(5,011)	(62)	146	(36)	(81)	(131)	(5,175)
Amounts reclassified from AOCI	95	108	—	—	—	2	205
Deferred income tax benefit (expense)	(20)	(23)	—	—	—	—	(43)
Amounts reclassified from AOCI, net of income tax	75	85	—	—	—	2	162
Balance, end of period	$(4,936)	$23	$146	$(36)	$(81)	$(129)	$(5,013)

	Nine Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(5,226)	$(116)	$383	$(51)	$(76)	$(150)	$(5,236)
OCI before reclassifications	(8,982)	(611)	5,465	(20)	(7)	1	(4,154)
Deferred income tax benefit (expense)	1,980	128	(1,276)	5	3	—	840
AOCI before reclassifications, net of income tax	(12,228)	(599)	4,572	(66)	(80)	(149)	(8,550)
Amounts reclassified from AOCI	408	357	—	—	—	8	773
Deferred income tax benefit (expense)	(87)	(75)	—	—	—	(2)	(164)
Amounts reclassified from AOCI, net of income tax	321	282	—	—	—	6	609
Balance, end of period	$(11,907)	$(317)	$4,572	$(66)	$(80)	$(143)	$(7,941)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(147)	$(90)	$(391)	$(317)	Net investment gains (losses)
Unrealized investment gains (losses)	—	(1)	—	(2)	Net investment income
Unrealized investment gains (losses)	(24)	(4)	(17)	(10)	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(171)	(95)	(408)	(329)
Income tax (expense) benefit	37	20	87	69
Unrealized investment gains (losses), net of income tax	(134)	(75)	(321)	(260)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	—	4	2	30	Net investment income
Interest rate derivatives	1	(26)	(9)	(17)	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	1	2	3	Net investment income
Foreign currency exchange rate derivatives	(92)	(87)	(352)	1,331	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(91)	(108)	(357)	1,347
Income tax (expense) benefit	19	23	75	(283)
Gains (losses) on cash flow hedges, net of income tax	(72)	(85)	(282)	1,064
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(3)	(2)	(9)	(7)
Amortization of prior service (costs) credit	—	—	1	1
Amortization of defined benefit plan items, before income tax	(3)	(2)	(8)	(6)
Income tax (expense) benefit	1	—	2	1
Amortization of defined benefit plan items, net of income tax	(2)	(2)	(6)	(5)
Total reclassifications, net of income tax	$(208)	$(162)	$(609)	$799
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Prepaid legal plans	$107	$109	$343	$329
Administrative services-only contracts	80	71	241	216
Recordkeeping and administrative services (1)	34	35	101	104
Other revenue related to service contracts from customers	10	17	26	43
Total revenues related to service contracts from customers	231	232	711	692
Other (2)	198	195	600	591
Total other revenues	$429	$427	$1,311	$1,283
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 15.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Amortization of DAC and VOBA	$65	$66	$191	$200
Interest expense on debt	27	27	75	83
General and administrative expenses (1)	687	628	2,056	1,906
Commissions and other variable expenses	663	510	2,044	1,440
Capitalization of DAC	(64)	(31)	(169)	(79)
Premium taxes, other taxes, and licenses & fees	107	97	310	276
Pension, postretirement and postemployment benefit costs	57	63	170	187
Total other expenses (2)	$1,542	$1,360	$4,677	$4,013
__________________
(1)Includes ($13) million and ($74) million for the three months and nine months ended September 30, 2026, respectively, and ($42) million and ($110) million for the three months and nine months ended September 30, 2025, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
(2)See Note 15 for a discussion of affiliated expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Income Tax
For the three months and nine months ended September 30, 2026, the effective tax rate on income (loss) before provision for income tax was 19% and 18%, respectively. The Company’s effective tax rate for both the three months and nine months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2026. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.

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
As reported in the 2025 Annual Report, Metropolitan Life Insurance Company received approximately 2,782 asbestos-related claims in 2025. For the nine months ended September 30, 2026 and 2025, Metropolitan Life Insurance Company received approximately 2,047 and 2,013 new asbestos-related claims, respectively. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update to its recorded liability at December 31, 2025. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2026.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.8 billion and $2.0 billion at September 30, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $5.4 billion and $4.5 billion at September 30, 2026 and December 31, 2025, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $542 million, with a cumulative maximum of $642 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.

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
The Company’s recorded liabilities were $2 million at both September 30, 2026 and December 31, 2025 for indemnities and guarantees.
15. Related Party Transactions
The Company has entered into various service agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $806 million and $2.4 billion for the three months and nine months ended September 30, 2026, respectively, and $736 million and $2.3 billion for the three months and nine months ended September 30, 2025, respectively. Total revenues received from affiliates related to these agreements were $25 million and $65 million for the three months and nine months ended September 30, 2026, respectively, and $18 million and $55 million for the three months and nine months ended September 30, 2025, respectively. The Company had net payables to affiliates, related to the items discussed above, of $72 million at both September 30, 2026 and December 31, 2025.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Premiums
Reinsurance assumed	$1	$2	$5	$5
Reinsurance ceded	(105)	(103)	(328)	(321)
Net premiums	$(104)	$(101)	$(323)	$(316)
Universal life and investment-type product policy fees
Reinsurance assumed	$16	$8	$41	$23
Reinsurance ceded	1	—	2	(1)
Net universal life and investment-type product policy fees	$17	$8	$43	$22
Other revenues
Reinsurance assumed	$27	$28	$79	$83
Reinsurance ceded	114	112	338	338
Net other revenues	$141	$140	$417	$421
Policyholder benefits and claims
Reinsurance assumed	$1	$10	$14	$28
Reinsurance ceded	(89)	(82)	(269)	(257)
Net policyholder benefits and claims	$(88)	$(72)	$(255)	$(229)
Policyholder liability remeasurement (gains) losses
Reinsurance assumed	$3	$6	$5	$3
Reinsurance ceded	(3)	6	(6)	6
Net policyholder liability remeasurement (gains) losses	$—	$12	$(1)	$9
Interest credited to PABs
Reinsurance assumed	$80	$89	$243	$259
Reinsurance ceded	(2)	(2)	(7)	(7)
Net interest credited to PABs	$78	$87	$236	$252
Other expenses
Reinsurance assumed	$48	$11	$218	$34
Reinsurance ceded	58	69	166	99
Net other expenses	$106	$80	$384	$133

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2026		December 31, 2025
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables (1)	$148	$10,936	$146	$11,017
DAC and VOBA	108	(144)	122	(149)
Total assets	$256	$10,792	$268	$10,868
Liabilities
FPBs	$1,731	$—	$1,941	$—
PABs	7,940	—	8,441	—
Other policy-related balances	65	(61)	69	(55)
Other liabilities	884	8,959	934	9,582
Total liabilities	$10,620	$8,898	$11,385	$9,527
__________________
(1)Includes affiliated ceded PABs and FPBs.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of this reinsurance agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivatives related to the funds withheld associated with this agreement are included within other liabilities and were ($52) million and ($37) million at September 30, 2026 and December 31, 2025, respectively. Net derivative gains (losses) associated with these embedded derivatives were $15 million for both the three months and nine months ended September 30, 2026, and ($6) million and ($10) million for the three months and nine months ended September 30, 2025, respectively.
Certain contractual features of the closed block agreement with MRC qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s interim condensed consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was ($604) million and ($244) million at September 30, 2026 and December 31, 2025, respectively. Net derivative gains (losses) associated with the embedded derivative were $285 million and $360 million for the three months and nine months ended September 30, 2026, respectively, and ($77) million and ($179) million for the three months and nine months ended September 30, 2025, respectively.
16. Subsequent Events
Disposition
On October 29, 2026, Metropolitan Life Insurance Company distributed to MetLife, Inc., as a non-cash dividend, all of the issued and outstanding shares of its wholly-owned subsidiary, Missouri Reinsurance, Inc. (“MoRe”). On the dividend date, the Company’s stockholder’s equity was reduced by the aggregate carrying amount of MoRe’s assets in excess of their liabilities. The aggregate carrying value of MoRe’s assets in excess of their liabilities was $608 million at September 30, 2026.
Credit Facility
On November 9, 2026, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company, amended and restated their $3.0 billion unsecured revolving credit facility (the “Credit Facility”) to, among other things, extend the maturity date to November 2031. As amended and restated, the Credit Facility will provide for borrowings and the issuance of letters of credit in an aggregate amount of up to $4.0 billion. All borrowings under the amended and restated Credit Facility must be repaid by November 7, 2031, except that letters of credit outstanding on that date may remain outstanding until no later than November 7, 2032.

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
Current Market Conditions
In the United States (“U.S.”), the Federal Open Market Committee (“FOMC”) took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. While rates remained steady for most of 2026, the FOMC raised interest rates in September 2026. Labor market conditions, inflation, and financial and international developments, as well as other factors, could result in further policy adjustments. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the U.S. federal government.
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

Shortly thereafter, litigation commenced challenging these changes and two federal district courts have since issued orders vacating the 2024 definition of an investment advice fiduciary and vacating the associated 2024 PTE amendments. Both of these orders were unopposed by the DOL. In light of the litigation, the DOL released a final rule vacating (i) the preamble to PTE 2020-02 (while leaving the original PTE intact) and (ii) its 2024 changes to the definition of an investment advice fiduciary, as well as its associated 2024 changes to various PTEs. As a result, the DOL has officially reinstated the original 1975 five-part regulatory test defining an investment advice fiduciary.

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
Net Income (Loss) Attributable to MLIC
Net income (loss) attributable to MLIC increased by $1.8 billion to $2.8 billion for the nine months ended September 30, 2026, compared to $1.1 billion for the nine months ended September 30, 2025.
Consolidated Results

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Revenues
Premiums	$19,844	$19,564
Universal life and investment-type product policy fees	1,177	1,151
Net investment income	9,428	8,613
Other revenues	1,311	1,283
Net investment gains (losses)	(948)	(823)
Net derivative gains (losses)	699	(1,033)
Total revenues	31,511	28,755
Expenses
Policyholder benefits and claims and policyholder dividends	20,742	20,830
Policyholder liability remeasurement (gains) losses	100	8
Market risk benefit remeasurement (gains) losses	(369)	(127)
Interest credited to policyholder account balances	2,876	2,826
Amortization of deferred policy acquisition costs and value of business acquired	191	200
Interest expense on debt	75	85
Other expenses, net of capitalization of deferred policy acquisition costs	4,411	3,728
Total expenses	28,026	27,550
Income (loss) before provision for income tax	3,485	1,205
Provision for income tax expense (benefit)	644	159
Net income (loss)	2,841	1,046
Less: Net income (loss) attributable to noncontrolling interests	(7)	(9)
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,848	$1,055

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Revenues
Total revenues increased $2.8 billion, or 10%, to $31.5 billion for the nine months ended September 30, 2026 from $28.8 billion in the prior period, primarily due to the following:
•Net derivative gains in the current period compared to losses in the prior period were primarily due to favorable changes in the estimated fair value of the underlying assets from embedded derivatives related to funds withheld on reinsurance agreements. See “— Derivatives — Net Derivative Gains (Losses)” in the 2025 Annual Report for information regarding the use of derivatives to hedge market risk.
•An increase in net investment income was driven by higher income on fixed maturity securities. See “— Investments — Overview” in the 2025 Annual Report for information regarding management of our investment portfolio.
Partially offset by:
•Higher net investment losses were driven by higher impairments on real estate investments and higher losses on other limited partnership interests, partially offset by gains on foreign currency transactions in the current period compared to losses in the prior period.
Expenses
Total expenses increased $476 million, or 2%, to $28.0 billion for the nine months ended September 30, 2026 from $27.6 billion in the prior period, primarily due to the following:
•Higher other expenses, net of capitalization of deferred policy acquisition costs, were primarily due to higher reinsurance and employee-related expenses.
•Policyholder liability remeasurement losses increased primarily due to the actuarial assumption review. See “— Additional Information - Actuarial Assumption Review” for the results of the actuarial assumption review.
Partially offset by:
•An increase in market risk benefit remeasurement gains was primarily driven by increases in U.S. long-term interest rates in the current period compared to decreases in the prior period, partially offset by (i) certain key equity indexes increasing less significantly in the current period compared to the prior period and (ii) ceded reinsurance. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s market risk benefits.
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
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments
•Corporate tax deduction for stock-based compensation
Additional Information - Actuarial Assumption Review
The actuarial assumption review resulted in a loss of $51 million and a gain of $20 million for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,		Variance
Assumptions	2026	2025
	(In millions, net of income tax)
Economic	$(1)	$(34)	$33
Mortality	(44)	13	(57)
Morbidity	49	(90)	139
Policyholder behavior	(107)	15	(122)
Operational	52	116	(64)
Total	$(51)	$20	$(71)
•The $71 million decrease was primarily driven by (i) updates to policyholder behavior assumptions in the long-term care business related to refinements to the lapse assumption, (ii) updates to operational assumptions related to future premium rate increases for the long-term care business, and (iii) less favorable mortality experience in the structured settlements, pension risk transfer, variable annuity and term life businesses, partially offset by favorable morbidity in the long-term care business.
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
Subsequent Events
See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding (i) the non-cash dividend distribution of Missouri Reinsurance, Inc. to MetLife, Inc. and (ii) the amended and restated unsecured revolving credit facility.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Securities trading plans
During the three months ended September 30, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Farmer Mac	Federal Agricultural Mortgage Corporation
ABO	Accumulated Benefit Obligations	FASB	Financial Accounting Standards Board
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	FHLBNY	Federal Home Loan Bank of New York
ACL	Allowance For Credit Loss	FINRA	Financial Industry Regulatory Authority
AFS	Available-For-Sale	FIO	Federal Insurance Office
AI	Artificial Intelligence	Fitch	Fitch Ratings Inc.
ALM	Asset/Liability Management	FPBs	Future Policy Benefits
Alt-A	Alternative Residential Mortgage Loans	FSOC	Financial Stability Oversight Council
AOCI	Accumulated Other Comprehensive Income (Loss)	FVO	Fair Value Option
ASO	Administrative Services-Only	GAAP	Accounting principles generally accepted in the United States of America
ASU	Accounting Standards Update	GCC	Group Capital Calculation
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	GICs	Guaranteed Interest Contracts
CCPA	California Consumer Privacy Act	GMABs	Guaranteed Minimum Accumulation Benefits
CEO	Chief Executive Officer	GMCR	Guaranteed Minimum Crediting Rates
CFEs	Collateralized Financing Entities	GMDBs	Guaranteed Minimum Death Benefits
CFO	Chief Financial Officer	GMIBs	Guaranteed Minimum Income Benefits
CFPB	Consumer Financial Protection Bureau	GMWBs	Guaranteed Minimum Withdrawal Benefits
CFTC	Commodity Futures Trading Commission	GMXBs	Guaranteed Minimum Benefits
CISO	Chief Information Security Officer	IBNP	Incurred But Not Paid
CLOs	Collateralized Loan Obligations	IBNR	Incurred But Not Reported
CMBS	Commercial Mortgage-Backed Securities	IMR	Interest Maintenance Reserve
CODM	Chief Operating Decision Maker	IRS	Internal Revenue Service
COLI	Company-Owned Life Insurance Policies	LDTI	Long-Duration Targeted Improvements
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	LDTI Transition Date	January 1, 2021
Credit Facility	Unsecured revolving credit facility	LTV	Loan-To-Value
CRO	Chief Risk Officer	MetLife Funding	MetLife Funding, Inc.
Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law	MLIC	Metropolitan Life Insurance Company
DAC	Deferred Policy Acquisition Costs	Moody’s	Moody’s Investors Service, Inc.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	MoRe	Missouri Reinsurance, Inc.
DOL	U.S. Department of Labor	MRB	Market Risk Benefit
DPL	Deferred Profit Liability	MRC	MetLife Reinsurance Company of Charleston
DSCR	Debt Service Coverage Ratios	MTL	Metropolitan Tower Life Insurance Company
ERC	Enterprise Risk Committee	NAIC	National Association of Insurance Commissioners
ERISA	Employee Retirement Income Security Act of 1974	NAV	Net Asset Value
ERM	Enterprise Risk Management	NGEs	Non-Guaranteed Elements
Exchange Act	Securities Exchange Act of 1934, as amended	NIFO	Net investment in a foreign operation

NPR	Net Premium Ratio	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
NQM	Nonqualified Residential Mortgage	S&P	Standard & Poor’s Global Ratings
NRSRO	Nationally Recognized Statistical Rating Organizations	SCL	Special Considerations Letter
NYDFS	New York State Department of Financial Services	SEC	U.S. Securities and Exchange Commission
OCI	Other Comprehensive Income (Loss)	SSG	Structured Securities Group
OLPI	Other Limited Partnership Interests	Statutory Codification	Codification of Statutory Accounting Principles
OTC	Over-the-Counter	Structured Products	RMBS, ABS & CLO and CMBS
OTC-bilateral	Bilateral contracts between two counterparties	Superintendent	New York Superintendent of Financial Services
OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
PABs	Policyholder Account Balances	TRRs	Total Rate of Return Swaps
PBO	Projected Benefit Obligation	U.S.	United States
PCAOB	Public Company Accounting Oversight Board	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
PTE	Prohibited Transaction Exemption	UREV	Unearned Revenue
RBC	Risk-Based Capital	VIEs	Variable Interest Entities
REJVs	Real Estate Joint Ventures	VM	Valuation Manual
RIS	Retirement and Income Solutions	VOBA	Value of Business Acquired
RMBS	Residential Mortgage-Backed Securities	VOCRA	Value of Customer Relationships Acquired
ROU	Right-of-Use	VODA	Value of Distribution Agreements

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

Date: November 10, 2026